Form 10-K
period 2020-12-31
BERKLEY W R CORP
filed 2021-02-18
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

Commission file number 1-15202

W. R. BERKLEY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			22-1867895
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)
475 Steamboat Road	Greenwich,	CT	06830
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (203) 629-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $.20 per share	WRB	New York Stock Exchange
5.900% Subordinated Debentures due 2056	WRB-PC	New York Stock Exchange
5.750% Subordinated Debentures due 2056	WRB-PD	New York Stock Exchange
5.700% Subordinated Debentures due 2058	WRB-PE	New York Stock Exchange
5.100% Subordinated Debentures due 2059	WRB-PF	New York Stock Exchange
4.250% Subordinated Debentures due 2060	WRB-PG	New York Stock Exchange
4.125% Subordinated Debentures due 2061	WRB-PH	New York Stock Exchange
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
    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.            ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,077,532,224.
Number of shares of common stock, $.20 par value, outstanding as of February 11, 2021: 177,361,868
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, are incorporated herein by reference in Part III.

2

			Page
SAFE HARBOR STATEMENT
	PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	19
ITEM	1B.	UNRESOLVED STAFF COMMENTS	29
ITEM	2.	PROPERTIES	30
ITEM	3.	LEGAL PROCEEDINGS	30
ITEM	4.	MINE SAFETY DISCLOSURES	30

	PART II
ITEM	5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	31
ITEM	6.	Not Applicable
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	54
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	55
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	107
ITEM	9A.	CONTROLS AND PROCEDURES	107
ITEM	9B.	OTHER INFORMATION	109

	PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	110
ITEM	11.	EXECUTIVE COMPENSATION	110
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	110
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	110
ITEM	14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	110

	PART IV
ITEM	15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	111
ITEM	16.	FORM 10-K SUMMARY	115
EX-4.1		DESCRIPTION OF REGISTRANT’S SECURITIES REGISTERED PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934
EX-21		LIST OF COMPANIES AND SUBSIDIARIES
EX-23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-31.2		CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-32.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-101		INSTANCE DOCUMENT
EX-101		SCHEMA DOCUMENT
EX-101		CALCULATION LINKBASE DOCUMENT
EX-101		LABELS LINKBASE DOCUMENT
EX-101		PRESENTATION LINKBASE DOCUMENT
EX-101		DEFINITION LINKBASE DOCUMENT
3

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report including statements related to our outlook for the industry and for our performance for the year 2021 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

•the cyclical nature of the property casualty industry;
•the impact of significant competition, including new alternative entrants to the industry;
•the long-tail and potentially volatile nature of the insurance and reinsurance business;
•product demand and pricing;
•claims development and the process of estimating reserves;
•investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments;
•the effects of emerging claim and coverage issues;
•the uncertain nature of damage theories and loss amounts, including claims for cyber security related risks;
•natural and man-made catastrophic losses, including as a result of terrorist activities;
•the ongoing COVID-19 pandemic;
•the impact of climate change, which may alter the frequency and increase the severity of catastrophe events;
•general economic and market activities, including inflation, interest rates and volatility in the credit and capital markets;
•the impact of conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response to it, on our results and financial condition;
•foreign currency and political risks (including those associated with the United Kingdom's withdrawal from the European Union, or "Brexit") relating to our international operations;
•our ability to attract and retain key personnel and qualified employees;
•continued availability of capital and financing;
•the success of our new ventures or acquisitions and the availability of other opportunities;
•the availability of reinsurance;
•our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2019 ("TRIPRA");
•the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us;
•other legislative and regulatory developments, including those related to business practices in the insurance industry;
•credit risk relating to our policyholders, independent agents and brokers;
•changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies;
•the availability of dividends from our insurance company subsidiaries;
•potential difficulties with technology and/or cyber security issues;
•the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and
•other risks detailed in this Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (“SEC”).
4

We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2021 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.
5

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
    Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of our operating segments for each of the past three years were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net premiums written:
Insurance	$6,347,101	$6,086,009	$5,791,905
Reinsurance & Monoline Excess	915,336	777,490	641,322
Total	$7,262,437	$6,863,499	$6,433,227

Percentage of net premiums written:
Insurance	87.4%	88.7%	90.0%
Reinsurance & Monoline Excess	12.6	11.3	10.0
Total	100.0%	100.0%	100.0%
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
Our twenty-six insurance company subsidiaries rated by Fitch Ratings ("Fitch") have insurer financial strength ratings of A+ (the seventh highest rating out of twenty-seven possible ratings).

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
Operating units comprising the Insurance segment are as follows:
Acadia Insurance is a Northeast regional property casualty underwriter offering a broad portfolio of products exclusively through local independent agents in Connecticut, Maine, Massachusetts, New Hampshire, New York, Rhode Island and Vermont. In addition to its general offerings, Acadia has specialized expertise in insuring regional industries such as construction, service contractors, lumber, and transportation.
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
Berkley Aspire provides excess and surplus lines coverage on a national basis to small to medium-sized insureds with low to moderate insurance risk. Its product lines include general liability, liquor liability and some property and inland marine coverage. It serves a limited distribution channel, including select Berkley member company agents.
Berkley Asset Protection provides specialized insurance coverages for fine arts and jewelry exposures to commercial and individual clients.
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
Berkley FinSecure serves the insurance needs of companies in the financial services sector and beyond. Its Berkley Crime division provides crime and fidelity related insurance products for commercial organizations, financial sector businesses and governmental entities on a primary and excess basis. Its Financial Services segment provides management liability and fidelity products to financial institutions, insurance companies and asset management firms.
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
Berkley Healthcare underwrites customized, comprehensive insurance solutions for the full spectrum of healthcare providers. Through Berkley Healthcare Medical Professional, it offers a wide range of medical professional coverages. Through Berkley Healthcare Financial Lines, it offers a comprehensive suite of financial lines coverages.
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
Berkley Industrial specializes in writing workers' compensation insurance for diverse high hazard industries in select states. Its products are distributed by a select group of independent retail agents.
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

Berkley Life Sciences offers a comprehensive spectrum of property casualty products to the life sciences industry on a global basis, including both primary and excess product liability coverages. It serves pharmaceutical and biotech companies, medical device companies, dietary supplement companies, medical and research related software developers, contract research and manufacturing organizations, research institutions and organizations, and other related businesses.
Berkley Luxury Group provides commercial package insurance programs for high-end cooperative, condominium, and quality rental apartment buildings and upscale restaurants in the New York, New Jersey, Chicago and Washington, D.C. metropolitan markets, as well as other select markets.
Berkley Mid-Atlantic Group provides commercial property casualty coverages to a wide variety of businesses in Delaware, the District of Columbia, Maryland, Ohio, Pennsylvania, and Virginia. Focusing on small and middle market accounts, it complements its standard writings with specialized products in areas such as construction.
Berkley Net Underwriters focuses on small and medium-sized commercial risks, using a web-based system to allow producers to quote, bind and service workers' compensation insurance products on behalf of Berkley member insurance companies.
Berkley North Pacific offers preferred insurance products and services to a broad range of small to medium size commercial entities. It operates through independent agents in Idaho, Montana, Oregon, Utah and Washington.
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
Berkley Select specializes in underwriting professional liability insurance for law firms and accounting firms, as well as other professional firms and their practices. It also offers executive liability products, including directors and officers liability, employment practices and fiduciary liability, to small to middle market privately held and not for profit customers. Berkley Select provides these insurance products on both an admitted and surplus lines basis.
Berkley Southeast offers a wide array of commercial lines products in six southeastern states: Alabama, Georgia, Mississippi, North Carolina, South Carolina and Tennessee, specializing in small to mid-sized accounts.
Berkley Surety provides a full spectrum of surety bonds for construction, environmental and commercial surety accounts in the U.S. and Canada, through an independent agency and broker platform across 20 field locations.
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
Intrepid Direct provides business insurance coverages through a direct distribution model focused on the franchise market, with specialties in the restaurant, garage and fitness industries.
Key Risk specializes in writing workers' compensation insurance for diverse industries including healthcare, human services, transportation, temporary staffing, professional employer organizations and contractors requiring coverage under the United States Longshore and Harbor Workers' Compensation Act (USL&H). Its products are distributed by a select group of independent retail agents and wholesale brokers located throughout the United States.
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
Preferred Employers Insurance focuses exclusively on workers' compensation products and services for businesses based in California. It serves over 15,000 customers covering a broad spectrum of industries throughout the state.
Union Standard offers preferred commercial property and casualty insurance products and services to a wide range of small to medium size commercial entities with a focus on the construction, farm/ranch, retail and service industries. It operates through independent agents in Arizona, Arkansas, New Mexico, Oklahoma and Texas.
Vela Insurance Services specializes in commercial casualty insurance on an excess and surplus lines basis. Its primary focus is on general liability insurance for construction, manufacturing and general casualty clients as well as products liability and miscellaneous professional liability coverages distributed through wholesale insurance brokers.
Verus Underwriting Managers offers general liability, professional liability and property coverages for small to mid-sized commercial risks in the excess and surplus lines insurance market through a select group of appointed wholesale brokers.
W R B Europe is comprised of specialist operating units offering a focused range of insurance products to markets in Continental Europe.
W / R / B Underwriting provides a broad range of leading insurance products to the Lloyd's marketplace, with a concentration in specialist classes of business including property, professional indemnity and crisis management.

    The following table sets forth the percentage of gross premiums written by each Insurance operating unit:

	Year Ended December 31,
	2020	2019	2018
Acadia Insurance	6.0%	5.9%	6.7%
Admiral Insurance	5.6	5.9	5.8
Berkley Accident and Health	5.2	5.7	5.7
Berkley Agribusiness	1.2	1.1	1.2
Berkley Alliance Managers	2.8	3.0	2.6
Berkley Aspire	0.5	0.4	0.3
Berkley Asset Protection	0.8	0.6	0.6
Berkley Canada	1.1	1.0	1.0
Berkley Custom Insurance	3.5	3.1	2.7
Berkley Cyber Risk Solutions	0.5	0.3	0.2
Berkley Entertainment	2.1	2.7	2.6
Berkley Environmental	5.4	4.9	5.1
Berkley FinSecure	0.8	0.9	0.9
Berkley Fire & Marine	0.8	0.7	0.6
Berkley Global Product Recall Management	0.4	0.5	0.5
Berkley Healthcare	1.7	1.6	1.2
Berkley Human Services	1.0	0.8	0.8
Berkley Industrial	0.8	0.9	0.9
Berkley Insurance Asia	0.7	0.6	0.4
Berkley Insurance Australia	1.4	1.2	1.2
Berkley Latinoamérica	2.8	3.6	4.2
Berkley Life Sciences	0.5	0.7	0.8
Berkley Luxury Group	1.1	1.3	1.4
Berkley Mid-Atlantic Group	1.2	1.2	1.2
Berkley Net Underwriters	2.2	3.0	5.0
Berkley North Pacific	0.7	0.8	1.2
Berkley Offshore Underwriting Managers	1.5	1.2	1.1
Berkley Oil & Gas	3.2	4.1	3.6
Berkley One	0.7	0.3	0.2
Berkley Professional Liability	4.8	2.9	1.9
Berkley Program Specialists	1.7	1.1	1.1
Berkley Public Entity	0.5	0.4	0.4
Berkley Risk	0.3	0.3	0.2
Berkley Select	2.4	2.8	3.2
Berkley Southeast	2.3	2.0	2.0
Berkley Surety	1.2	1.2	1.3
Berkley Technology Underwriters	0.7	0.7	0.7
Carolina Casualty	0.6	0.7	0.5
Continental Western Group	2.8	2.6	3.5
Gemini Transportation	3.4	2.9	2.3
Intrepid Direct	0.9	0.5	0.3
Key Risk	2.5	2.7	2.9
Nautilus Insurance Group	4.9	4.8	5.0
Preferred Employers Insurance	1.9	2.4	2.5
Union Standard	2.0	2.1	2.7
Vela Insurance Services	2.6	2.8	2.6
Verus Underwriting Managers	0.7	0.8	0.9
WRB Europe	1.0	1.4	1.9
W/R/B Underwriting	4.3	3.9	2.9
Other	2.3	3.0	1.5
Total	100.0%	100.0%	100.0%

    The following table sets forth percentages of gross premiums written, by line, by our Insurance operations:

	Year Ended December 31,
	2020	2019	2018
Other liability	35.5%	33.9%	32.4%
Short-tail lines (1)	23.3	23.5	23.5
Professional liability	15.1	13.3	12.0
Workers' compensation	14.3	17.8	20.6
Commercial auto	11.8	11.5	11.5
Total	100.0%	100.0%	100.0%
___________________
(1)Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler    and machinery and other lines.
Reinsurance & Monoline Excess
We provide other insurance companies and self-insureds with assistance in managing their net risk through reinsurance on either a portfolio basis, through treaty reinsurance, or on an individual basis, through facultative reinsurance. Our monoline excess operations solely retain risk on an excess basis.
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
Berkley Re UK writes international property casualty treaty and property facultative accounts. Its territorial scope includes reinsured clients domiciled in the United Kingdom, Europe, Africa, the Middle East and the Caribbean.
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

The following table sets forth the percentages of gross premiums written by each Reinsurance & Monoline Excess operating unit:

	Year Ended December 31,
	2020	2019	2018
Berkley Re America	31.6%	34.2%	31.7%
Berkley Re Asia Pacific	13.5	12.0	11.2
Berkley Re Solutions	14.4	12.2	10.7
Berkley Re UK	14.7	15.3	16.8
Lloyd's Syndicate 2791 Participation	6.0	4.8	5.1
Midwest Employers Casualty	19.8	21.5	24.5
Total	100.0%	100.0%	100.0%

The following table sets forth the percentages of gross premiums written, by line, by our Reinsurance & Monoline Excess operations:

	Year Ended December 31,
	2020	2019	2018
Casualty	58.1%	55.7%	53.0%
Property	22.1%	22.8%	22.5%
Monoline Excess	19.8%	21.5%	24.5%
Total	100.0%	100.0%	100.0%

Results by Segment
Summary financial information about our segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Insurance
Revenue	$6,478,834	$6,397,074	$6,208,290
Income before income taxes	668,012	814,862	717,154
Reinsurance & Monoline Excess
Revenue	1,009,203	877,551	848,966
Income before income taxes	205,587	189,188	201,001
Other (1)
Revenue	610,888	627,571	634,395
Loss before income taxes	(168,797)	(151,130)	(106,061)
Total
Revenue	$8,098,925	$7,902,196	$7,691,651
Income before income taxes	$704,802	$852,920	$812,094
_______________________________________
(1)Represents corporate revenues and expenses, net investment gains and losses, and revenues and expenses from non-insurance businesses that are consolidated for financial reporting purposes.

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

	Year Ended December 31,
	2020	2019	2018
Insurance
Loss ratio	64.9%	62.4%	62.5%
Expense ratio	30.3	31.1	32.6
Combined ratio	95.2%	93.5%	95.1%
Reinsurance & Monoline Excess
Loss ratio	61.3%	61.5%	61.0%
Expense ratio	31.8	35.0	35.8
Combined ratio	93.1%	96.5%	96.8%
Total
Loss ratio	64.5%	62.3%	62.4%
Expense ratio	30.4	31.5	32.9
Combined ratio	94.9%	93.8%	95.3%

Investments
Investment results, before income taxes, were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Average investments, at cost (1)	$20,012,182	$19,145,567	$18,392,297
Net investment income (1)	$583,821	$645,614	$674,235
Percent earned on average investments (1)	2.9%	3.4%	3.7%
Net investment gains (2)	$103,000	$120,703	$154,488
Change in unrealized investment gains (losses) (3)	$164,645	$261,970	$(302,737)
_______________________________________
(1)Includes investments, cash and cash equivalents, trading accounts receivable from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.
(2)The inclusion of the allowance for expected credit losses on investments commenced January 1, 2020 due to the adoption of ASU 2016-13. See Note 10 of the Consolidated Financial Statements for components of net investment gains.
(3)Represents the change in unrealized investment gains (losses) for available for sale securities recognized in stockholders' equity.
For comparison, the following are the coupon returns for the Barclays U.S. Aggregate Bond Index and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2020	2019	2018
Barclays U.S. Aggregate Bond Index	2.8%	3.2%	3.0%
S&P 500® Index	1.8	2.3	2.0

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	Year Ended December 31,
	2020	2019	2018
1 year or less	11.4%	6.5%	6.9%
Over 1 year through 5 years	38.9	35.9	34.3
Over 5 years through 10 years	25.0	24.7	22.3
Over 10 years	17.4	21.4	24.7
Mortgage-backed securities	7.3	11.5	11.8
Total	100.0%	100.0%	100.0%

At December 31, 2020, the fixed maturity portfolio had an effective duration of 2.4 years, including cash and cash equivalents, and 2.8 years for both 2019 and 2018.
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

The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,655 million and $1,731 million at December 31, 2020 and 2019, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $483 million and $530 million at December 31, 2020 and 2019, respectively. At December 31, 2020, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.6%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2020) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2020), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
To date, known environmental and asbestos claims have not had a material impact on the Company’s operations, because its subsidiaries generally did not insure large industrial companies that are subject to significant environmental or asbestos exposures prior to 1986 when an absolute exclusion was incorporated into standard policy language.
The Company’s net reserves for losses and loss expenses relating to environmental and asbestos claims on policies written before adoption of the absolute exclusion was $19 million at December 31, 2020 and $24 million at December 31, 2019. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years:

(In thousands)	2020	2019	2018
Net reserves at beginning of year	$10,697,998	$10,248,883	$10,056,914
Cumulative effect adjustment resulting from changes in accounting principles (1)	5,927	—	—
Restated net reserves at beginning of period	10,703,925	10,248,883	10,056,914
Net provision for losses and loss expenses:
Claims occurring during the current year (2)	4,432,937	4,057,989	3,926,489
Increase in estimates for claims occurring in prior years (3)	627	34,079	6,831
Loss reserve discount amortization	35,142	39,048	41,382
Total	4,468,706	4,131,116	3,974,702
Net payments for claims:
Current year	921,054	985,599	964,808
Prior years	2,677,595	2,673,803	2,700,077
Total	3,598,649	3,659,402	3,664,885
Foreign currency translation	46,411	(22,599)	(117,848)
Net reserves at end of year	11,620,393	10,697,998	10,248,883
Ceded reserves at end of year	2,164,037	1,885,251	1,717,565
Gross reserves at end of year	$13,784,430	$12,583,249	$11,966,448

Net change in premiums and losses occurring in prior years:
Increase in estimates for claims occurring in prior years (3)	$(627)	$(34,079)	$(6,831)
Retrospective premium adjustments for claims occurring in prior years (4)	16,807	53,511	45,638
Net favorable premium and reserve development on prior years	$16,180	$19,432	$38,807

____________________________________
(1)The cumulative effect adjustment resulting from changes in accounting principals relates to the allowance for expected credit losses on reinsurance recoverables that commenced on January 1, 2020 due to the adoption of ASU 2016-13. See Note 1 for more details.
(2)Claims occurring during the current year are net of loss reserve discounts of $10 million, $20 million and $24 million in 2020, 2019 and 2018, respectively.
(3)The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $21 million in 2020, and increased by $19 million in 2019 and decreased by $4 million in 2018, respectively.
(4)For certain retrospectively rated insurance policies and reinsurance agreements, changes in loss and loss expenses for prior years are offset by additional or return premiums.

Also, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 13, Reserves for Losses and Loss Expenses included in our audited consolidated financial statements for further information regarding the changes in estimates for claims occurring in prior years.
A reconciliation between the reserves as of December 31, 2020 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) in the Company’s U.S. regulatory filings is as follows:

(In thousands)
Net reserves reported in U.S. regulatory filings on a SAP basis	$11,222,730
Reserves for non-U.S. companies	495,565
Loss reserve discounting (1)	(104,896)
Ceded reserves	2,164,037
Allowance for expected credit losses on due from reinsurers	6,994
Gross reserves reported in the consolidated GAAP financial statements	$13,784,430
_________________________
(1)For statutory purposes, the Company discounts its workers’ compensation reinsurance reserves at 2.5% as prescribed or permitted by the Department of Insurance of the State of Delaware. In its GAAP financial statements, the Company discounts excess workers’ compensation reserves at the risk-free rate and assumed workers’ compensation reserves at the statutory rate.
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
Legislative and Regulatory Activity Related to the COVID-19 Pandemic. Since March 2020, U.S. state insurance regulators have issued directives and guidance in response to the economic impacts of the COVID-19 pandemic, which have encouraged or directed insurance companies to implement accommodations such as extending grace periods for premium payments and forbearing on the cancellation or non-renewal of policies due to non-payment of premium. In addition, there has been industry and regulatory discussion regarding the appropriate role of pandemic business interruption coverage, which could potentially mandate retroactive coverage of pandemic-related business interruption losses that insurance policies would not otherwise cover and were not priced to cover such losses. In December 2020, the National Association of Insurance Commissioners (“NAIC”) expressed its view that a federal mechanism is necessary to address the business interruption coverage gap for pandemic risk. Proposals for a prospective federal backstop for pandemic business interruption coverages are currently under development and consideration. These legislative and regulatory initiatives may adversely affect our business.
See “Risk Factors — Risks Related to Our Industry — The COVID-19 pandemic has materially and adversely affected our results of operations, and is expected to continue and therefore may materially and adversely affect, our results of operations, financial position and liquidity.”
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
Nearly all states have also adopted changes to the holding company act that authorize U.S. insurance regulators to lead or participate in the group-wide supervision of certain international insurance groups. In November 2019, the International Association of Insurance Supervisors (“IAIS”), an international standard setter, adopted a global framework for the supervision of internationally active insurance groups, as discussed below under “- International Regulation.” This framework includes a risk-based, group-wide global insurance capital standard (“ICS”), which will undergo a five-year monitoring period that started in January 2020. In the U.S., the NAIC has developed a group capital calculation tool that uses a risk-based capital aggregation methodology for all entities in an insurance holding company system. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all companies regardless of their structure. The NAIC adopted the group capital calculation methodology and amendments to the NAIC’s model holding company act and regulation. These amendments, which implement the annual filing requirement for the group capital calculation, now have to be adopted by state legislatures in order to become effective.
Nearly all states have adopted the NAIC's Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”), which requires an insurance holding company system’s chief risk officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Under ORSA, we are required to:
•regularly, no less than annually, conduct an ORSA to assess the adequacy of our risk management framework, and current and estimated projected future solvency position;
•internally document the process and results of the assessment; and
•provide a confidential high-level ORSA Summary Report annually to the Commissioner of Insurance of the State of Delaware (our lead state commissioner).
Cybersecurity Regulations. New York’s cybersecurity regulation for financial services institutions that are authorized by the New York State Department of Financial Services ("Part 500"), including our insurance subsidiaries licensed in New York, became effective on March 1, 2017. The regulation requires these entities to assess risks associated with their information systems and establish and maintain a cybersecurity program designed to protect consumers’ private data and the confidentiality, integrity and availability of the licensee’s information systems. On October 24, 2017, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), which establishes standards for data security, the investigation of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information, and reporting to insurance commissioners. The Cybersecurity Model Law imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. Its implementation will be based on adoption by state legislatures. As of December 31, 2020, the Cybersecurity Model Law had been adopted by 11 states, including one of our domiciliary states. Importantly, a drafting note in the Cybersecurity Model Law states that a licensee’s compliance with the New York cybersecurity regulation is intended to constitute compliance with the Cybersecurity Model Law.
Certain states are developing or have developed regulations related to privacy and data security. For example, in 2018 California enacted the California Consumer Privacy Act (“CCPA”), which broadly regulates the collection, processing and disclosure of California residents’ personal information, imposes limits on the “sale” of personal information and grants California residents certain rights to, among other things, access and delete data about them in certain circumstances. CCPA also established a private right of action, with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. CCPA became effective on January 1, 2020, and compliance with the CCPA may increase the cost of providing our services in California. Other states have considered - and may adopt - similar proposals. We cannot predict the impact, if any, that any proposed or future cybersecurity regulations will have on our business, financial condition or results of operations.
Risk-Based Capital Requirements. The NAIC utilizes a Risk-Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The NAIC RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above any RBC action level as of December 31, 2020.
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
Terrorism Risk Insurance. The Terrorism Risk Insurance Act of 2002 established a Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. Pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”), the program was extended until December 31, 2027.
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
Under the program, the federal government will pay 80% of an insurer's covered losses in excess of the insurer's applicable deductible. The insurer's deductible is based on 20% of earned premium for the prior year for covered lines of commercial property and casualty insurance. Based on our 2020 earned premiums, our aggregate deductible under TRIPRA during 2021 will be approximately $1,014 million. The federal program will not pay losses for certified acts unless such losses exceed $200 million industry-wide for any calendar year after 2020. TRIPRA limits the federal government's share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.
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
Climate Change and Financial Risks. In September 2020, the New York State Department of Financial Services (the “NYDFS”) issued a circular letter to New York domestic and foreign insurance companies, which impacts our insurance subsidiaries licensed in New York. The circular letter states that the NYDFS expects insurers to integrate financial risks related to climate change into their governance frameworks, risk management processes and business strategies. For example, the letter states that an insurer should designate a board member or board committee, as well as a senior management function, that oversees the management of the financial risks associated with climate change. The NYDFS will publish guidance on climate-related financial supervision, and it will incorporate questions on this topic into their examinations starting in 2021.
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
The Dodd-Frank Act authorizes the Secretary of the Treasury and U.S. Trade Representative to enter into international agreements of mutual recognition regarding the prudential regulation of insurance or reinsurance, and in September 2017, the U.S. and the European Union ("EU") signed such a covered agreement (the "EU Covered Agreement").
The EU Covered Agreement addresses three areas of prudential supervision: reinsurance, group supervision and the exchange of information between the U.S. and EU. Under the EU Covered Agreement, reinsurance collateral requirements will no longer apply to qualifying EU reinsurers that sell reinsurance to the U.S. market, and U.S. reinsurers operating in the EU market will no longer be subject to “local presence” requirements. The EU Covered Agreement establishes group supervision practices that apply only to U.S. and EU insurance groups operating in both territories. For instance, the EU Covered Agreement states that, provided the U.S. has adopted group supervision including worldwide group governance, solvency, capital and reporting, U.S.-headquartered insurance groups with operations in the EU will be supervised at the worldwide level only by U.S. insurance regulators precluding EU insurance supervisors from exercising solvency and capital requirements over the worldwide operations of U.S.-headquartered insurers. Under the Dodd-Frank Act, the FIO has preemption authority over state insurance laws that conflict with the EU Covered Agreement.
In late December 2018, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative entered into a covered agreement with the U.K. (the “U.K. Covered Agreement”), which will extend the benefits of a covered agreement to the U.K. after Brexit. The agreement between the U.S. and the U.K. largely reflects the provisions of the EU Covered Agreement and incorporates the same timeframes within it.
Under the terms of such EU and U.K. Covered Agreements, beginning September 1, 2022, state credit for reinsurance laws that result in non-U.S. reinsurers subject to the Covered Agreements being treated less favorably than U.S. reinsurers may be preempted by the applicable Covered Agreement. Accordingly, in June 2019, the NAIC adopted amendments to its Credit for Reinsurance Model Law in order to satisfy the substantive and timing requirements of the Covered Agreements and to pave the way for U.S. states to similarly amend their credit for reinsurance laws and avoid potential federal pre-emption of these laws. These amendments will become an NAIC accreditation standard beginning September 1, 2022, with enforcement beginning on January 1, 2023. The newly amended Credit for Reinsurance Model Law also extends the zero reinsurance collateral provisions in the Covered Agreements to U.S. jurisdictions that are accredited by the NAIC and to non-U.S. jurisdictions that have not entered into a covered agreement with the U.S. but the NAIC has identified as “reciprocal jurisdictions” pursuant to the NAIC Qualified Jurisdiction Process. We cannot currently predict the impact of these changes to the law or whether any other covered agreements will be successfully adopted, and cannot currently estimate the impact of these changes to the law and any such adopted covered agreements on our business, financial condition or operating results.
The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to the United States’ financial stability in the event of the insurer’s material financial distress or failure, i.e., a “systemically important financial institution” or a “non-bank SIFI.” An insurer so designated by the FSOC will be subject to Federal Reserve supervision and heightened prudential standards. There are currently no such non-bank SIFIs designated by the FSOC. On December 4, 2019, the FSOC approved final guidance related to a revised process for designating non-bank SIFIs, which substantially changed its previous procedures by adopting an activities-based approach and moving away from the entities-based approach. The final guidance became effective on January 29, 2020.
Based upon our current business model and balance sheet, we do not believe that we will be designated by the FSOC as such an institution. Although the potential impact of any future amendments to the Dodd-Frank Act on the U.S. insurance industry is not clear, our business could be affected by changes to the U.S. system of insurance regulation or our designation or the designation of insurers or reinsurers with which we do business as systemically important non-bank financial companies.
International Regulation
Our insurance subsidiaries based in the United Kingdom are regulated by the Prudential Regulation Authority (“PRA”) and/or the Financial Conduct Authority (“FCA”). The PRA’s primary objectives with regard to insurers are to promote the safety and soundness of insurers and to contribute to the securing of an appropriate degree of protection for current and future policyholders, while the FCA has three operational objectives: (i) to secure an appropriate degree of protection for consumers, (ii) to protect and enhance the integrity of the United Kingdom’s financial system, and (iii) to promote effective competition in the interests of consumers in the financial services markets. The PRA and FCA employ a variety of regulatory tools to achieve their objectives, including periodic auditing and reporting requirements, risk assessment reviews, minimum solvency margins and individual capital assessment requirements, dividend restrictions, in certain cases, approval requirements governing the appointment of key officers, approval requirements governing controlling ownership interests and various other requirements.
Our Lloyd’s managing agency is also regulated by Lloyd’s, and the Lloyd’s syndicate business is subject to Lloyd’s supervision. Through Lloyd’s, we are licensed to write business in various countries throughout the world by virtue of Lloyd’s international licenses. In each such country, we are subject to the laws and insurance regulation of that country. Our insurance subsidiary based in Liechtenstein is regulated by the Financial Market Authority of Liechtenstein, which has regulatory tools analogous to those of the U.K. regulators noted above.
Additionally, U.K. and Liechtenstein laws and regulations also impact us as “controllers” of our European-regulated subsidiaries, whereby we are required to notify the appropriate authorities about significant events relating to such regulated subsidiaries’ controllers (i.e. persons or entities which have certain levels of direct or indirect voting power or economic interests in the regulated entities) as well as changes of control, and to submit annual reports regarding their controllers. The

PRA/FCA’s Senior Managers and Certification Regime and analogous regulation in Liechtenstein further provide regulatory frameworks for standards of fitness and propriety, conduct and accountability for individuals in positions of responsibility at insurers. In addition, certain employees are individually registered at Lloyd’s.
Following the expiry of the transition period for the United Kingdom’s withdrawal from the EU on December 31, 2020, an insurance company with authorization to write insurance business in the U.K. is no longer permitted to provide cross-border services on a “passporting” basis in the remaining member states of the European Economic Area (“EEA”), a group including member states of the EU and Norway, Liechtenstein and Iceland. Instead, U.K. insurance companies are now required to establish either a subsidiary or a branch in an EEA member state and apply for direct authorization with the local regulator in that jurisdiction.
EEA insurers have similarly lost their right to provide cross-border services on a “passporting” basis into the U.K. As a result, the U.K. branch of our Liechtenstein subsidiary has applied for direct authorization to carry on insurance business in the U.K. In the meantime, the branch is currently able to perform regulated insurance business in the U.K. under the supervision of the PRA/FCA pursuant to the U.K. ‘Temporary Permissions Regime’ while the application is being considered.
See below “Risks Relating To Our Business-The United Kingdom leaving the EU could adversely affect our business” for more information.
Our insurance business throughout the EU and EEA is subject to “Solvency II”, an insurance regulatory regime governing, among other things, capital adequacy and risk management which became effective on January 1, 2016. Following the U.K.’s withdrawal from the EU, and the expiry of the transition period on December 31, 2020, our Lloyd’s managing agency (and the U.K. branch of our Liechtenstein subsidiary) are now subject to a separate U.K. prudential regime. This domestic regime is identical to Solvency II from January 1, 2021. However, the two regimes may diverge over time. The U.K. is currently undertaking a review of Solvency II and of the regulatory regime applicable to U.K. authorized insurers and reinsurers. Lloyd’s applies a capital adequacy test to all Lloyd’s syndicates, including our syndicate, that is based on the U.K. prudential regime.
Solvency II provides for the supervision of group solvency. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the U.S. company is not already subject to regulations deemed “equivalent” to Solvency II. Currently, the U.S. system of insurance regulation relating to group supervision is not deemed “equivalent” to Solvency II by European Union authorities. The PRA will also perform separate, but comparable, supervision of group solvency under the U.K.’s own domestic prudential regime where a U.S. holding company is a parent of a subsidiary U.K. insurer or reinsurer.
The Liechtenstein financial services regulator, the Financial Markets Authority, is the group supervisor for our European-regulated subsidiaries. However, both the EU and the U.K. Covered Agreements prohibit any EU supervisor or the PRA (as applicable) from exercising group-wide supervision at any level above the highest company organized in the country of that supervisor.
We must also comply with the EU General Data Protection Regulation (“GDPR”), which took effect in May 2018. The regulation’s goal is to impose increased individual rights and protections for all personal data located in or originating from the EU. The U.K. has also implemented the GDPR. Both the GDPR and the U.K. GDPR are extraterritorial in that they apply to all businesses in the EU and the U.K. respectively and any business outside the EU and the U.K. that process EU and/or U.K. personal data of individuals in the EU and/or the U.K.. Moreover, there are significant fines associated with non-compliance. In particular, we need to monitor our compliance with all relevant member states’ laws and regulations, including where permitted derogations from the GDPR and the U.K. GDPR are introduced. The introduction of the GDPR and the U.K. GDPR, and any resultant changes in EU member states’ or U.K. national laws and regulations, has increased our compliance obligations and has necessitated the review and implementation of policies and processes relating to our collection and use of data, and has required us to change our business practices regarding these matters.
In addition, we may be affected by regulatory policies adopted by the IAIS, an international standard setter consisting of supervisors and regulators from more than 200 jurisdictions. The IAIS has been working on several initiatives to consider changes to insurer solvency standards and group supervision of companies in a holding company system in response to the increasing globalization of the insurance sector. In November 2019, the IAIS formally adopted a global framework for the supervision of internationally active insurance groups (“IAIGs”), which is referred to as the Common Framework for the Supervision of Internationally Active Insurance Groups, or “ComFrame.” ComFrame is intended to provide a framework of basic standards for IAIGs and a process for supervisors to cooperate in the supervision of IAIGs. Also in November 2019, the IAIS adopted a risk-based group-wide global insurance capital standard (“ICS”) that will apply to IAIGs and ultimately form a part of ComFrame. The ICS commenced a five-year monitoring period in January 2020 which is being used for confidential reporting and discussion in supervisory colleges to provide feedback to the IAIS on the ICS’s design and performance, but will not trigger any supervisory action. Following this monitoring period, the ICS is expected to be implemented in 2025 as a group-

wide prescribed capital requirement for IAIGs and integrated into the rest of ComFrame. As noted above under “- U.S. Regulation,” it is unclear how the development of the ICS will interact with existing capital requirements for insurance companies in the United States and the NAIC’s development of the GCC.
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
Human Capital Resources
As of January 15, 2021, we employed 7,495 individuals. Of this number, our subsidiaries employed 7,356 persons and the remaining persons were employed at the parent company.
We believe that our people are our greatest asset and that our corporate culture is the most important intangible value driver of our superior long-term risk-adjusted returns and growth in stockholder value.
Human Capital Management: The Company fosters a performance culture. We are focused on creating a respectful, rewarding, diverse, and inclusive work environment that allows our employees to build meaningful and productive careers. The success of these human capital management objectives is essential to our strategy, as it is our people who drive our success. We invest in their growth as individuals and professionals through training and engagement, as well as in their well-being through robust health and wellness programs and a commitment to diversity.
The Company provides developmental opportunities for our employees through formal and informal programs that focus on enabling employees to build skills and thought leadership in specific facets of our business. Our leadership programs cultivate the talent of our high-potential, strong-performing employees as we strive to deepen, enhance and diversify the Company’s leadership team.
We strive to align employee incentives with the risk and performance frameworks of the Company. The Company’s “pay for performance” philosophy connects individual, operating unit and Company results to employee compensation, providing employees with opportunities to share in the Company’s overall growth and success. The Company offers employees a comprehensive benefits package, including health and wellness, financial, educational and life management benefits. In addition, we support employees in making an impact in their local communities and globally through environmental and social efforts that are meaningful to them.
Our Board of Directors engages with our senior leadership team, including our senior vice president - human resources, on a periodic basis across a range of human capital management issues, including succession planning and development, compensation, benefits, talent recruiting and retention, engagement, diversity and inclusion, and employee feedback.
Culture: The Board of Directors has recognized Accountability, People Oriented Strategy, Responsible Financial Practices, Risk-Adjusted Returns and Transparency as the elements of corporate culture necessary for the Company to achieve success. Our culture is what unifies our employees across our decentralized business model, to serve our diverse clients globally and propels the Company’s continuous evolution.
We are committed to fostering a unifying culture and encouraging innovation across our enterprise. The key drivers of our culture encompass the premises that (i) specialized knowledge and having a customer-centric focus are competitive advantages and (ii) an environment that promotes integrity, embraces the commitment to “always do right,” fosters entrepreneurship and innovation, and values making thoughtful decisions for the long-term benefit of our enterprise. While there is no one “Berkley” way, each of our operating units has a unique culture that embodies a shared set of values that define our enterprise. Our structure, with more than 50 distinct operating units, facilitates the prompt identification of and appropriate action with respect to addressing individual business or cultural issues arising within an operating unit, without significantly affecting the larger enterprise. Furthermore, these operating units are overseen by senior corporate business managers and senior corporate functional managers, including actuarial, claims, underwriting, compliance and finance, providing a unique governance structure that makes it easier to identify such issues. Additionally, our Board of Directors through, among other activities, its regular interactions with corporate senior management, have visibility into and receive timely feedback on cultural issues that may affect our business.
As significant owners of our Company who are required to hold their shares until separation from service, each of our directors and senior executives have a vested interest in cultivating talent and perpetuating a culture that facilitates the execution of our long-term objectives.
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
We face significant competitive pressures in our businesses, which have pressured premium rates in certain areas and could harm our ability to maintain or increase our profitability and premium volume in some parts of our business.
We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies, diversified financial services companies and insurtech companies. Competitiveness in our businesses is based on many factors, including premium charges, ratings assigned by independent rating agencies, commissions paid to producers, the perceived financial strength of the company, other terms and conditions offered, services provided (including ease of doing business over the internet), speed of claims payment and reputation and experience in the lines to be written. In recent years, the insurance industry has undergone consolidation, which may further increase competition in some parts of our business.
Some of our competitors, particularly in the reinsurance business, have greater financial and/or marketing resources than we do. These competitors within the reinsurance market include Swiss Re, Munich Re, Berkshire Hathaway, Transatlantic Reinsurance, and Partner Re. We expect that perceived financial strength, in particular, will become more important as customers seek high quality reinsurers.
Over the past several years, increased supply has led to significant competition in our business. Our E&S operating units have also encountered competition from admitted companies seeking to increase market share. More recently, insurance prices have generally increased for most lines of business, excluding workers' compensation. However, loss costs have also increased and the duration and magnitude of the improving pricing environment remains uncertain. With the low level of interest rates available, current price levels for certain lines of business may remain below the prices required for us to achieve our long-term return objectives. We expect to continue to face strong competition in some parts of our business.
In recent years, various types of investors have increasingly sought to participate in the property and casualty insurance and reinsurance industries. Well-capitalized new entrants to the property and casualty insurance and reinsurance industries, or existing competitors that receive substantial infusions of capital or access to third-party capital, provide increasing competition, which may adversely impact our business and profitability. Further, an expanded supply of reinsurance capital may lower costs for insurers that rely on reinsurance and, as a consequence, those insurers may be able to price their products more competitively. In addition, technology companies or other third parties have created, and may in the future create, technology-enabled business models, processes, platforms or alternate distribution channels that may adversely impact our competitive position in some parts of our business.
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
Our gross reserves for losses and loss expenses were approximately $13.8 billion as of December 31, 2020. Our loss reserves reflect our best estimates of the cost of settling claims and related expenses with respect to insured events that have occurred.

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
As industry practices and economic, legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Examples of emerging claims and coverage issues include, but are not limited to:
•judicial expansion of policy coverage and a greater propensity to grant claimants more favorable amounts and the impact of new theories of liability;
•plaintiffs targeting property and casualty insurers, including us, in purported class action litigation relating to claims-handling and other practices;
•social inflation trends, including higher and more frequent claims, more favorable judgments and legislated increases;
•medical developments that link health issues to particular causes, resulting in liability claims;
•claims relating to unanticipated consequences of current or new technologies, including cyber security related risks;
•claims relating to potentially changing climate conditions; and
•increased claims due to third party funding of litigation.
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
Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. For example, catastrophe losses net of reinsurance recoveries were $340 million in 2020 (including COVID-19 related losses), $90 million in 2019, and $105 million in 2018. Similarly, man-made catastrophes can also have a material impact on our financial results.
Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, tsunamis, hailstorms, explosions, severe winter weather and fires, pandemics, as well as terrorist and other man-made activities, including drilling, mining and other industrial accidents, cyber events or terrorist activities. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Some catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and other disasters may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe storms. Seasonal weather variations or the impact of climate change may affect the severity and frequency of our losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our results of operations and financial condition.
The COVID-19 pandemic has materially and adversely affected our results of operations, and is expected to continue and therefore may materially and adversely affect, our results of operations, financial position and liquidity.
The ongoing COVID-19 pandemic, including the related impact on the U.S. and global economies, has materially and adversely affected our results of operations. We expect the pandemic and its impact on our business to continue, and potentially even worsen, but we cannot predict the magnitude or duration of its continued impact, particularly given the great uncertainties associated with COVID-19, including regarding the reopening of the U.S. and global economies and the recovery from its devastating economic and other effects. The ultimate impact of COVID-19 on our results of operations, financial position and liquidity is not yet known, and likely will not be known for some time, but includes the following:
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
Claim Losses Related to COVID-19 May Exceed Reserves. As of December 31, 2020, we recorded approximately $171 million for COVID-19-related losses, net of applicable reinsurance, and reinstatement premiums of approximately $18 million. Of the $171 million of COVID-19-related losses, $95 million are reported losses and $76 million is booked as IBNR. Our reserves do not represent an exact calculation of liability, but represent an estimate of what management expects the ultimate settlement and claims administration will cost for claims that have occurred, whether known or unknown. Given the great uncertainties associated with COVID-19 and its impact and the limited information upon which our current assumptions and assessments have been made, our reserves and the underlying estimated level of claim losses and costs arising from COVID-19 may materially change.
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
Changing climate conditions may alter the frequency and increase the severity of catastrophic events and thereby adversely affect our financial condition and results.
Over the past several years, changing weather patterns and climatic conditions, such as global warming, appear to have contributed to the unpredictability, frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures.  There is a growing scientific consensus that global warming and other climate change are altering the frequency, severity and/or peril characteristics of catastrophic weather  events, such as hurricanes, windstorms, floods and other natural disasters.  Such changes make it more difficult for us to predict and model catastrophic events, reducing our ability to accurately price our exposure to such events and mitigate our risks. Any increase in the frequency or severity of natural disasters may adversely affect our financial condition and results.
We, as a primary insurer, may have significant exposure for terrorist acts.
To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”), for up to 80% of our covered losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2020 earned premiums, our aggregate deductible under TRIPRA during 2021 is approximately $1,014 million. In addition, the coverage provided under TRIPRA does not apply to reinsurance that we write.
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
•evaluating enterprise risk to an insurer;
•rate and form regulation pertaining to certain of our insurance businesses;
•potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies; and
•involvement in the payment or adjudication of catastrophe or other claims beyond the terms of the policies.
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
The Dodd-Frank Act effected sweeping changes to financial services regulation in the United States. The Dodd-Frank Act established the Financial Stability Oversight Council (“FSOC”), which is authorized to recommend that certain systemically significant non-bank financial companies, including insurance companies, be regulated by the Board of Governors of the Federal Reserve. The Dodd-Frank Act also established a Federal Insurance Office (“FIO”) which is authorized to study, monitor and report to Congress on the U.S. insurance industry and the significance of global reinsurance to the U.S. insurance market. The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to the United States financial stability in the event of the insurer's material financial distress or failure. Our business could be affected by changes, whether as a result of potential changes to the Dodd-Frank Act, to the U.S. system of insurance regulation or our designation or the designation of insurers or reinsurers with which we do business as systemically significant non-bank financial companies.
Although state regulation is the primary form of regulation of insurance and reinsurance in the United States, in addition to the changes brought about by the Dodd-Frank Act, Congress has considered various proposals relating to the creation of an optional federal charter and repeal of the insurance company antitrust exemption from the McCarran-Ferguson Act. We may be subject to potentially increased federal oversight as a financial institution. In addition, the change in the U.S. administration and the volatile political environment may increase the chance of other federal legislative and regulatory changes that could affect us in ways we cannot predict.
With respect to international measures, Solvency II, the EU regime concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers may affect our insurance businesses. Implementation of Solvency II in EU member states occurred on January 1, 2016, and as the Solvency II regime evolves over time, we may be required to utilize a significant amount of resources to ensure compliance. In particular, the European Commission and European regulators are undertaking a review of Solvency II, which is anticipated to be completed in the third quarter of 2021. In addition, despite the waiver of the Solvency II group capital requirements we received, Solvency II may have the effect of increasing the capital requirements of our EU domiciled insurers. Additionally, our capital requirements and compliance requirements may be adversely affected if the EU Commission does not deem the insurance regulatory regimes of the jurisdictions outside the EU in which we have insurance or reinsurance companies domiciled to be “equivalent” to Solvency II.
Similarly, following the U.K.’s withdrawal from the EU, and the expiry of the transition period on December 31, 2020, our U.K. subsidiaries are now subject to a separate U.K. prudential regime, to which the same considerations will apply. The U.K.’s domestic prudential regime is currently identical to Solvency II, although the two regimes, and their respective requirements, may diverge over time. The U.K. has already declared that it considers the Solvency II regime as “equivalent” to its own. However, the EU is still determining whether to make “equivalency” declarations in respect of the U.K.’s prudential regime. It is also possible that any “equivalency” determinations made by either side could be withdrawn in the future, which would adversely affect our capital and compliance requirements.
If our compliance with Solvency II, the U.K.’s prudential regime or any other regulatory regime is challenged, we may be subject to monetary or other penalties. In addition, in order to ensure compliance with applicable regulatory requirements or as a result of any investigation, including remediation efforts, we could be required to incur significant expenses and undertake additional work, which in turn may divert resources from our business.
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
In accordance with the withdrawal agreement implementing the U.K. leaving the EU (“Brexit”), the U.K. formally left the EU on January 31, 2020. The agreement provided for a transitional period, which ended on December 31, 2020, during which time the U.K. continued to enjoy the same rights and obligations as it had as a member state, though without participating in the EU institutions. During the transitional period, the U.K. and the EU negotiated a long-term agreement covering, among other things, the terms of trade between them, culminating in the execution of the entry into a “Trade and Cooperation Agreement”.
However, notwithstanding the finalization of the Trade and Cooperation Agreement between the U.K. and the EU, uncertainty remains regarding the impact of Brexit, including the implementation and enforcement of terms and conditions of the agreement, and the U.K.’s future relationship with the EU. Brexit could also lead to legal uncertainty and differing laws and regulations between the U.K. and the EU. Specifically in relation to financial services, under the terms of the Trade and Cooperation Agreement, both EU and U.K. insurers lost their respective passporting rights from January 1, 2021, and it is unclear whether the EU will make “equivalence” determinations in respect of relevant aspects of U.K. financial services regulation. As a result, the U.K. branch of our Liechtenstein subsidiary has applied to be directly authorized to perform insurance business in the U.K., which application remains under consideration.
More generally, barriers to trade resulting from Brexit could affect the attractiveness of the U.K. and impact our U.K. business. We also face risks associated with the potential uncertainty and consequences related to Brexit, including with respect to volatility in financial markets, exchange rates and interest rates. These uncertainties could increase the volatility of, or reduce, our investment results in particular periods or over time. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies.
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
We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2020, the amount due from our reinsurers was approximately $2,425 million, including amounts due from state funds and industry pools where it was intended that we would bear no risk. Certain of these amounts are secured by letters of credit or by funds held in trust on our behalf.
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
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches. Our electronic transmission of personal, confidential and proprietary information to third parties with whom we have business relationships and our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security. While we attempt to develop secure data transmission capabilities with these third-party vendors and others with whom we do business, our vendors and third parties could still suffer data breaches that could result in the exposure of sensitive data and the infiltration of our computer systems. Our failure to effectively protect sensitive personal and our proprietary information, whether owing to breaches of our own systems or those of our vendors, could result in significant monetary and reputational damages, costly litigation, or other regulatory enforcement actions. These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. As a result, our ability to conduct our business could be materially and adversely affected.
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

Our investment portfolio consists substantially of fixed maturity securities. As of December 31, 2020, our investment in fixed maturity securities was approximately $14.2 billion, or 67.9% of our total investment portfolio, including cash and cash equivalents. As of that date, our portfolio of fixed maturity securities consisted of the following types of securities: U.S. Government securities (4.3%); state and municipal securities (26.0%); corporate securities (32.9%); asset-backed securities (22.6%); mortgage-backed securities (7.3%) and foreign government (6.9%).
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
We invest a portion of our investment portfolio in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. At December 31, 2020, our investment in these assets was approximately $4.3 billion, or 20.6%, of our investment portfolio, including cash and cash equivalents.
Merger and arbitrage trading securities were $341.5 million, or 1.6% of our investment portfolio, including cash and cash equivalents at December 31, 2020. Merger arbitrage involves investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks.
Real estate related investments, including directly owned, investment funds and loans receivable, were $2.3 billion, or 11.1% of our investment portfolio, including cash and cash equivalents, at December 31, 2020. We also invest in real estate, financial services, energy, transportation and other investment funds. The values of these investments are subject to fluctuation based on changes in the economy and interest rates in general and the related asset valuations in particular. In addition, our investments in real estate related assets and other alternative investments are less liquid than our other investments.
These investments are subject to significant volatility as a result of the conditions in the financial and commodity markets and the global economy.

Risks Relating to Limitations on Dividends from Subsidiaries and Anti-Takeover Provisions
We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts.
As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, paying dividends to stockholders and repurchasing our shares and paying corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. During 2021, the maximum amount of dividends that can be paid without regulatory approval is approximately $721 million. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations, pay dividends or repurchase shares.
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
These provisions include:
•our classified board of directors and the ability of our board to increase its size and to appoint directors to fill newly created directorships;
•the requirement that 80% of our stockholders must approve mergers and other transactions between us and the holder of 5% or more of our shares, unless the transaction was approved by our board of directors prior to such holder's acquisition of 5% of our shares; and
•the need for advance notice in order to raise business or make nominations at stockholders' meetings.
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

ITEM 2. PROPERTIES

W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2020, the Company had aggregate office space of 4,217,252 square feet, of which 1,105,205 were owned and 3,112,047 were leased.
Rental expense for the Company's operations was approximately $44,291,000, $44,107,000 and $45,778,000 for 2020, 2019 and 2018, respectively. Future minimum lease payments, without provision for sublease income, are $47,477,000 in 2021, $41,442,000 in 2022 and $149,702,000 thereafter.

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

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
In 2020, the Board declared regular quarterly cash dividends of $0.11 per share in the first quarter, and $0.12 per share in each of the remaining three quarters. Subject to availability, the Board currently expects to continue such regular quarterly cash dividends.

The approximate number of record holders of the common stock on February 11, 2021 was 311.

The chart below shows a comparison of 5 year cumulative total return.
Comparison of 5 Year Cumulative Total Return
Assumes initial investment of $100 on January 1, 2015, with dividends reinvested.

W. R. Berkley Corporation
S&P 500 Index - Total Returns
S&P 500 Property & Casualty Insurance Index
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020

The S&P 500® Property and Casualty Insurance Index consists of Allstate Corporation, Chubb, Ltd., Cincinnati Financial Corporation, Progressive Corporation, The Travelers Companies, Inc., and W. R. Berkley Corporation (added Dec. 2019).

		2015	2016	2017	2018	2019	2020
W. R. Berkley Corporation	Cum $	100.00	124.75	137.45	143.79	206.81	200.29
S&P 500 Index - Total Returns	Cum $	100.00	111.96	136.40	130.41	171.46	202.98
S&P 500 Property and Casualty Insurance Index	Cum $	100.00	115.71	141.61	134.97	169.88	180.64
Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2020 and the remaining number of shares authorized for purchase by the Company during such period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 2020	55,636	59.87	55,636	7,221,520
November 2020	354,095	63.89	354,095	6,867,425
December 2020	132,703	64.39	132,703	6,734,722

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
The ongoing COVID-19 pandemic, including the related impact on the U.S. and global economies, has materially and adversely affected our results of operations. For the year ended December 31, 2020, the Company recorded approximately $171 million for COVID-19-related losses, net of reinsurance, and reinstatement premiums of approximately $18 million. The ultimate impact of COVID-19 on the economy and on the Company’s results of operations, financial position and liquidity is uncertain and not within the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate. Despite the effects of COVID-19 to date, the Company’s financial position and liquidity improved commencing in the second quarter.
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
The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect the latest reported loss data, current trends and other factors observed. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity, relative to our assumptions, on our loss estimate for claims occurring in 2020:

(In thousands)	Frequency (+/-)
Severity (+/-)	1%	5%	10%
1%	$89,102	$268,193	$492,056
5%	268,193	454,376	687,105
10%	492,056	687,105	930,917
Our net reserves for losses and loss expenses of approximately $11.6 billion as of December 31, 2020 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $2.6 billion, or 22%, of the Company’s net loss reserves as of December 31, 2020 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of December 31, 2020 and 2019:

(In thousands)	2020	2019
Insurance	$9,034,969	$8,193,381
Reinsurance & Monoline Excess	2,585,424	2,504,617
Net reserves for losses and loss expenses	11,620,393	10,697,998
Ceded reserves for losses and loss expenses	2,164,037	1,885,251
Gross reserves for losses and loss expenses	$13,784,430	$12,583,249
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of December 31, 2020 and 2019:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
December 31, 2020
Other liability	$1,534,514	$2,864,760	$4,399,274
Workers’ compensation (1)	977,035	873,072	1,850,107
Professional liability	414,104	875,163	1,289,267
Commercial automobile	442,975	398,688	841,663
Short-tail lines (2)	295,313	359,345	654,658
Total Insurance	3,663,941	5,371,028	9,034,969
Reinsurance & Monoline Excess (1) (3)	1,442,099	1,143,325	2,585,424
Total	$5,106,040	$6,514,353	$11,620,393
December 31, 2019
Other liability	$1,421,378	$2,522,957	$3,944,335
Workers’ compensation (1)	918,619	964,102	1,882,721
Professional liability	399,411	713,433	1,112,844
Commercial automobile	412,036	300,339	712,375
Short-tail lines (2)	271,192	269,914	541,106
Total Insurance	3,422,636	4,770,745	8,193,381
Reinsurance & Monoline Excess (1) (3)	1,469,363	1,035,254	2,504,617
Total	$4,891,999	$5,805,999	$10,697,998
____________________
(1)Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $483 million and $530 million as of December 31, 2020 and 2019, respectively.
(2)Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
(3)Reinsurance & Monoline Excess includes property and casualty reinsurance as well as operations that solely retain risk on an excess basis.
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
Net prior year development (i.e, the sum of prior year reserve changes and prior year earned premiums changes) for each of the last three years ended December 31, are as follows:

(In thousands)	2020	2019	2018
Increase in prior year loss reserves	$(627)	$(34,079)	$(6,831)
Increase in prior year earned premiums	16,807	53,511	45,638
Net favorable prior year development	$16,180	$19,432	$38,807
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
Most of the COVID-19-related claims reported to the Company to date involve certain short-tailed lines of business, including contingency and event cancellation, business interruption, and film production delay. The Company expects additional claims to be reported for these lines of business. The Company has also received COVID-19-related claims for longer-tailed casualty lines of business such as workers’ compensation and other liability; however, the estimated incurred loss impact for these reported claims appears to be modest at this time. Given the continuing uncertainty regarding the pandemic's pervasiveness, the future impact that the pandemic may have on claim frequency and severity remains uncertain at this time. In workers’ compensation, for example, nearly two-thirds of the states have enacted rules, legislation or administrative orders creating a presumption that certain “essential” workers who contract COVID-19 did so through the course of their employment. Several other states are considering similar actions, including varying the definition of “essential” workers. While the ultimate impact of these presumptions are unknown at this time, the Company believes that such state actions will likely increase workers’ compensation claims with respect to workers deemed “essential,” although this impact may be partially offset by lower workers’ compensation claim frequency with respect to non-essential workers.
The Company has estimated the potential COVID-19 impact to its contingency and event cancellation, workers’ compensation, and other lines of business under a number of possible scenarios; however, due to COVID-19’s evolving impact and the still limited amount of available data, there remains a high degree of uncertainty around the Company’s COVID-19 reserves. In addition, several states (and international jurisdictions), through regulation, legislation and/or judicial action, continue to seek to expand policy coverage terms beyond the policy’s intended coverage, including, for example, but not limited to, property coverages, where there are attempts to extend business interruption coverage where there is no physical damage or loss to property, and attempts to disregard policy exclusions for communicable disease. Accordingly, losses arising from these actions, and the other factors described above, could exceed the Company’s reserves established for those related policies.
For the year ended December 31, 2020, the Company recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $171 million, of which $161 million related to the Insurance segment and $10 million related to the Reinsurance & Monoline Excess segment. Such $171 million of COVID-19-related losses included $95 million of reported losses and $76 million of IBNR.
Favorable prior year development (net of additional and return premiums) was $16 million in 2020.
Insurance - Reserves for the Insurance segment developed favorably by $24 million in 2020 (net of additional and return premiums). Continuing the pattern seen in recent years, the overall favorable development in 2020 resulted from more significant favorable development on workers’ compensation business, which was partially offset by unfavorable development on professional liability, including excess professional liability.
For workers’ compensation, the favorable development was spread across almost all prior accident years, including prior to 2011, but was most significant in accident years 2016 through 2019. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The long term trend of declining workers’ compensation frequency can be attributable to improved workplace safety. Loss severity trends were also aided by our continued investment in claims handling initiatives such as medical case management services and vendor savings through usage of preferred provider networks and pharmacy benefit managers. Reported workers’ compensation losses in 2020 continued to be below our expectations at most of our operating units, and were below the assumptions underlying our initial loss ratio picks and our previous reserve estimates for most prior accident years.
For professional liability business, unfavorable development was driven mainly by large losses reported in the directors and officers (“D&O”), lawyers professional and excess hospital professional liability lines of business. For these lines of business, we continue to see an increase in the number of large losses reported and a lengthening of the reporting “tail” beyond historical levels. We believe a contributing cause is rising social inflation in the form of, for example, higher jury awards on cases that go to trial, and the corresponding higher demands from plaintiffs and higher values required to reach settlement on cases that do not go to trial. The unfavorable development for professional liability affected mainly accident years 2016 through 2018.
Reinsurance & Monoline Excess – Reserves for the Reinsurance & Monoline Excess segment developed unfavorably by $8 million in 2020. The unfavorable development in the segment was driven by non-proportional assumed liability business written in both the U.S. and U.K., and was partially offset by favorable development on excess workers’ compensation business. The unfavorable non-proportional assumed liability development was concentrated in accident years 2014 through 2018, and related primarily to accounts insuring construction projects and professional liability exposures.
Favorable prior year development (net of additional and return premiums) was $19 million in 2019.
Insurance - Reserves for the Insurance segment developed favorably by $21 million in 2019 (net of additional and return premiums). This overall favorable development resulted from more significant favorable development on workers’ compensation business, which was partially offset by unfavorable development on professional liability and general liability business.
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
For professional liability business, the unfavorable development was driven mainly by an increase in the number of large losses reported in the lawyers professional liability and directors and officers (“D&O”) liability lines of business. Many of the lawyers large losses involved claims made against insured law firms relating to work performed on matters stemming from the 2008 financial crisis. These claims affected mainly accident years 2013 through 2016. In addition, for both of these lines of business, we have seen evidence of social inflation in the form of higher jury awards on cases that go to trial, and corresponding higher demands from plaintiffs and higher values required to reach settlement on cases that do not go to trial. The unfavorable development for D&O affected mainly accident years 2014 through 2017.
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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,655 million and $1,731 million at December 31, 2020 and 2019, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $483 million and $530 million at December 31, 2020 and 2019, respectively. At December 31, 2020, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.6%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2020) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2020), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates prescribed or permitted by the Department of Insurance of the State of Delaware.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $44 million and $43 million at December 31, 2020 and 2019, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2020 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Foreign government	18	$75,555	$44,310
Corporate	11	26,617	3,025
Mortgage-backed securities	7	1,393	31
Total	36	$103,565	$47,366
As of December 31, 2020, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $3 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $5 million and $2 million as of December 31, 2020 and December 31, 2019, respectively.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of December 31, 2020:

(In thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$13,910,209	98.7%
Syndicate manager	44,612	0.3
Directly by the Company based on:
Observable data	130,774	0.9
Cash flow model	1,000	0.1
Total	$14,086,595	100.0%
Independent pricing services - Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2020, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Years Ended December 31, 2020 and 2019
Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the years ended December 31, 2020 and 2019. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(In thousands)	2020	2019
Insurance
Gross premiums written	$7,837,496	$7,398,573
Net premiums written	6,347,101	6,086,009
Net premiums earned	6,067,669	5,919,819
Loss ratio	64.9%	62.4%
Expense ratio	30.3	31.1
GAAP combined ratio	95.2	93.5
Reinsurance & Monoline Excess
Gross premiums written	$1,010,151	$863,646
Net premiums written	915,336	777,490
Net premiums earned	863,174	713,469
Loss ratio	61.3%	61.5%
Expense ratio	31.8	35.0
GAAP combined ratio	93.1	96.5
Consolidated
Gross premiums written	$8,847,647	$8,262,219
Net premiums written	7,262,437	6,863,499
Net premiums earned	6,930,843	6,633,288
Loss ratio	64.5%	62.3%
Expense ratio	30.4	31.5
GAAP combined ratio	94.9	93.8

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the years ended December 31, 2020 and 2019.

(In thousands, except per share data)	2020	2019
Net income to common stockholders	$530,670	$681,944
Weighted average diluted shares	188,763	193,521
Net income per diluted share	$2.81	$3.52
The Company reported net income of $531 million in 2020 compared to $682 million in 2019. The $151 million decrease in net income was primarily due to an after-tax decrease in net investment income of $47 million mainly due to reduced investment yields in fixed maturity securities and repositioning a larger portion of the investment portfolio to cash and cash equivalents, an after-tax decrease in underwriting income of $46 million resulted from COVID-19-related losses and other catastrophe losses, a $39 million increase in tax expense due to change in effective tax rate, a $23 million decrease in after-tax foreign currency gains as the U.S. dollar weakened against a wide spectrum of currencies, a decrease in after-tax net investment gains of $13 million, a $6 million debt extinguishment expense on debt redeemed in 2020 and an after-tax decrease in other income of $1 million, partially offset by an after-tax reduction in corporate expenses of $12 million, an after-tax increase in insurance service fee income of $9 million, an after-tax reduction of $2 million from interest expense, and an after-tax increase in income from non-insurance businesses of $1 million. The number of weighted average diluted shares decreased by approximately 5 million for 2020 compared to 2019, mainly reflecting shares repurchased in 2020.
Premiums. Gross premiums written were $8,848 million in 2020, an increase of 7% from $8,262 million in 2019. The increase was due to the growth in the Insurance segment of $439 million and $147 million in the Reinsurance & Monoline Excess segment. Approximately 79% of premiums expiring in 2020 were renewed, and 80% of premiums expiring in 2019 were renewed.

Average renewal premium rates for insurance and facultative reinsurance increased 11.3% in 2020 and 4.8% in 2019, when adjusted for changes in exposures. Average renewal premium rates for insurance and facultative reinsurance excluding workers' compensation increased 13.6% in 2020 and 6.9% in 2019, when adjusted for changes in exposures.
A summary of gross premiums written in 2020 compared with 2019 by line of business within each business segment follows:
•Insurance gross premiums increased 6% to $7,837 million in 2020 from $7,398 million in 2019. Gross premiums increased $270 million (11%) for other liability, $196 million (20%) for professional liability, and $92 million (5%) for short-tail lines and $74 million (9%) for commercial auto, and decreased $193 million (15%) for workers' compensation.
•Reinsurance & Monoline Excess gross premiums increased 17% to $1,010 million in 2020 from $864 million in 2019. Gross premiums written increased $105 million (22%) for casualty lines, $27 million (14%) for property lines, and $14 million (7%) for monoline excess.
Net premiums written were $7,262 million in 2020, an increase of 6% from $6,863 million in 2019. Ceded reinsurance premiums as a percentage of gross written premiums were 18% in 2020 and 17% in 2019.
Premiums earned increased 4% to $6,931 million in 2020 from $6,633 million in 2019. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly recent rate increases will be earned over the upcoming quarters. Premiums earned in 2020 are related to business written during both 2020 and 2019. Audit premiums were $128 million in 2020 compared with $199 million in 2019.
Net Investment Income. Following is a summary of net investment income for the years ended December 31, 2020 and 2019:

	Amount		Average Annualized Yield
(In thousands)	2020	2019	2020	2019
Fixed maturity securities, including cash and cash equivalents and loans receivable	$426,563	$517,925	2.7%	3.4%
Investment funds	54,253	69,194	4.5	5.2
Arbitrage trading account	77,931	34,585	14.6	7.8
Real estate	24,027	24,218	1.2	1.2
Equity securities	10,172	5,439	2.7	2.0
Gross investment income	592,946	651,361	3.0	3.4
Investment expenses	(9,125)	(5,747)	—	—
Total	$583,821	$645,614	2.9%	3.4%
Net investment income decreased 10% to $584 million in 2020 from $646 million in 2019 primarily due to a $92 million decrease in income from fixed maturity securities driven by lower investment yields and repositioning a larger portion of the investment portfolio to cash and cash equivalents, a $15 million decrease in income from investment funds and an increase in investment expenses of $3 million, partially offset by a $43 million increase in arbitrage trading account and a $5 million increase in equity securities. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 2.7% in 2020 and 3.4% in 2019. The effective duration of the fixed maturity portfolio was 2.4 years at December 31, 2020 and 2.8 years at December 31, 2019. The Company shortened the duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. Average invested assets, at cost (including cash and cash equivalents), were $20.0 billion in 2020 and $19.1 billion in 2019.
Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator, and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $89 million in 2020 and $93 million in 2019. The decrease was primarily due to a reduction of assigned risk plan business.
Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $74 million in 2020 compared with $121 million in 2019. In 2020, the gains reflected net realized gains on investment of $99 million, including the sale of a building for a gain of $105 million, and decreased by a change in unrealized losses on equity securities of $25 million. In 2019, the gains reflected net realized gains on investment sales of $36 million and increased by a change in unrealized gains on equity securities of $85 million.
Change in Allowance for Expected Credit Losses on Investments. Effective January 1, 2020, the Company adopted accounting guidance for credit losses on financial instruments. The cumulative effect adjustment from the change in accounting principle was $25 million after-tax, which decreased opening retained earnings and increased AOCI. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the year ended December 31, 2020, the pre-tax change in allowance for expected credit losses on investments decreased by $29 million ($23 million after-tax), which is reflected in net investment gains (losses).
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions, and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $390 million in 2020 and $407 million in 2019. The decrease mainly relates to a reduction in revenues from the aviation-related businesses impacted by COVID-19.
Losses and Loss Expenses. Losses and loss expenses increased to $4,469 million in 2020 from $4,131 million in 2019. The consolidated loss ratio was 64.5% in 2020 and 62.3% in 2019. Catastrophe losses, net of reinsurance recoveries, were $340 million (including losses of approximately $171 million related to COVID-19) in 2020 compared with $90 million in 2019. Favorable prior year reserve development (net of premium offsets) was $16 million in 2020 compared with $19 million in 2019. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.4 points to 59.8% in 2020 from 61.2% in 2019.
A summary of loss ratios in 2020 compared with 2019 by business segment follows:
•Insurance - The loss ratio of 64.9% in 2020 was 2.5 points higher than the loss ratio of 62.4% in 2019. Catastrophe losses were $307 million in 2020 compared with $68 million in 2019. The Company reflected a best estimate (net of reinsurance) based upon available information for COVID-19-related losses of approximately $161 million, which was included in catastrophe losses and primarily related to contingency and event cancellation coverage, workers’ compensation and short-tail lines. Favorable prior year reserve development was $24 million in 2020 compared with $21 million in 2019. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.4 points to 60.2% in 2020 from 61.6% in 2019.
•Reinsurance & Monoline Excess - The loss ratio of 61.3% in 2020 was 0.2 points lower than the loss ratio of 61.5% in 2019. Catastrophe losses were $33 million in 2020 compared with $22 million in 2019. The Company reflected a best estimate (net of reinsurance) based upon available information for COVID-19-related losses of approximately $10 million, which was included in catastrophe losses and primarily related to excess workers’ compensation and short-tail lines. Adverse prior year reserve development was $8 million in 2020 compared with adverse prior year reserve development of $2 million in 2019. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.5 points to 56.6% in 2020 from 58.1% in 2019.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2020	2019
Policy acquisition and insurance operating expenses	$2,111,013	$2,090,301
Insurance service expenses	85,724	101,317
Net foreign currency losses (gains)	363	(30,715)
Debt extinguishment costs	8,440	—
Other costs and expenses	184,852	201,179
Total	$2,390,392	$2,362,082
Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 1% and net premiums earned increased 4% from 2019. The expense ratio (policy acquisition and insurance operating expenses expressed as a percentage of premiums earned) was 30.4% in 2020 and 31.5% in 2019. The improvement is primarily attributable to higher net premiums earned and lower travel and entertainment expenses due to the global pandemic. However, to the extent our net premiums earned decrease, due to the impact of the COVID-19 pandemic or otherwise, our expense ratio would be expected to increase.

Service expenses, which represent the costs associated with the fee-based businesses, decreased 15% to $86 million in 2020 from $101 million in 2019. The decrease is primarily due to a reduction of assigned risk plan business.
Net foreign currency losses (gains) result from transactions denominated in a currency other than an operating unit’s functional currency. Net foreign currency losses were $0.4 million in 2020 compared to gains of $31 million in 2019, mainly due to U.S. dollar weakening in relation to a wide spectrum of currencies in 2020.
Debt extinguishment costs of $8 million in 2020 related to the redemption of subordinated debentures that were due in 2053.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses decreased to $185 million in 2020 from $201 million in 2019 primarily due to a reduction in non-recurring performance-based compensation costs which occurred in 2019 and reduced travel-related expenses due to COVID-19 in 2020.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions, and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided and (ii) general and administrative expenses. Expenses from non-insurance businesses were $384 million in 2020 compared to $403 million in 2019. The decrease mainly relates to a reduction of aviation-related business impacted by COVID-19 in 2020.
Interest Expense. Interest expense was $151 million in 2020 compared with $153 million in 2019. During 2019, the Company repaid at maturity $489 million aggregate principal amount of senior notes and other debt. In December 2019, the Company issued $300 million aggregate principal amount of 5.10% subordinated debentures due 2059. In May 2020, the Company issued $300 million aggregate principal amount of 4.00% senior notes due 2050. In September 2020, the Company issued an additional $170 million aggregate principal amount of 4.00% senior notes due 2050 and issued $250 million aggregate principal amount of 4.25% subordinated debentures due 2060 and repaid $300 million aggregate principal amount of 5.375% senior notes at maturity. In October 2020, the Company redeemed $350 million aggregate principal amount of 5.625% subordinated debentures due 2053. Accordingly, the timing of the repayments of debt at maturity and redemption that took place throughout 2019 and 2020 and issuances in 2019 and 2020 led to the decrease in interest expense for the year ended December 31, 2020 compared to 2019. The redemption of debentures and issuance of additional debentures in 2021, as described below in "Liquidity and Capital Resources -- Debt," are also expected to impact interest expense in 2021.
Income Taxes. The effective income tax rate was 24.4% in 2020 and 19.8% in 2019. The effective income tax rate differs from the federal income tax rate of 21% principally because the utilization of losses in certain foreign jurisdictions was limited, which was partially offset by tax-exempt investment income and tax benefits related to equity-based compensation. See Note 16 of the Consolidated Financial Statements for a reconciliation of the income tax expense and the amounts computed by applying the Federal and foreign income tax rate of 21%.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $111 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.
Results of Operations for the Years Ended December 31, 2019 and 2018
For a comparison of the Company’s results of operations for the year ended December 31, 2019 to the year ended December 31, 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 20, 2020.

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
The Company also attempts to maintain an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration of the investment portfolio was 2.4 years at December 31, 2020 and 2.8 years at December 31, 2019. The Company’s investment portfolio and investment-related assets as of December 31, 2020 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$603,871	2.9%
State and municipal:
Special revenue	2,252,067	10.8
State general obligation	493,147	2.4
Local general obligation	450,624	2.2
Pre-refunded (1)	276,672	1.3
Corporate backed	214,473	1.0
Total state and municipal	3,686,983	17.7
Mortgage-backed securities:
Agency	630,784	3.0
Residential-Prime	199,481	1.0
Commercial	187,717	0.9
Residential-Alt A	8,803	—
Total mortgage-backed securities	1,026,785	4.9
Asset-backed securities	3,194,586	15.3
Corporate:
Industrial	2,564,475	12.3
Financial	1,575,903	7.6
Utilities	421,165	2.0
Other	110,038	0.5
Total corporate	4,671,581	22.4
Foreign government	975,563	4.7
Total fixed maturity securities	14,159,369	67.9
Equity securities available for sale:
Common stocks	350,181	1.7
Preferred stocks	275,486	1.3
Total equity securities available for sale	625,667	3.0
Cash and cash equivalents	2,372,366	11.4
Real estate	1,960,914	9.4
Investment funds	1,309,430	6.3
Arbitrage trading account	341,473	1.6
Loans receivable	84,913	0.4
Total investments	$20,854,132	100.0%
  ______________
(1)Pre-refunded securities are securities for which an escrow account has been established to fund the remaining payments of principal and interest through maturity. Such escrow accounts are funded almost exclusively with U.S. Treasury and U.S. government agency securities.
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
Investment Funds. At December 31, 2020, the carrying value of investment funds was $1,309 million, including investments in financial services funds of $434 million, real estate funds of $311 million, transportation funds of $190 million, energy funds of $141 million, and other funds of $233 million. Investment funds are primarily reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At December 31, 2020, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City, office buildings in West Palm Beach and Palm Beach, Florida, an office building in London, and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing. During the fourth quarter of 2020, the Company sold an office complex in New York City.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost (net of allowance for expected credit losses), had an amortized cost of $85 million and an aggregate fair value of $87 million at December 31, 2020. The amortized cost of loans receivable is net of an allowance for expected credit losses of $5 million as of December 31, 2020. Loans receivable include real estate loans of $52 million that are secured by commercial real estate located primarily in New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $33 million that are secured by business assets and have fixed interest rates and floating LIBOR-based interest rates with varying maturities not exceeding 10 years.

Liquidity and Capital Resources
Cash Flow. Cash flow provided from operating activities increased to $1,617 million in 2020 from $1,144 million in 2019, primarily due to an increase in premium receipts, net of reinsurance and commissions settled and the timing of loss and loss expense payments as well as payments to tax authorities.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed maturity securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 79% invested in cash, cash equivalents and marketable fixed maturity securities as of December 31, 2020. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At December 31, 2020, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,725 million and a face amount of $2,743 million, including $300 million aggregate principal amount of its 4.00% senior notes due 2050 issued in May 2020 as well as an additional $170 million aggregate principal amount of its 4.00% senior notes due 2050 and $250 million aggregate principal amount of its 4.25% subordinated debentures due 2060 issued in September 2020. The Company redeemed $350 million aggregate principal amount of its subordinated debentures due 2053 in October 2020. The maturities of the outstanding debt are $3 million in 2021, $427 million in 2022, $6 million in 2025, $102 million in 2028, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2056, $185 million in 2058, $300 million in 2059 and $250 million in 2060.
In January 2021, the Company called its $110 million aggregate principal amount of 5.90% subordinated debentures for redemption on March 1, 2021. Additionally in February 2021, the Company issued $300 million aggregate principal amount of 4.125% subordinated debentures due 2061.
Equity. The Company repurchased 6,363,301 and 269,072 shares of its common stock in 2020 and 2019, respectively. The aggregate cost of the repurchases was $346 million in 2020 and $18 million in 2019. In 2020, the Board declared regular quarterly cash dividends of $0.11 per share in the first quarter, and $0.12 per share in each of the remaining three quarters for a total of $84 million in aggregate dividends in 2020. At December 31, 2020, total common stockholders’ equity was $6.3 billion, common shares outstanding were 177,825,150 and stockholders’ equity per outstanding share was $35.49.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $9.0 billion at December 31, 2020. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 30% at December 31, 2020 and December 31, 2019.

Federal and Foreign Income Taxes
The Company files a consolidated income tax return in the U.S. and foreign tax returns in each of the countries in which it has overseas operations. At December 31, 2020, the Company had a gross deferred tax asset (net of valuation allowance) of $414 million (which primarily relates to loss and loss expense reserves and unearned premium reserves) and a gross deferred tax liability of $427 million (which primarily relates to deferred policy acquisition costs, unrealized investment gains and investment funds). The realization of the deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

Reinsurance
The Company follows customary industry practice of reinsuring a portion of its exposures in exchange for paying reinsurers a part of the premiums received on the policies it writes. Reinsurance is purchased by the Company principally to reduce its net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. The Company monitors the financial condition of its reinsurers and attempts to place its coverages only with financially sound carriers. Reinsurance coverage and retentions vary depending on the line of business, location of the risk and nature of loss. The Company’s reinsurance purchases include the following:
•Property reinsurance treaties - The Company purchases property reinsurance to reduce its exposure to large individual property losses and catastrophe events. Following is a summary of significant property reinsurance treaties in effect as of January 1, 2021: The Company’s property per risk reinsurance generally covers losses between $2.5 million and $65 million. The Company’s catastrophe excess of loss reinsurance program provides protection for net losses between $17.5 million and $395 million for the majority of business written by its U.S. Insurance segment operating units and Lloyd's Syndicate, excluding offshore energy, but some perils are protected above $15 million. The Company’s catastrophe reinsurance agreements are subject to certain limits, exclusions and reinstatement premiums.
•Casualty reinsurance treaties - The Company purchases casualty reinsurance to reduce its exposure to large individual casualty losses, workers’ compensation catastrophe losses and casualty losses involving multiple claimants or insureds for the majority of business written by its U.S. companies. A significant casualty treaty (casualty catastrophe) in effect as of January 1, 2021 provides significant protection for losses between $5 million and $75 million from single events with claims involving two or more insurable interests or for systemic events involving multiple insureds and/or policy years. The treaty also covers casualty contingency losses in excess of $5 million and up to $100 million. For losses involving two or more claimants for primary workers’ compensation business, coverage is generally in place for losses between $10 million and $270 million. For excess workers’ compensation business, such coverage is generally in place for losses between $25 million and $545 million.
•Facultative reinsurance - The Company also purchases facultative reinsurance on certain individual policies or risks that are in excess of treaty reinsurance capacity.
•Other reinsurance - Depending on the operating unit, the Company purchases specific additional reinsurance to supplement the above programs.
•Effective January 1, 2021, Lifson Re will be a participant on the majority of the Company’s reinsurance placements for a 22.5% share of the placed amounts. This pertains to all traditional treaty reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. Lifson Re has been capitalized with more than $250 million of equity from a small group of sophisticated global investors with long-term investment horizons, including a minority participation by the Company. Lifson Re will participate on a fully collateralized basis.
The Company places a number of its casualty treaties on a “risk attaching” basis. Under risk attaching treaties, all claims from policies incepting during the period of the reinsurance contract are covered even if they occur after the expiration date of the reinsurance contract. If the Company is unable to renew or replace its existing reinsurance coverage, protection for unexpired policies would remain in place until their expiration. In such case, the Company could revise its underwriting strategy for new business to reflect the absence of reinsurance protection. The casualty catastrophe treaty highlighted above was purchased on a losses discovered basis. Property catastrophe and workers’ compensation catastrophe reinsurance is generally placed on a “losses occurring basis,” whereby only claims occurring during the period are covered. If the Company is unable to renew or replace these reinsurance coverages, unexpired policies would not be protected, though we frequently have the option to purchase run-off coverage in our treaties.
Following is a summary of earned premiums and loss and loss expenses ceded to reinsurers for each of the three years ended December 31, 2020:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Earned premiums	$1,499,948	$1,328,843	$1,236,049
Losses and loss expenses	955,630	836,831	829,742
Ceded earned premiums increased 12.9% in 2020 to $1,500 million. The ceded losses and loss expenses ratio increased 1 point to 64% in 2020 from 63% in 2019.

The following table presents the credit quality of amounts due from reinsurers as of December 31, 2020. Amounts due from reinsurers are net of reserves for uncollectible reinsurance of $1 million in the aggregate.

(In thousands)
Reinsurer	Rating	(1)	Amount
Amounts due in excess of $20 million:

Munich Re	AA-		$275,841
Lloyd’s of London	A+		255,184
Swiss Re	AA-		182,532
Alleghany Group	A+		182,015
Partner Re	A+		164,535
Hannover Re Group	AA-		129,752
Berkshire Hathaway	AA+		104,775
Everest Re	A+		102,085
Renaissance Re	A+		101,014
Axis Capital	A+		87,948
Liberty Mutual	A		66,263
Korean Re	A		56,091
Fairfax Financial	A-		37,310
Axa Insurance	AA-		35,012
Validus Holdings Ltd.	A		29,599
Arch Capital Group	A+		27,739
Qatar Re	A		20,321
Other reinsurers:
Rated A- or better			178,473
Secured (2)			122,573
All Others			29,883
Subtotal			$2,188,945
Residual market pools (3)			243,358
Allowance for expected credit losses			(7,801)
Total			$2,424,502
_________________
(1)S&P rating, or if not rated by S&P, A.M. Best rating.
(2)Secured by letters of credit or other forms of collateral.
(3)Many states require licensed insurers that provide workers' compensation insurance to participate in programs that provide workers' compensation to employers that cannot procure coverage from an insurer on a voluntary basis. Insurers can fulfill this residual market obligation by participating in pools where results are shared by the participating companies. The Company acts as a servicing carrier for workers' compensation pools in certain states. As a servicing carrier, the Company writes residual market business directly and then cedes 100% of this business to the respective pool. As a servicing carrier, the Company receives fee income for its services. The Company does not retain underwriting risk, and credit risk is limited as ceded balances are jointly shared by all the pool members.

Contractual Obligations
Following is a summary of the Company's contractual obligations as of December 31, 2020:

(In thousands)
Estimated Payments By Periods	2021	2022	2023	2024	2025	Thereafter
Gross reserves for losses	$3,709,874	$2,561,830	$1,897,638	$1,371,187	$991,655	$3,753,226
Operating lease obligations	47,477	41,442	37,843	31,283	22,452	58,124
Purchase obligations	132,006	50,629	47,413	44,070	44,478	3,534
Subordinated debentures	—	—	—	—	—	1,135,000
Senior notes and other debt	2,852	426,503	—	—	6,385	1,171,750
Interest payments	120,211	105,461	97,368	97,368	97,368	2,578,101
Other long-term liabilities	2,113	3,049	2,696	2,425	2,169	22,986
Total	$4,014,533	$3,188,914	$2,082,958	$1,546,333	$1,164,507	$8,722,721
The estimated payments for reserves for losses and loss expenses in the above table represent the projected (undiscounted) payments for gross loss and loss expense reserves related to losses incurred as of December 31, 2020. The estimated payments in the above table do not consider payments for losses to be incurred in future periods. These amounts include reserves for reported losses and reserves for incurred but not reported losses. Estimated amounts recoverable from reinsurers are not reflected. The estimated payments by year are based on historical loss payment patterns.The actual payments may differ from the estimated amounts due to changes in ultimate loss reserves and in the timing of the settlement of those reserves. In addition, at December 31, 2020, the Company had commitments to invest up to $124 million and $200 million in certain investment funds and real estate construction projects, respectively. These amounts are not included in the above table.

The Company utilizes letters of credit to back certain reinsurance payments and obligations. Outstanding letters of credit were $4 million as of December 31, 2020. The Company has made certain guarantees to state regulators that the statutory capital of certain subsidiaries will be maintained above certain minimum levels.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.4 years at December 31, 2020 and 2.8 years at December 31, 2019.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.
The following table outlines the groups of fixed maturity securities and their effective duration at December 31, 2020:

	Effective
	Duration
($ in thousands)	(Years)	Fair Value
State and municipal	3.9	$3,700,200
Mortgage-backed securities	3.5	1,027,828
Corporate	3.1	4,671,581
Foreign government	3.0	975,563
U.S. government and government agencies	1.9	603,871
Loans receivable	1.0	86,596
Asset-backed securities	0.9	3,194,586
Cash and cash equivalents	—	2,372,366
Total	2.4	$16,632,591
Duration is a common measure of the price sensitivity of fixed maturity securities to changes in interest rates. The Company determines the estimated change in fair value of the fixed maturity securities, assuming parallel shifts in the yield curve for treasury securities while keeping spreads between individual securities and treasury securities static. The estimated fair value at specified levels at December 31, 2020 would be as follows:

(In thousands)	Estimated Fair Value	Change in Fair Value
Change in interest rates:
300 basis point rise	$15,429,092	$(1,203,499)
200 basis point rise	15,823,862	(808,729)
100 basis point rise	16,226,841	(405,750)
Base scenario	16,632,591	—
100 basis point decline	17,074,947	442,356
200 basis point decline	17,521,813	889,222
300 basis point decline	18,005,098	1,372,507
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of W. R. Berkley Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedules II to VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Reserves for losses and loss expenses
As discussed in Notes 1 and 13 to the consolidated financial statements, the Company estimates the reserves for losses and loss expenses (reserves) using a variety of actuarial techniques and methods. The key assumptions used to arrive at the best estimate of recorded reserves are expected loss ratios, rate of loss cost inflation, reported and paid loss emergence patterns, loss frequency and severity, and the loss reporting lag. Such amounts are adjusted for certain qualitative factors. The reserves as of December 31, 2020 were $13,784 million.
We identified the assessment of the estimate of reserves as a critical audit matter because it involved significant measurement uncertainty, which required complex auditor judgement. Specialized actuarial skills and knowledge were required to evaluate the actuarial method or methods and assumptions used. Assumptions included loss development factors; the weighting of actuarial methods when more than one was used; the impact of qualitative factors; and whether payments are fixed and reliably determinable for certain reserves subject to discounting.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s reserving process. This included controls over the Company’s process to develop the Company’s best estimate of reserves based on actuarial methodologies and assumptions employed by the Company’s actuaries. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•examining the Company’s actuarial methodologies for compliance with Actuarial Standards of Practice;
•evaluating the Company’s ability to discount certain reserves by comparing the expected payout pattern of claims paid to actual claims paid;
•evaluating the Company’s actuarial point estimate by performing independent actuarial analyses for certain of the larger, more complex operating units;
•evaluating the Company’s actuarial point estimate by examining the Company actuaries’ process, and certain key assumptions for the remaining operating units;
•developing an independent range of reserves based on actuarial methodologies and assumptions and comparing to the Company’s recorded reserves;
•evaluating the Company’s recorded reserves and year-over-year movements of the Company’s reserves relative to, and within, the independently developed range of reserves.

/S/ KPMG LLP
We have served as the Company’s auditor since 1972.
New York, New York
February 18, 2021

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
REVENUES:
Net premiums written	$7,262,437	$6,863,499	$6,433,227
Change in net unearned premiums	(331,594)	(230,211)	(61,722)
Net premiums earned	6,930,843	6,633,288	6,371,505
Net investment income	583,821	645,614	674,235
Net investment gains:
Net realized and unrealized gains on investments	73,514	120,703	160,175
Change in allowance for expected credit losses on investments	29,486	—	(5,687)
Net investment gains	103,000	120,703	154,488
Revenues from non-insurance businesses	389,888	406,541	372,985
Insurance service fees	88,777	92,680	117,757
Other income	2,596	3,370	681
Total revenues	8,098,925	7,902,196	7,691,651
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	4,468,706	4,131,116	3,974,702
Other operating costs and expenses	2,390,392	2,362,082	2,383,221
Expenses from non-insurance businesses	384,488	402,669	364,449
Interest expense	150,537	153,409	157,185
Total operating costs and expenses	7,394,123	7,049,276	6,879,557
Income before income taxes	704,802	852,920	812,094
Income tax expense	(171,817)	(168,935)	(163,028)
Net income before noncontrolling interests	532,985	683,985	649,066
Noncontrolling interests	(2,315)	(2,041)	(8,317)
Net income to common stockholders	$530,670	$681,944	$640,749
NET INCOME PER SHARE:
Basic	$2.84	$3.58	$3.37
Diluted	$2.81	$3.52	$3.33
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net income before noncontrolling interests	$532,985	$683,985	$649,066
Other comprehensive gain (loss):
Change in unrealized translation adjustments	29,927	37,166	(112,099)
Change in unrealized investment gains (losses), net of taxes	140,250	215,902	(252,327)
Other comprehensive gain (loss)	170,177	253,068	(364,426)
Comprehensive income	703,162	937,053	284,640
Comprehensive income to the noncontrolling interest	(2,313)	(2,144)	(8,271)
Comprehensive income to common stockholders	$700,849	$934,909	$276,369
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2020	2019
Assets
Investments:
Fixed maturity securities (amortized cost of $13,755,858 and $13,976,647; allowance for expected credit losses of $2,580 at December 31, 2020)	$14,159,369	$14,180,961
Investment funds	1,309,430	1,213,535
Real estate	1,960,914	2,105,950
Arbitrage trading account	341,473	400,809
Equity securities	625,667	480,620
Loans receivable (net of allowance for expected credit losses of $5,437 at December 31, 2020)	84,913	91,799
Total investments	18,481,766	18,473,674
Cash and cash equivalents	2,372,366	1,023,710
Premiums and fees receivable (net of allowance for expected credit losses of $22,883 at December 31, 2020)	2,167,799	1,997,186
Due from reinsurers (net of allowance for expected credit losses of $7,801 at December 31, 2020)	2,424,502	2,133,683
Deferred policy acquisition costs	556,168	517,364
Prepaid reinsurance premiums	648,376	567,595
Trading account receivable from brokers and clearing organizations	524,727	423,543
Property, furniture and equipment	405,930	422,091
Goodwill	169,652	169,652
Accrued investment income	120,464	138,789
Current federal and foreign income taxes	5,893	23,404
Deferred federal and foreign income taxes	29,055	8,710
Other assets	700,215	762,743
Total assets	$28,606,913	$26,662,144
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$13,784,430	$12,583,249
Unearned premiums	4,073,191	3,656,507
Due to reinsurers	426,124	360,314
Trading account securities sold but not yet purchased	10,048	36,143
Current federal and foreign income taxes	41,282	10,006
Deferred federal and foreign income taxes	42,161	26,416
Other liabilities	1,178,546	1,244,888
Senior notes and other debt	1,623,025	1,427,575
Subordinated debentures	1,102,309	1,198,704
Total liabilities	22,281,116	20,543,802
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 177,825,150 and 183,411,907 shares, respectively	70,535	70,535
Additional paid-in capital	1,012,483	1,056,042
Retained earnings	8,348,381	7,932,372
Accumulated other comprehensive loss	(62,172)	(257,299)
Treasury stock, at cost, 174,851,350 and 169,264,857 shares, respectively	(3,058,425)	(2,726,711)
Total common stockholders’ equity	6,310,802	6,074,939
Noncontrolling interests	14,995	43,403
Total equity	6,325,797	6,118,342
Total liabilities and equity	$28,606,913	$26,662,144
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
COMMON STOCK:
Beginning and end of period	$70,535	$70,535	$70,535
ADDITIONAL PAID IN CAPITAL:
Beginning of period	$1,056,042	$1,039,633	$1,024,772
Restricted stock units issued	(38,491)	(32,370)	(19,547)
Restricted stock units expensed	48,567	48,779	34,408
Change in controlling financial interest of a subsidiary	(53,635)	—	—
End of period	$1,012,483	$1,056,042	$1,039,633
RETAINED EARNINGS:
Beginning of period	$7,932,372	$7,558,619	$6,956,882
Cumulative effect adjustment resulting from changes in accounting principles	(30,514)	—	215,939
Net income to common stockholders	530,670	681,944	640,749
Dividends ($0.47, $1.68, and $1.39 per share, respectively)	(84,147)	(308,191)	(254,951)
End of period	$8,348,381	$7,932,372	$7,558,619
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment gains (losses):
Beginning of period	$124,514	$(91,491)	$375,421
Cumulative effect adjustment resulting from changes in accounting principles	24,952	—	(214,539)
Change in unrealized gains (losses) on securities without an allowance for expected credit losses	108,244	215,636	(252,241)
Change in unrealized gains (losses) on securities with an allowance for expected credit losses	32,004	369	(132)
End of period	289,714	124,514	(91,491)
Currency translation adjustments:
Beginning of period	(381,813)	(418,979)	(306,880)
Net change in period	29,927	37,166	(112,099)
End of period	(351,886)	(381,813)	(418,979)
Total accumulated other comprehensive loss	$(62,172)	$(257,299)	$(510,470)
TREASURY STOCK:
Beginning of period	$(2,726,711)	$(2,720,466)	$(2,709,386)
Stock exercised/vested	13,917	11,431	12,981
Stock issued	726	549	689
Stock repurchased	(346,357)	(18,225)	(24,750)
End of period	$(3,058,425)	$(2,726,711)	$(2,720,466)
NONCONTROLLING INTERESTS:
Beginning of period	$43,403	$41,947	$39,819
Distributions	(30,721)	(688)	(6,143)
Net income	2,315	2,041	8,317
Other comprehensive (loss) income, net of tax	(2)	103	(46)
End of period	$14,995	$43,403	$41,947
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2020	2019	2018
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$530,670	$681,944	$640,749
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(103,000)	(120,703)	(154,488)
Depreciation and amortization	135,065	113,387	131,108
Noncontrolling interests	2,315	2,041	8,317
Investment funds	(54,253)	(69,194)	(109,349)
Stock incentive plans	49,658	49,274	36,591
Change in:
Arbitrage trading account	(67,943)	(26,553)	(19,093)
Premiums and fees receivable	(173,618)	(189,151)	(43,813)
Reinsurance accounts	(313,525)	(165,898)	(165,287)
Deferred policy acquisition costs	(38,691)	(20,057)	7,788
Current income taxes	49,021	(12,530)	(11,950)
Deferred income taxes	(34,057)	7,130	(74,761)
Reserves for losses and loss expenses	1,176,049	612,254	339,015
Unearned premiums	415,956	301,355	84,142
Other	43,039	(19,506)	(48,770)
Net cash from operating activities	1,616,686	1,143,793	620,199
CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	3,832,555	2,093,271	3,525,149
Proceeds from sale of equity securities	114,763	79,963	497,989
(Contributions) distributions from investment funds	(3,042)	194,663	(79,635)
Proceeds from maturities and prepayments of fixed maturity securities	3,864,327	2,933,980	2,676,455
Purchase of fixed maturity securities	(7,551,591)	(5,352,886)	(6,677,753)
Purchase of equity securities	(253,031)	(172,978)	(85,610)
Real estate sold (purchased)	178,934	(146,752)	(514,064)
Change in loans receivable	1,467	3,481	(13,204)
Net additions to property, furniture and equipment	(38,171)	(60,457)	(49,860)
Change in balances due from security brokers	(26,515)	2,844	4,262
Cash received in connection with business disposition	—	—	8,664
Payment for business purchased, net of cash acquired	—	—	(6,637)
Net cash from (used) in investing activities	119,696	(424,871)	(714,244)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds from issuance of debt	741,637	290,974	294,562
Repayment and redemption of debt	(652,751)	(456,360)	(4,524)
Cash dividends to common stockholders	(84,147)	(308,191)	(254,951)
Purchase of common treasury shares	(346,357)	(18,225)	(24,750)
Other, net	(56,225)	(21,391)	(17,740)
Net cash used in financing activities	(397,843)	(513,193)	(7,403)
Net impact on cash due to change in foreign exchange rates	10,117	379	(31,421)
Net increase (decrease) in cash and cash equivalents	1,348,656	206,108	(132,869)
Cash and cash equivalents at beginning of year	1,023,710	817,602	950,471
Cash and cash equivalents at end of year	$2,372,366	$1,023,710	$817,602
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2020, 2019 and 2018

(1) Summary of Significant Accounting Policies
(A) Principles of consolidation and basis of presentation
The consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the "Company"), have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. Reclassifications have been made in the 2019 and 2018 financial statements as originally reported to conform to the presentation of the 2020 financial statements.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. The most significant items on our balance sheet that involve a greater degree of accounting estimates that are subject to change in the future are the valuation of investments, allowance for expected credit losses on investments, reserves for losses and loss expenses and premium estimates. Actual results could differ from those estimates.
(B) Revenue recognition
Insurance premiums are recognized as written at the inception of the policy. Reinsurance premiums are estimated based upon information received from ceding companies, and subsequent differences from such estimates are recorded in the period they are determined. Insurance and reinsurance premiums are primarily earned on a pro rata basis over the policy term. Fees for services are earned over the period that the services are provided. Premiums and fees receivable are reported net of an allowance for expected credit losses, with the allowance being estimated based on current and future expected conditions, historical loss data and specific identification of collectability concerns where applicable. Changes in the allowance are reported within other operating costs and expenses.
Audit premiums are recognized when they are reliably determinable. The change in accruals for earned but unbilled audit premiums (decreased) increased net premiums written and premiums earned by $(27) million, $4 million and $(4) million in 2020, 2019 and 2018, respectively.
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
(E) Per share data
The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by weighted average number of common shares outstanding during the year (including 7,767,874 common shares held in a grantor trust). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the year and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
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
(I) Deposit accounting
Contracts that do not meet the risk transfer requirements of GAAP are accounted for using the deposit accounting method. Under this method, an asset or liability is recognized at the inception of the contract based on consideration paid or received. The amount of the deposit asset or liability is adjusted at subsequent reporting dates using the interest method with a corresponding credit or charge to interest income or expense. Deposit liabilities for assumed reinsurance contracts were $38 million and $41 million at December 31, 2020 and 2019, respectively.
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
(L) Property, furniture and equipment
Property, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the estimated useful lives of the respective assets. Depreciation expense was $53 million, $54 million and $54 million for 2020, 2019 and 2018, respectively.
(M) Comprehensive income
Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized holding gains or losses on available for sale securities and unrealized foreign currency translation adjustments.
(N) Goodwill and other intangible assets
Goodwill and other intangible assets are tested for impairment on an annual basis and at interim periods where circumstances require. The Company's impairment test as of December 31, 2020 indicated that there were no material impairment losses related to goodwill and other intangible assets. Intangible assets of $93 million and $99 million are included in other assets as of December 31, 2020 and 2019, respectively.
(O) Restricted stock units
The costs resulting from all share-based payment transactions with employees are recognized in the consolidated financial statements using a fair-value-based measurement method. Compensation cost is recognized for financial reporting purposes over the period in which the employee is required to provide service in exchange for the award (generally the vesting period).
(P) Statements of cash flows
Interest payments were $155 million, $160 million and $155 million in 2020, 2019 and 2018, respectively. Income taxes paid were $103 million, $125 million and $186 million in 2020, 2019 and 2018, respectively. Other non-cash items include unrealized investment gains and losses. (See Note 10 of Notes to Consolidated Financial Statements.)
(Q) Recent accounting pronouncements
Recently adopted accounting pronouncements:
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses, which amended the accounting guidance for credit losses on financial instruments. The updated guidance amended the current other-than-temporary impairment model for available for sale debt securities by requiring the recognition of impairments relating to expected credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. This guidance also applies a new current expected credit loss model for determining credit-related impairments for financial instruments measured at amortized cost, such as reinsurance recoverables. The updated guidance was effective for reporting periods beginning after December 15, 2019. Prior to January 1, 2020, for available for sale securities the portion of the decline in value considered to be a credit loss (i.e., the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security) was recognized in earnings as an other-than-temporary impairment. The portion of the decline in value not considered to be a credit loss (i.e., the difference in the present value of cash flows expected to be collected and the fair value of the security) was recognized in other comprehensive income.
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
All other accounting and reporting standards that became effective in 2020 were either not applicable to the Company or their adoption did not have a material impact on the Company.
Accounting and reporting standards that are not yet effective:
All recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(2)    Consolidated Statements of Comprehensive Income
The following tables present the components of the changes in accumulated other comprehensive loss as of and for the years ended December 31, 2020 and 2019:

(In thousands)
December 31, 2020	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Changes in AOCI
Beginning of period	$124,514		$(381,813)	$(257,299)
Cumulative effect adjustment resulting from changes in accounting principles	24,952		—	24,952
Restated beginning of period	149,466		(381,813)	(232,347)
Other comprehensive income before reclassifications	114,049		29,927	143,976
Amounts reclassified from AOCI	26,201		—	26,201
Other comprehensive income	140,250		29,927	170,177
Unrealized investment loss related to noncontrolling interest	(2)		—	(2)
Ending balance	$289,714		$(351,886)	$(62,172)
Amounts reclassified from AOCI
Pre-tax	$33,166	(1)	$—	$33,166
Tax effect	(6,965)	(2)	—	(6,965)
After-tax amounts reclassified	$26,201		$—	$26,201
Other comprehensive income
Pre-tax	$164,645		$29,927	$194,572
Tax effect	(24,395)		—	(24,395)
Other comprehensive income	$140,250		$29,927	$170,177

(In thousands)
December 31, 2019	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Changes in AOCI
Beginning of period	$(91,491)		$(418,979)	$(510,470)
Other comprehensive income before reclassifications	224,011		37,166	261,177
Amounts reclassified from AOCI	(8,109)		—	(8,109)
Other comprehensive income	215,902		37,166	253,068
Unrealized investment gain related to non-controlling interest	103		—	103
Ending balance	$124,514		$(381,813)	$(257,299)
Amounts reclassified from AOCI
Pre-tax	$(10,265)	(1)	$—	$(10,265)
Tax effect	2,156	(2)	—	2,156
After-tax amounts reclassified	$(8,109)		$—	$(8,109)
Other comprehensive income
Pre-tax	$261,970		$37,166	$299,136
Tax effect	(46,068)		—	(46,068)
Other comprehensive income	$215,902		$37,166	$253,068
_______________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(3)    Investments in Fixed Maturity Securities
At December 31, 2020 and 2019, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
December 31, 2020
Held to maturity:
State and municipal	$67,117	$(798)	$13,217	$—	$79,536	$66,319
Residential mortgage-backed	6,455	—	1,043	—	7,498	6,455
Total held to maturity	73,572	(798)	14,260	—	87,034	72,774
Available for sale:
U.S. government and government agency	586,020	—	18,198	(347)	603,871	603,871
State and municipal:
Special revenue	2,137,162	—	96,924	(714)	2,233,372	2,233,372
State general obligation	417,397	—	33,407	—	450,804	450,804
Pre-refunded	250,081	—	21,472	(162)	271,391	271,391
Corporate backed	206,356	—	8,755	(638)	214,473	214,473
Local general obligation	410,583	—	40,596	(555)	450,624	450,624
Total state and municipal	3,421,579	—	201,154	(2,069)	3,620,664	3,620,664
Mortgage-backed securities:
Residential	813,187	—	24,664	(5,238)	832,613	832,613
Commercial	181,105	—	6,725	(113)	187,717	187,717
Total mortgage-backed securities	994,292	—	31,389	(5,351)	1,020,330	1,020,330
Asset-backed securities	3,218,048	—	10,035	(33,497)	3,194,586	3,194,586
Corporate:
Industrial	2,456,516	(518)	115,926	(7,449)	2,564,475	2,564,475
Financial	1,513,943	—	62,947	(987)	1,575,903	1,575,903
Utilities	389,267	—	31,931	(33)	421,165	421,165
Other	109,353	—	696	(11)	110,038	110,038
Total corporate	4,469,079	(518)	211,500	(8,480)	4,671,581	4,671,581
Foreign government	993,268	(1,264)	28,007	(44,448)	975,563	975,563
Total available for sale	13,682,286	(1,782)	500,283	(94,192)	14,086,595	14,086,595
Total investments in fixed maturity securities	$13,755,858	$(2,580)	$514,543	$(94,192)	$14,173,629	$14,159,369
____________________
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

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the year ended December 31, 2020:

State and Municipal
(In thousands)
Allowance for expected credit losses at January 1, 2020	$—
Cumulative effect adjustment resulting from changes in accounting principles	69
Provision for expected credit losses	729
Allowance for expected credit losses at December 31, 2020	$798

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the year ended December 31, 2020:

	Foreign Government	Corporate	Total
(In thousands)
Allowance for expected credit losses at January 1, 2020	$—	$—	$—
Cumulative effect adjustment resulting from changes in accounting principles	35,645	—	35,645
Expected credit losses on securities for which credit losses were not previously recorded	12,590	7,058	19,648
Expected credit losses (gains) on securities for which credit losses were previously recorded	373	(3,841)	(3,468)
Reduction due to disposals	(47,344)	(2,699)	(50,043)
Allowance for expected credit losses at December 31, 2020	$1,264	$518	$1,782
During the year ended December 31, 2020, the Company decreased the allowance for expected credit losses utilizing its credit loss assessment process and inputs used in its credit loss model, primarily due to the disposition of securities which previously had an allowance recorded.
The amortized cost and fair value of fixed maturity securities at December 31, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,618,794	$1,612,652
Due after one year through five years	5,319,638	5,511,880
Due after five years through ten years	3,382,528	3,550,286
Due after ten years	2,433,353	2,470,983
Mortgage-backed securities	1,000,747	1,027,828
Total	$13,755,060	$14,173,629
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $798 thousand related to held to maturity securities.
At December 31, 2020 and 2019, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity. At December 31, 2020, investments with a carrying value of $1,838 million were on deposit in custodial or trust accounts, of which $1,223 million was on deposit with insurance regulators, $576 million was on deposit in support of the Company’s underwriting activities at Lloyd’s, $35 million was on deposit as security for reinsurance clients and $4 million was on deposit as security for letters of credit issued in support of the Company’s reinsurance operations.
(4)    Investments in Equity Securities
At December 31, 2020 and 2019, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2020
Common stocks	$335,617	$28,742	$(14,178)	$350,181	$350,181
Preferred stocks	180,397	95,581	(492)	275,486	275,486
Total	$516,014	$124,323	$(14,670)	$625,667	$625,667

December 31, 2019
Common stocks	$175,928	$16,967	$(26,090)	$166,805	$166,805
Preferred stocks	169,171	148,243	(3,599)	313,815	313,815
Total	$345,099	$165,210	$(29,689)	$480,620	$480,620

(5)    Arbitrage Trading Account
At December 31, 2020 and 2019, the fair value and carrying value of the arbitrage trading account were $341 million and $401 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of December 31, 2020, the fair value of long option contracts outstanding was zero (notional amount of $12.0 million) and the fair value of short option contracts outstanding was $326 thousand (notional amount of $3.2 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(6)    Net Investment Income
Net investment income consists of the following:

(In thousands)	2020	2019	2018
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$426,563	$517,925	$519,269
Investment funds	54,253	69,194	109,349
Arbitrage trading account	77,931	34,585	28,157
Real estate	24,027	24,218	18,591
Equity securities	10,172	5,439	3,230
Gross investment income	592,946	651,361	678,596
Investment expense	(9,125)	(5,747)	(4,361)
Net investment income	$583,821	$645,614	$674,235

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
The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments of $124 million as of December 31, 2020.
Investment funds consist of the following:

	Carrying Value as of December 31,		Income (Losses)
(In thousands)	2020	2019	2020	2019	2018
Financial services	$434,437	$280,705	$34,763	$29,005	$11,044
Real estate	310,783	412,275	7,543	19,154	61,453
Energy	140,935	156,869	(11,039)	(18,136)	7,084
Transportation	190,125	147,034	(616)	14,193	15,390
Other funds	233,150	216,652	23,602	24,978	14,378
Total	$1,309,430	$1,213,535	$54,253	$69,194	$109,349
The Company's share of the earnings or losses of investment funds is primarily reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

(8)    Real Estate
Investment in real estate represents directly owned property held for investment, as follows:

	As of December 31,
(In thousands)	2020	2019
Properties in operation	$1,738,144	$1,351,249
Properties under development	222,770	754,701
Total	$1,960,914	$2,105,950
In 2020, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City, office buildings in West Palm Beach and Palm Beach, Florida, an office building in London, U.K., and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $86,970,000 and $59,832,000 as of December 31, 2020 and 2019, respectively. Related depreciation expense was $27,090,000 and $15,033,000 for the years ended December 31, 2020 and 2019, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $66,558,703 in 2021, $68,750,145 in 2022, $62,144,246 in 2023, $59,270,828 in 2024, $55,265,048 in 2025 and $643,109,471 thereafter.
The Company borrowed $101,750,000 through a non-recourse loan secured by the West Palm Beach office building in 2018. The loan matures in November 2028 and carries a fixed interest rate of 4.21%. The carrying value does not reflect the outstanding financing, but rather is reflected in subsidiary debt referenced in Note 15, Indebtedness.
A mixed-use project in Washington, D.C. has been under development in 2020 and 2019, with the completed portion as noted above reported in properties in operation as of December 31, 2020.
During the fourth quarter of 2020, the Company sold an office complex in New York City.

(9)    Loans Receivable
At December 31, 2020 and December 31, 2019, loans receivable are as follows:

	As of December 31,
(In thousands)	2020	2019
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$51,910	$58,541
Commercial loans	33,003	33,258
Total	$84,913	$91,799

Fair value:
Real estate loans	$53,593	$59,853
Commercial loans	33,003	34,760
Total	$86,596	$94,613
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
Loans receivable in non-accrual status were $0.2 million as of both December 31, 2020 and 2019.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the year ended December 31, 2020:

	Real Estate Loans	Commercial Loans	Total
(In thousands)
Allowance for expected credit losses at January 1, 2020	$1,502	$644	$2,146
Cumulative effect adjustment resulting from changes in accounting principles	(905)	548	(357)
Provision for expected credit losses	1,086	2,562	3,648
Allowance for expected credit losses at December 31, 2020	$1,683	$3,754	$5,437
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

(10)    Net Investment Gains
Net investment gains are as follows:

(In thousands)	2020	2019	2018
Net investment gains:
Fixed maturity securities:
Gains	$27,819	$23,900	$26,752
Losses	(56,096)	(13,636)	(13,733)
Equity securities (1):
Net realized gains on investment sales	32,647	23,306	435,150
Change in unrealized (losses) gains	(25,868)	85,292	(320,413)
Investment funds	31,481	(2,825)	(212)
Real estate (2)	101,554	5,965	27,816
Loans receivable	—	(970)	2,838
Other	(38,023)	(329)	1,977
Net realized and unrealized gains on investments in earnings before allowance for expected credit losses	73,514	120,703	160,175
Change in allowance for expected credit losses on investments (3):
Fixed maturity securities	33,134	—	(5,687)
Loans receivable	(3,648)	—	—
Change in allowance for expected credit losses on investments	29,486	—	(5,687)
Net investment gains	103,000	120,703	154,488
Income tax expense	(21,630)	(25,348)	(32,442)
After-tax net investment gains	$81,370	$95,355	$122,046

Change in unrealized investment gains (losses) of available for sales securities:
Fixed maturity securities without allowance for expected credit losses	$134,129	$271,825	$(297,084)
Fixed maturity securities with allowance for expected credit losses	32,004	369	(132)
Investment funds	2,280	(2,299)	(5,672)
Other	(3,768)	(7,925)	151
Total change in unrealized investment gains (losses)	164,645	261,970	(302,737)
Income tax (expense) benefit	(24,395)	(46,068)	50,410
Noncontrolling interests	(2)	103	(46)
After-tax change in unrealized investment gains (losses) of available for sale securities	$140,248	$216,005	$(252,373)
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
(2) For 2020, net investment gains on real estate includes an $105 million gain from the sale of a New York City complex that occurred during the fourth quarter.
(3) The inclusion of the allowance for expected credit losses on investments commenced on January 1, 2020 due to the adoption of ASU 2016-13. See Note 1 for more details.

(11)    Fixed Maturity Securities in an Unrealized Loss Position
The following tables summarize all fixed maturity securities in an unrealized loss position at December 31, 2020 and 2019 by the length of time those securities have been continuously in an unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2020
U.S. government and government agency	$47,649	$347	$17	$—	$47,666	$347
State and municipal	147,754	1,165	20,528	904	168,282	2,069
Mortgage-backed securities	212,388	5,121	23,943	230	236,331	5,351
Asset-backed securities	1,389,133	6,563	656,877	26,934	2,046,010	33,497
Corporate	612,177	6,721	39,985	1,759	652,162	8,480
Foreign government	143,729	22,871	6,218	21,577	149,947	44,448
Fixed maturity securities	$2,552,830	$42,788	$747,568	$51,404	$3,300,398	$94,192

December 31, 2019
U.S. government and government agency	$83,837	$618	$53,089	$857	$136,926	$1,475
State and municipal	365,184	4,245	127,210	1,682	492,394	5,927
Mortgage-backed securities	301,358	2,281	180,148	3,220	481,506	5,501
Asset-backed securities	755,259	2,307	774,508	19,183	1,529,767	21,490
Corporate	307,367	3,148	121,470	5,172	428,837	8,320
Foreign government	164,536	32,028	107,266	61,645	271,802	93,673
Fixed maturity securities	$1,977,541	$44,627	$1,363,691	$91,759	$3,341,232	$136,386
Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. In general, fair value in all classifications were negatively affected by market disruptions caused, in significant part, by COVID-19. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
Fixed Maturity Securities — A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2020 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	18	$75,555	$44,310
Corporate	11	26,617	3,025
Mortgage-backed securities	7	1,393	31
Total	36	$103,565	$47,366
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

The following tables present the assets and liabilities measured at fair value as of December 31, 2020 and 2019 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$603,871	$—	$603,871	$—
State and municipal	3,620,664	—	3,620,664	—
Mortgage-backed securities	1,020,330	—	1,020,330	—
Asset-backed securities	3,194,586	—	3,194,586	—
Corporate	4,671,581	—	4,670,581	1,000
Foreign government	975,563	—	975,563	—
Total fixed maturity securities available for sale	14,086,595	—	14,085,595	1,000
Equity securities:
Common stocks	350,181	340,966	—	9,215
Preferred stocks	275,486	—	266,155	9,331
Total equity securities	625,667	340,966	266,155	18,546
Arbitrage trading account	341,473	298,359	43,114	—
Total	$15,053,735	$639,325	$14,394,864	$19,546
Liabilities:
Trading account securities sold but not yet purchased	$10,048	$10,048	$—	$—

December 31, 2019
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$786,931	$—	$786,931	$—
State and municipal	3,895,632	—	3,895,632	—
Mortgage-backed securities	1,625,594	—	1,625,594	—
Asset-backed securities	2,790,630	—	2,790,630	—
Corporate	4,156,415	—	4,156,415	—
Foreign government	847,076	—	847,076	—
Total fixed maturity securities available for sale	14,102,278	—	14,102,278	—
Equity securities:
Common stocks	166,805	157,752	—	9,053
Preferred stocks	313,815	—	307,310	6,505
Total equity securities	480,620	157,752	307,310	15,558
Arbitrage trading account	400,809	381,061	19,748	—
Total	$14,983,707	$538,813	$14,429,336	$15,558
Liabilities:
Trading account securities sold but not yet purchased	$36,143	$36,143	$—	$—

The following tables summarize changes in Level 3 assets and liabilities for the years ended December 31, 2020 and 2019:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns/Maturities	Transfers In / Out	Ending Balance
Year ended December 31, 2020
Assets:
Fixed maturity securities available for sale:
Corporate	$—	$—	$—	$—	$—	$—	$—	$1,000	$1,000
Total	—	—	—	—	—	—	—	1,000	1,000
Equity securities:
Common stocks	9,053	1,228	—	—	—	(1,066)	—	—	9,215
Preferred stocks	6,505	(174)	—	—	3,000	—	—	—	9,331
Total	15,558	1,054	—	—	3,000	(1,066)	—	—	18,546
Arbitrage trading account	—	19	—	—	—	(19)	—	—	—
Total	$15,558	$1,073	$—	$—	$3,000	$(1,085)	$—	$1,000	$19,546

Year ended December 31, 2019
Assets:
Fixed maturity securities available for sale:
Asset-backed securities	$99	$(26)	$61	$—	$—	$(134)	$—	$—	$—
Total	99	(26)	61	—	—	(134)	—	—	—
Equity securities:
Common stocks	8,596	2,005	—	—	—	(1,548)	—	—	9,053
Preferred stocks	3,945	(42)	—	—	2,602	—	—	—	6,505
Total	12,541	1,963	—	—	2,602	(1,548)	—	—	15,558
Arbitrage trading account	17,308	(8,731)	—	—	14,767	(38,233)	—	14,889	—
Total	$29,948	$(6,794)	$61	$—	$17,369	$(39,915)	$—	$14,889	$15,558
Liabilities:
Trading account securities sold but not yet purchased	$793	$133	$—	$—	$7,609	$(8,535)	$—	$—	$—
For the year ended December 31, 2020, a fixed maturity security was transferred from Level 2 into Level 3 as a result of observable valuation inputs no longer being available. For the year ended December 31, 2019, there were two common stocks transferred into Level 3 in the arbitrage trading account where publicly traded prices were no longer available, and both were sold by year end.

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
The following tables present undiscounted incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR). The information about incurred and paid claims development for the years ended December 31, 2011 to 2019 is presented as supplementary information. To enhance the comparability of the loss development data, the Company has removed the impact of foreign exchange rate movements by using the December 31, 2020 exchange rate for all periods. Beginning with accident year 2012, the Company's U.K. and European insurance business is included in the Insurance segment's tables for Other Liability, Professional Liability, Commercial Automobile and Short-Tail Lines. Prior to 2012, the actuarial analysis for its U.K. and European insurance business was performed on an underwriting year basis and accident year data is not available for those years.

Insurance
Other Liability
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2020
For the Year Ended December 31,
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR	Cumulative Number of Reported Claims
2011	$665,626	$671,712	$657,819	$657,143	$652,134	$647,241	$643,358	$632,565	$643,446	$644,565	$16,298	24
2012	—	692,549	701,212	702,022	708,805	712,698	722,946	717,453	715,466	713,714	23,827	24
2013	—	—	750,993	791,768	784,674	784,487	805,447	811,775	806,348	810,500	41,398	26
2014	—	—	—	848,658	851,404	849,440	853,826	866,096	872,150	867,239	66,901	27
2015	—	—	—	—	953,198	988,569	963,451	966,872	968,783	979,014	99,480	27
2016	—	—	—	—	—	1,019,851	1,012,851	1,021,524	1,032,780	1,046,823	171,325	27
2017	—	—	—	—	—	—	1,067,556	1,101,376	1,123,930	1,140,639	253,192	27
2018	—	—	—	—	—	—	—	1,106,108	1,133,601	1,123,121	408,131	26
2019	—	—	—	—	—	—	—	—	1,243,287	1,240,028	662,084	25
2020	—	—	—	—	—	—	—	—	—	1,342,065	1,099,126	17
Total										$9,907,708

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$48,846	$141,216	$265,109	$377,836	$469,123	$522,488	$554,278	$573,364	$592,637	$604,657
2012	—	57,599	157,499	298,644	416,561	512,283	579,454	621,454	652,178	667,749
2013	—	—	63,358	188,411	331,779	472,731	588,650	649,657	695,301	721,879
2014	—	—	—	79,111	191,320	339,194	481,706	595,794	681,976	732,313
2015	—	—	—	—	82,817	211,212	382,869	539,242	677,386	758,890
2016	—	—	—	—	—	69,579	209,217	390,664	559,218	678,209
2017	—	—	—	—	—	—	80,163	256,345	453,973	639,977
2018	—	—	—	—	—	—	—	86,958	264,629	436,282
2019	—	—	—	—	—	—	—	—	88,422	275,803
2020	—	—	—	—	—	—	—	—	—	72,274
Total										$5,588,033
	Reserves for loss and loss adjustment expenses before 2011, net of reinsurance									117,290
	Reserves for loss and loss adjustment expenses, net of reinsurance									$4,436,965

Workers' Compensation
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2020
For the Year Ended December 31,
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR	Cumulative Number of Reported Claims
2011	$413,429	$444,887	$457,134	$470,026	$472,087	$474,076	$475,729	$471,471	$473,766	$472,593	$14,609	46
2012	—	501,681	501,810	503,956	503,863	509,167	512,707	508,169	506,730	506,827	19,328	48
2013	—	—	552,570	547,295	546,995	543,238	547,000	542,274	541,926	540,322	23,485	53
2014	—	—	—	639,436	637,307	627,767	617,242	615,435	604,030	600,194	36,001	57
2015	—	—	—	—	712,800	690,525	650,997	641,169	626,432	620,741	50,083	58
2016	—	—	—	—	—	702,716	696,339	684,700	660,520	651,278	51,369	58
2017	—	—	—	—	—	—	762,093	733,505	689,622	673,216	64,176	58
2018	—	—	—	—	—	—	—	778,964	724,697	715,055	80,252	56
2019	—	—	—	—	—	—	—	—	784,281	721,018	141,657	53
2020	—	—	—	—	—	—	—	—	—	725,245	319,131	39
Total										$6,226,489

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$106,899	$236,207	$309,509	$355,909	$385,759	$408,304	$420,945	$428,811	$436,905	$442,163
2012	—	115,536	255,063	339,560	387,368	419,588	437,196	451,991	459,119	466,028
2013	—	—	117,900	277,538	363,028	414,160	447,894	466,580	479,104	489,075
2014	—	—	—	148,405	319,743	412,611	471,235	503,915	521,141	531,475
2015	—	—	—	—	139,320	323,744	421,734	477,541	512,933	531,512
2016	—	—	—	—	—	142,998	338,835	446,072	504,850	537,861
2017	—	—	—	—	—	—	153,456	362,299	468,817	525,753
2018	—	—	—	—	—	—	—	171,006	397,464	508,546
2019	—	—	—	—	—	—	—	—	184,715	397,376
2020	—	—	—	—	—	—	—	—	—	172,478
Total										$4,602,267
		Reserves for loss and loss adjustment expenses before 2011, net of reinsurance								219,529
		Reserves for loss and loss adjustment expenses, net of reinsurance								$1,843,751

Professional Liability
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2020
For the Year Ended December 31,
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR	Cumulative Number of Reported Claims
2011	$180,508	$165,844	$187,797	$190,849	$177,748	$174,038	$177,335	$176,396	$176,944	$181,874	$5,325	4
2012	—	242,530	245,962	268,761	253,146	241,342	247,789	246,478	247,072	249,846	5,919	6
2013	—	—	275,051	251,419	245,984	252,024	273,679	282,150	287,310	284,837	10,867	6
2014	—	—	—	257,442	250,025	263,540	246,983	242,449	261,150	259,892	19,573	7
2015	—	—	—	—	262,459	261,069	278,012	278,868	294,435	285,557	29,712	8
2016	—	—	—	—	—	313,365	327,706	364,312	405,390	442,521	49,740	9
2017	—	—	—	—	—	—	335,565	334,682	340,569	379,408	85,159	10
2018	—	—	—	—	—	—	—	337,865	324,934	335,852	125,091	10
2019	—	—	—	—	—	—	—	—	339,825	336,559	176,941	11
2020	—	—	—	—	—	—	—	—	—	398,429	328,303	10
Total										$3,154,775

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$18,803	$62,560	$103,263	$134,862	$151,135	$159,309	$167,595	$169,191	$170,873	$172,294
2012	—	22,269	87,951	129,282	160,243	191,702	216,199	225,442	233,637	236,481
2013	—	—	24,893	64,439	120,224	178,579	208,368	250,507	260,023	265,297
2014	—	—	—	19,773	84,457	139,934	177,575	201,002	218,055	229,615
2015	—	—	—	—	20,565	85,945	140,517	188,608	217,625	234,585
2016	—	—	—	—	—	28,833	103,321	202,906	257,221	299,813
2017	—	—	—	—	—	—	36,839	97,034	163,731	244,396
2018	—	—	—	—	—	—	—	28,432	100,284	156,102
2019	—	—	—	—	—	—	—	—	32,081	98,625
2020	—	—	—	—	—	—	—	—	—	28,474
Total										$1,965,682
	Reserves for loss and loss adjustment expenses before 2011, net of reinsurance									14,011
	Reserves for loss and loss adjustment expenses, net of reinsurance									$1,203,104

Commercial Automobile
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2020
For the Year Ended December 31,
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR	Cumulative Number of Reported Claims
2011	$314,028	$322,516	$329,917	$334,816	$343,421	$344,174	$345,044	$346,619	$346,490	$342,581	$100	37
2012	—	314,309	326,831	342,588	355,609	364,717	364,966	367,216	366,493	366,649	365	41
2013	—	—	327,514	349,136	368,894	377,696	368,106	367,720	366,885	365,820	586	44
2014	—	—	—	363,996	385,329	420,139	418,150	415,727	415,621	411,158	1,506	47
2015	—	—	—	—	390,002	419,663	425,865	434,254	435,438	433,888	3,111	53
2016	—	—	—	—	—	434,582	434,117	445,516	446,521	443,338	8,135	52
2017	—	—	—	—	—	—	431,504	429,372	431,177	435,099	14,298	47
2018	—	—	—	—	—	—	—	443,045	463,057	479,502	29,712	45
2019	—	—	—	—	—	—	—	—	483,483	488,777	74,684	44
2020	—	—	—	—	—	—	—	—	—	523,753	264,630	28
Total										$4,290,565

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$135,350	$211,756	$262,685	$296,370	$321,814	$333,987	$338,325	$340,360	$340,799	$341,781
2012	—	136,844	215,214	273,446	312,342	344,952	356,264	361,342	362,426	363,587
2013	—	—	142,929	218,596	267,253	323,227	344,357	354,280	363,038	363,805
2014	—	—	—	155,614	237,765	329,979	367,283	396,089	404,087	406,795
2015	—	—	—	—	160,237	267,420	327,462	372,587	400,304	413,838
2016	—	—	—	—	—	186,867	282,375	344,503	393,509	412,967
2017	—	—	—	—	—	—	181,317	268,201	327,765	372,689
2018	—	—	—	—	—	—	—	180,306	281,888	350,572
2019	—	—	—	—	—	—	—	—	185,488	290,449
2020	—	—	—	—	—	—	—	—	—	142,826
Total										$3,459,309
		Reserves for loss and loss adjustment expenses before 2011, net of reinsurance								4,119
		Reserves for loss and loss adjustment expenses, net of reinsurance								$835,375

Short-tail lines
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2020
For the Year Ended December 31,
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR	Cumulative Number of Reported Claims
2011	$494,704	$490,235	$472,041	$467,989	$467,205	$461,629	$459,369	$459,557	$463,053	$456,106	$550	22
2012	—	532,843	540,714	542,017	537,142	508,366	507,344	509,216	508,294	509,058	2,406	24
2013	—	—	580,902	591,686	582,666	555,715	554,167	550,604	548,672	547,932	2,160	25
2014	—	—	—	714,360	719,508	667,627	666,246	667,061	667,278	669,729	2,930	30
2015	—	—	—	—	747,683	734,204	730,251	728,720	720,324	718,820	8,958	32
2016	—	—	—	—	—	775,477	778,376	765,311	759,735	754,184	9,360	34
2017	—	—	—	—	—	—	754,135	754,217	748,399	747,739	12,056	42
2018	—	—	—	—	—	—	—	761,177	750,123	747,396	23,631	48
2019	—	—	—	—	—	—	—	—	722,122	702,281	43,842	43
2020	—	—	—	—	—	—	—	—	—	901,698	244,828	34
Total										$6,754,943

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$303,049	$417,792	$436,787	$441,025	$445,323	$447,016	$447,619	$450,432	$454,991	$455,702
2012	—	282,703	456,872	508,333	519,093	499,014	500,181	504,451	505,183	506,308
2013	—	—	315,304	491,801	541,563	533,269	540,132	541,400	541,990	543,195
2014	—	—	—	374,757	604,942	615,833	635,415	650,762	658,053	660,640
2015	—	—	—	—	397,261	613,868	669,706	691,705	701,503	707,349
2016	—	—	—	—	—	417,988	672,013	713,634	729,011	734,110
2017	—	—	—	—	—	—	445,835	690,343	719,286	731,440
2018	—	—	—	—	—	—	—	415,529	662,657	709,202
2019	—	—	—	—	—	—	—	—	405,500	616,695
2020	—	—	—	—	—	—	—	—	—	460,656
Total										$6,125,297
	Reserves for loss and loss adjustment expenses before 2011, net of reinsurance									1,571
	Reserves for loss and loss adjustment expenses, net of reinsurance									$631,217

Reinsurance & Monoline Excess
Casualty
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2020
For the Year Ended December 31,
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR
2011	$293,274	$312,321	$306,721	$301,847	$309,235	$307,772	$299,076	$295,376	$301,670	$298,292	$13,368
2012	—	335,187	339,236	334,299	326,934	337,777	340,026	337,901	334,461	337,437	14,927
2013	—	—	322,718	273,683	276,688	288,556	297,121	302,768	307,426	305,080	21,094
2014	—	—	—	323,837	323,920	323,130	334,617	328,741	328,289	339,941	25,778
2015	—	—	—	—	262,448	234,862	233,443	255,400	296,297	306,296	35,570
2016	—	—	—	—	—	243,970	256,011	248,367	270,833	304,845	45,117
2017	—	—	—	—	—	—	234,561	224,835	242,603	265,111	58,308
2018	—	—	—	—	—	—	—	224,640	213,665	234,286	88,934
2019	—	—	—	—	—	—	—	—	240,408	234,813	142,399
2020	—	—	—	—	—	—	—	—	—	305,114	255,936
Total										$2,931,215

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$17,976	$52,597	$98,086	$134,814	$170,629	$194,320	$210,245	$222,618	$234,552	$246,140
2012	—	22,516	62,563	112,474	153,950	188,955	221,679	243,586	259,429	279,123
2013	—	—	29,122	64,239	111,189	145,508	179,494	207,312	227,884	244,082
2014	—	—	—	21,441	69,568	116,908	156,495	199,846	229,562	254,532
2015	—	—	—	—	17,952	48,833	91,949	142,334	179,884	206,864
2016	—	—	—	—	—	19,998	62,094	100,862	141,301	172,994
2017	—	—	—	—	—	—	16,498	40,440	70,129	124,641
2018	—	—	—	—	—	—	—	11,187	41,382	78,219
2019	—	—	—	—	—	—	—	—	14,641	39,435
2020	—	—	—	—	—	—	—	—	—	20,845
Total										$1,666,875
	Reserves for loss and loss adjustment expenses before 2011, net of reinsurance									380,546
		Reserves for loss and loss adjustment expenses, net of reinsurance								$1,644,886

Monoline Excess
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2020
For the Year Ended December 31,
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR
2011	$88,650	$93,993	$98,051	$89,031	$87,030	$83,850	$78,246	$74,109	$72,091	$69,205	$10,955
2012	—	72,366	73,230	73,670	75,274	72,441	67,878	69,361	67,205	66,269	9,184
2013	—	—	63,995	50,355	48,143	42,419	38,551	35,120	31,752	29,758	11,097
2014	—	—	—	63,561	57,650	49,478	45,758	41,671	42,541	42,618	15,319
2015	—	—	—	—	69,977	57,897	50,099	45,115	39,682	39,781	17,184
2016	—	—	—	—	—	72,657	70,281	71,404	64,957	65,485	20,435
2017	—	—	—	—	—	—	76,701	80,508	70,749	71,025	27,947
2018	—	—	—	—	—	—	—	77,820	72,505	71,448	34,366
2019	—	—	—	—	—	—	—		78,929	77,482	39,832
2020	—	—	—	—	—	—	—	—	—	84,354	59,854
Total										$617,425

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$2,593	$4,848	$6,395	$14,042	$15,684	$18,638	$20,164	$21,463	$23,686	$24,842
2012	—	1,127	6,097	10,815	11,167	13,234	15,738	17,982	20,004	22,528
2013	—	—	647	1,897	2,158	3,008	3,396	4,418	5,349	6,476
2014	—	—	—	377	1,729	3,354	4,175	5,808	7,595	11,154
2015	—	—	—	—	2,069	2,481	3,272	4,099	4,416	5,083
2016	—	—	—	—	—	2,498	4,783	5,573	5,928	7,685
2017	—	—	—	—	—	—	6,282	12,810	15,356	17,327
2018	—	—	—	—	—	—	—	6,141	8,230	9,368
2019	—	—	—	—	—	—	—	—	6,241	10,884
2020	—	—	—	—	—	—	—	—	—	4,869
Total										$120,216
	Reserves for loss and loss adjustment expenses before 2011, net of reinsurance									735,818
	Reserves for loss and loss adjustment expenses, net of reinsurance									$1,233,027

Property
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2020
For the Year Ended December 31,
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR
2011	$95,737	$88,345	$85,462	$86,879	$85,304	$85,028	$84,744	$85,160	$84,938	$84,112	$366
2012	—	104,336	95,164	86,809	85,846	84,285	84,286	85,222	85,025	91,342	1,429
2013	—	—	142,340	113,201	114,638	112,419	113,053	112,373	110,165	108,017	1,757
2014	—	—	—	113,962	97,411	97,933	100,640	99,892	99,535	99,924	2,185
2015	—	—	—	—	127,852	118,026	132,399	130,888	130,005	131,669	2,404
2016	—	—	—	—	—	168,634	174,935	182,171	181,429	186,786	4,318
2017	—	—	—	—	—	—	207,096	200,917	199,892	198,529	8,040
2018	—	—	—	—	—	—	—	108,829	112,503	103,751	2,423
2019	—	—	—	—	—	—	—	—	103,749	77,618	6,913
2020	—	—	—	—	—	—	—	—	—	115,116	48,509
Total										$1,196,864

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$31,545	$59,054	$73,601	$76,267	$78,835	$82,038	$82,587	$83,669	$83,750	$83,229
2012	—	15,725	51,964	64,489	70,955	77,842	79,407	82,129	83,007	89,194
2013	—	—	36,668	74,806	92,968	101,947	104,756	106,483	108,062	104,863
2014	—	—	—	39,019	67,251	82,646	88,857	92,011	93,723	95,222
2015	—	—	—	—	53,482	89,366	109,378	118,977	123,023	125,939
2016	—	—	—	—	—	78,994	133,805	157,834	169,013	176,509
2017	—	—	—	—	—	—	72,180	141,651	172,100	180,242
2018	—	—	—	—	—	—	—	34,195	65,527	82,815
2019	—	—	—	—	—	—	—	—	23,103	54,864
2020	—	—	—	—	—	—	—	—	—	26,637
Total										$1,019,514
	Reserves for loss and loss adjustment expenses before 2011, net of reinsurance									1,928
	Reserves for loss and loss adjustment expenses, net of reinsurance									$179,278

The reconciliation of the net incurred and paid claims development tables to the reserves for losses and loss expenses in the consolidated balance sheet is as follows:

(In thousands)	December 31, 2020
Undiscounted reserves for loss and loss expenses, net of reinsurance:
Other liability	$4,436,965
Workers' compensation	1,843,751
Professional liability	1,203,104
Commercial automobile	835,375
Short-tail lines	631,217
Other	96,257
Insurance	9,046,669
Casualty	1,644,886
Monoline excess	1,233,027
Property	179,278
Reinsurance & Monoline Excess	3,057,191
Total undiscounted reserves for loss and loss expenses, net of reinsurance	$12,103,860

(In thousands)	December 31, 2020
Due from reinsurers on unpaid claims:
Other liability	$609,006
Workers' compensation	267,707
Professional liability	644,841
Commercial automobile	32,140
Short-tail lines	352,168
Other	36,070
Insurance	1,941,932
Casualty	104,372
Monoline excess	41,598
Property	76,135
Reinsurance & Monoline Excess	222,105
Total due from reinsurers on unpaid claims	$2,164,037

(In thousands)	December 31, 2020
Loss reserve discount:
Other liability	$—
Workers' compensation	(11,700)
Professional liability	—
Commercial automobile	—
Short-tail lines	—
Other	—
Insurance	(11,700)
Casualty	(100,536)
Monoline excess	(371,231)
Property	—
Reinsurance & Monoline Excess	(471,767)
Total loss reserve discount	$(483,467)
Total gross reserves for loss and loss expenses	$13,784,430
The following is supplementary information regarding average historical claims duration as of December 31, 2020:

Insurance
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Other liability	7.5%	14.4%	17.7%	16.6%	13.4%	8.7%	5.6%	3.5%	2.6%	1.9%
Workers' compensation	23.2%	29.4%	15.9%	9.3%	5.9%	3.5%	2.4%	1.6%	1.5%	1.1%
Professional liability	8.4%	20.7%	19.5%	16.4%	10.1%	8.3%	4.0%	2.0%	2.3%	0.8%
Commercial automobile	37.7%	21.5%	15.3%	10.9%	6.6%	2.9%	1.4%	0.4%	0.2%	0.3%
Short-tail lines	57.0%	31.7%	6.0%	1.6%	0.4%	0.5%	0.4%	0.3%	0.6%	0.2%

Reinsurance & Monoline Excess
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Casualty	6.5%	11.7%	14.1%	14.0%	11.5%	8.9%	6.5%	4.7%	4.9%	3.9%
Monoline excess	4.9%	4.5%	2.8%	3.1%	2.4%	3.5%	4.3%	2.9%	3.5%	1.7%
Property	33.3%	33.2%	15.4%	6.0%	3.9%	2.2%	1.6%	1.2%	0.8%	0.6%

The table below provides a reconciliation of the beginning and ending reserve balances:

(In thousands)	2020	2019	2018
Net reserves at beginning of year	$10,697,998	$10,248,883	$10,056,914
Cumulative effect adjustment resulting from changes in accounting principles (1)	5,927	—	—
Restated net reserves at beginning of period	10,703,925	10,248,883	10,056,914
Net provision for losses and loss expenses:
Claims occurring during the current year (2)	4,432,937	4,057,989	3,926,489
Increase in estimates for claims occurring in prior years (3)	627	34,079	6,831
Loss reserve discount accretion	35,142	39,048	41,382
Total	4,468,706	4,131,116	3,974,702
Net payments for claims:
Current year	921,054	985,599	964,808
Prior year	2,677,595	2,673,803	2,700,077
Total	3,598,649	3,659,402	3,664,885
Foreign currency translation	46,411	(22,599)	(117,848)
Net reserves at end of year	11,620,393	10,697,998	10,248,883
Ceded reserve at end of year	2,164,037	1,885,251	1,717,565
Gross reserves at end of year	$13,784,430	$12,583,249	$11,966,448

Net change in premiums and losses occurring in prior years:
Increase in estimates for claims occurring in prior years (3)	$(627)	$(34,079)	$(6,831)
Retrospective premium adjustments for claims occurring in prior years (4)	16,807	53,511	45,638
Net favorable premium and reserve development on prior years	$16,180	$19,432	$38,807
_______________________________________
(1)The cumulative effect adjustment resulting from changes in accounting principals relates to the allowance for expected credit losses on reinsurance recoverables that commenced on January 1, 2020 due to the adoption of ASU 2016-13. See Note 1 for more details.
(2)Claims occurring during the current year are net of loss reserve discounts of $10 million, $20 million and $24 million in 2020, 2019, and 2018, respectively.
(3)The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $21 million in 2020, increased by $19 million in 2019, and decreased by $4 million in 2018, respectively.
(4)For certain retrospectively rated insurance polices and reinsurance agreements, changes in loss and loss expenses for prior years are offset by additional or return premiums.
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
Most of the COVID-19-related claims reported to the Company to date involve certain short-tailed lines of business, including contingency and event cancellation, business interruption, and film production delay. The Company expects additional claims to be reported for these lines of business. The Company has also received COVID-19-related claims for longer-tailed casualty lines of business such as workers’ compensation and other liability; however, the estimated incurred loss impact for these reported claims appears to be modest at this time. Given the continuing uncertainty regarding the pandemic's pervasiveness, the future impact that the pandemic may have on claim frequency and severity remains uncertain at this time. In workers’ compensation, for example, nearly two-thirds of the states have enacted rules, legislation or administrative orders creating a presumption that certain “essential”

workers who contract COVID-19 did so through the course of their employment. Several other states are considering similar actions, including varying the definition of “essential” workers. While the ultimate impact of these presumptions are unknown at this time, the Company believes that such state actions will likely increase workers’ compensation claims with respect to workers deemed “essential,” although this impact may be partially offset by lower workers’ compensation claim frequency with respect to non-essential workers.
The Company has estimated the potential COVID-19 impact to its contingency and event cancellation, workers’ compensation, and other lines of business under a number of possible scenarios; however, due to COVID-19’s evolving impact and the still limited amount of available data, there remains a high degree of uncertainty around the Company’s COVID-19 reserves. In addition, several states (and international jurisdictions), through regulation, legislation and/or judicial action, continue to seek to expand policy coverage terms beyond the policy’s intended coverage, including, for example, but not limited to, property coverages, where there are attempts to extend business interruption coverage where there is no physical damage or loss to property, and attempts to disregard policy exclusions for communicable disease. Accordingly, losses arising from these actions, and the other factors described above, could exceed the Company’s reserves established for those related policies.
For the year ended December 31, 2020, the Company recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $171 million, of which $161 million related to the Insurance segment and $10 million related to the Reinsurance & Monoline Excess segment. Such $171 million of COVID-19-related losses included $95 million of reported losses and $76 million of IBNR.
Favorable prior year development (net of additional and return premiums) was $16 million in 2020.
Insurance – Reserves for the Insurance segment developed favorably by $24 million in 2020 net of additional and return premiums). Continuing the pattern seen in recent years, the overall favorable development in 2020 resulted from more significant favorable development on workers’ compensation business, which was partially offset by unfavorable development on professional liability, including excess professional liability.
For workers’ compensation, the favorable development was spread across almost all prior accident years, including prior to 2011, but was most significant in accident years 2016 through 2019. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The long term trend of declining workers’ compensation frequency can be attributable to improved workplace safety. Loss severity trends were also aided by our continued investment in claims handling initiatives such as medical case management services and vendor savings through usage of preferred provider networks and pharmacy benefit managers. Reported workers’ compensation losses in 2020 continued to be below our expectations at most of our operating units, and were below the assumptions underlying our initial loss ratio picks and our previous reserve estimates for most prior accident years.
For professional liability business, unfavorable development was driven mainly by large losses reported in the directors and officers (“D&O”), lawyers professional and excess hospital professional liability lines of business. For these lines of business, we continue to see an increase in the number of large losses reported and a lengthening of the reporting “tail” beyond historical levels. We believe a contributing cause is rising social inflation in the form of, for example, higher jury awards on cases that go to trial, and the corresponding higher demands from plaintiffs and higher values required to reach settlement on cases that do not go to trial. The unfavorable development for professional liability affected mainly accident years 2016 through 2018.
Reinsurance & Monoline Excess – Reserves for the Reinsurance & Monoline Excess segment developed unfavorably by $8 million in 2020. The unfavorable development in the segment was driven by non-proportional assumed liability business written in both the U.S. and U.K., and was partially offset by favorable development on excess workers’ compensation business. The unfavorable non-proportional assumed liability development was concentrated in accident years 2014 through 2018, and related primarily to accounts insuring construction projects and professional liability exposures.
Favorable prior year development (net of additional and return premiums) was $19 million in 2019.
Insurance - Reserves for the Insurance segment developed favorably by $21 million in 2019 (net of additional and return premiums). This overall favorable development resulted from more significant favorable development on workers’ compensation business, which was partially offset by unfavorable development on professional liability and general liability business.
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
For professional liability business, the unfavorable development was driven mainly by an increase in the number of large losses reported in the lawyers professional liability and directors and officers (“D&O”) liability lines of business. Many of the lawyers large losses involved claims made against insured law firms relating to work performed on matters stemming from the 2008 financial crisis. These claims affected mainly accident years 2013 through 2016. In addition, for both of these lines of business, we have seen evidence of social inflation in the form of higher jury awards on cases that go to trial, and corresponding higher demands from plaintiffs and higher values required to reach settlement on cases that do not go to trial. The unfavorable development for D&O affected mainly accident years 2014 through 2017.
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
The Company’s net reserves for losses and loss expenses relating to asbestos and environmental claims on policies written before adoption of the absolute exclusion was $19 million at December 31, 2020 and $24 million at December 31, 2019. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues.

Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
Discounting — The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,655 million and $1,731 million at December 31, 2020 and 2019, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $483 million and $530 million at December 31, 2020 and 2019, respectively. At December 31, 2020, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.6%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2020) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2020), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates prescribed or permitted by the Department of Insurance of the State of Delaware.

(14)    Premiums and Reinsurance Related Information
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
The following is a summary of reinsurance financial information:

(In thousands)	2020	2019	2018
Written premiums:
Direct	$7,874,050	$7,386,759	$6,973,216
Assumed	973,597	875,459	729,278
Ceded	(1,585,210)	(1,398,719)	(1,269,267)
Total net written premiums	$7,262,437	$6,863,499	$6,433,227

Earned premiums:
Direct	$7,489,470	$7,141,427	$6,851,795
Assumed	941,321	820,705	755,759
Ceded	(1,499,948)	(1,328,844)	(1,236,049)
Total net earned premiums	$6,930,843	$6,633,288	$6,371,505

Ceded losses and loss expenses incurred	$955,630	$836,831	$829,742
Ceded commission earned	$358,253	$314,191	$268,037

The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the year ended December 31, 2020:

(In thousands)
Allowance for expected credit losses at January 1, 2020	$19,823
Cumulative effect adjustment resulting from changes in accounting principles	1,270
Provision for expected credit losses	1,790
Allowance for expected credit losses at December 31, 2020	$22,883
Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses of $7,800,649, $690,127 and $946,965 as of December 31, 2020, 2019 and 2018, respectively. The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the year ended December 31, 2020:

(In thousands)
Allowance for expected credit losses at January 1, 2020	$690
Cumulative effect adjustment resulting from changes in accounting principles	5,927
Provision for expected credit losses	1,184
Allowance for expected credit losses at December 31, 2020	$7,801

     The following table presents the amounts due from reinsurers as of December 31, 2020:

(In thousands)

Munich Re	$275,841
Lloyd’s of London	255,184
Swiss Re	182,532
Alleghany Group	182,015
Partner Re	164,535
Hannover Re Group	129,752
Berkshire Hathaway	104,775
Everest Re	102,085
Renaissance Re	101,014
Axis Capital	87,948
Liberty Mutual	66,263
Korean Re	56,091
Fairfax Financial	37,310
Axa Insurance	35,012
Validus Holdings Ltd.	29,599
Arch Capital Group	27,739
Qatar Re	20,321
Other reinsurers less than $20,000	330,929
Subtotal	2,188,945
Residual market pools	243,358
Allowance for expected credit losses	(7,801)
Total	$2,424,502

(15)    Indebtedness
Indebtedness consisted of the following as of December 31, 2020 (the difference between the face value and the carrying value is unamortized discount and debt issuance costs):

			Carrying Value
(In thousands)	Interest Rate	Face Value	2020	2019
Senior notes and other debt due on:
September 15, 2020	5.375%	$—	$—	$299,756
January 1, 2022	8.700%	76,503	76,419	76,343
March 15, 2022	4.625%	350,000	349,505	349,088
February 15, 2037	6.250%	250,000	248,226	248,116
August 1, 2044	4.750%	350,000	345,652	345,467
May 12, 2050	4.000%	470,000	492,236	—
Subsidiary debt (1) (2)	Various	110,987	110,987	108,805
Total senior notes and other debt		$1,607,490	$1,623,025	$1,427,575
Subordinated debentures due on:
April 30, 2053	5.625%	$—	$—	$341,356
March 1, 2056 (3)	5.900%	110,000	106,365	106,262
June 1, 2056	5.750%	290,000	282,003	281,777
March 30, 2058	5.700%	185,000	179,006	178,845
December 30, 2059	5.100%	300,000	290,702	290,464
September 30, 2060	4.250%	250,000	244,233	—
Total subordinated debentures		$1,135,000	$1,102,309	$1,198,704
________________
(1) Subsidiary debt is due as follows: $3 million in 2021, $6 million in 2025, and $102 million in 2028.
(2) Includes non-recourse loan in the amount of $102 million secured by an office building. See Note 8, Real Estate, for more details.
(3) In January 2021, the Company called its $110 million aggregate principal amount of 5.900% subordinated debentures for redemption on March 1, 2021. Additionally in February 2021, the Company issued $300 million aggregate principal amount of 4.125% subordinated debentures due 2061.

(16)    Income Taxes
Income tax expense (benefit) consists of:

(In thousands)	Current Expense	Deferred Expense (Benefit)	Total
December 31, 2020
Domestic	$162,305	$17	$162,322
Foreign	23,375	(13,880)	9,495
Total expense (benefit)	$185,680	$(13,863)	$171,817

December 31, 2019
Domestic	$124,231	$27,616	$151,847
Foreign	9,030	8,058	17,088
Total expense	$133,261	$35,674	$168,935

December 31, 2018
Domestic	$188,712	$(63,134)	$125,578
Foreign	13,963	23,487	37,450
Total expense (benefit)	$202,675	$(39,647)	$163,028

Income before income taxes from domestic operations was $831 million, $739 million and $755 million for the years ended December 31, 2020, 2019 and 2018, respectively. (Loss) income before income taxes from foreign operations was ($126) million, $114 million and $57 million for the years ended December 31, 2020, 2019 and 2018, respectively.

A reconciliation of the income tax expense and the amounts computed by applying the Federal and foreign income tax rate of 21% for 2020, 2019 and 2018 to pre-tax income are as follows:

(In thousands)	2020	2019	2018
Computed “expected” tax expense	$148,008	$179,113	$170,540
Tax-exempt investment income	(12,770)	(14,666)	(18,833)
Change in valuation allowance	46,238	(1,945)	18,576
Impact of foreign tax rates	6,753	7,700	7,683
State and local taxes	2,561	4,842	3,901
Impact of change in U.S. tax rate	—	—	(10,950)
Other, net	(18,973)	(6,109)	(7,889)
Total expense	$171,817	$168,935	$163,028

At December 31, 2020 and 2019, the tax effects of differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

(In thousands)	2020	2019
Deferred tax asset:
Loss reserve discounting	$141,877	$136,100
Unearned premiums	134,971	120,246
Net operating losses	64,494	37,147
Other-than-temporary impairments	5,973	8,049
Employee compensation plans	60,551	60,552
Other	85,327	63,633
Gross deferred tax asset	493,193	425,727
Less valuation allowance	(79,488)	(33,250)
Deferred tax asset	413,705	392,477
Deferred tax liability:
Amortization of intangibles	12,761	12,832
Loss reserve discounting - transition rule	24,747	29,697
Deferred policy acquisition costs	113,084	103,947
Unrealized investment gains	100,241	93,330
Property, furniture and equipment	48,235	47,082
Investment funds	64,944	73,083
Other	62,809	50,212
Deferred tax liability	426,821	410,183
Net deferred tax liability	$13,116	$17,706

The Company had a current tax net payable of $35.4 million and net receivable of $13.4 million at December 31, 2020 and 2019, respectively. At December 31, 2020, the Company had foreign net operating loss carryforwards of $7.7 million that expire beginning in 2027, and an additional $305.4 million that have no expiration date. At December 31, 2020, the Company had a valuation allowance of $79.5 million, as compared to $33.3 million at December 31, 2019. The Company has provided a valuation allowance against the utilization of foreign tax credits and the future net operating loss carryforward benefits of certain foreign operations. The statute of limitations for the Company’s U.S. Federal tax returns has closed for calendar year 2016 and all years through December 31, 2013.

The realization of the deferred tax asset is dependent upon the Company’s ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future current operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

The Tax Cuts and Jobs Act of 2017 (the "Tax Act") provided for a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The U.S. tax law requires insurance reserves to be discounted for tax purposes. The Tax Act modified this computation. The IRS issued revised discount factors to be applied to the 2017 reserves, which increased the beginning of year 2018 deferred tax asset for loss reserve discounting. Under the related transition rule, a deferred tax liability was established which will be included in taxable income over the eight year period that began in 2018.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $111 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

(17)    Dividends from Subsidiaries and Statutory Financial Information
The Company’s insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. The Company’s lead insurer, Berkley Insurance Company ("BIC"), directly or indirectly owns all of the Company’s other insurance companies. During 2021, the maximum amount of dividends that can be paid by BIC without such approval is approximately $721 million.

BIC’s combined net income and statutory capital and surplus, as determined in accordance with statutory accounting practices ("SAP"), are as follows:

(In thousands)	2020	2019	2018
Net income	$771,990	$601,564	$1,099,953
Statutory capital and surplus	$6,188,121	$6,013,062	$5,587,930
    The significant variances between SAP and GAAP are that for statutory purposes bonds are carried at amortized cost, unrealized gains and losses on equity securities are recorded in surplus, acquisition costs are charged to income as incurred, deferred Federal income taxes are subject to limitations, excess and assumed workers’ compensation reserves are discounted at different discount rates and certain assets designated as “non-admitted assets” are charged against surplus. The Commissioner of Insurance of the State of Delaware has allowed BIC to recognize a non-tabular discount on certain workers' compensation loss reserves, which is a permitted practice that differs from SAP. The effect of using this permitted practice was an increase to BIC’s statutory capital and surplus by $200 million at December 31, 2020.
The National Association of Insurance Commissioners (“NAIC”) has risk-based capital (“RBC”) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company’s mix of products and its balance sheet. This guidance is used to calculate two capital measurements: Total Adjusted Capital and RBC Authorized Control Level. Total Adjusted Capital is equal to the Company’s statutory capital and surplus excluding capital and surplus derived from the use of permitted practices that differ from statutory accounting practices. RBC Authorized Control Level is the capital level used by regulatory authorities to determine whether remedial action is required. Generally, no remedial action is required if Total Adjusted Capital is 200% or more of the RBC Authorized Control Level. At December 31, 2020, BIC’s Total Adjusted Capital of $5.989 billion was 388% of its RBC Authorized Control Level.
See Note 3, Investments in Fixed Maturity Securities, for a description of assets held on deposit as security.

(18)    Common Stockholders’ Equity
The weighted average number of shares used in the computation of net income per share was as follows:

(In thousands)	2020	2019	2018
Basic	186,924	190,722	190,048
Diluted	188,763	193,521	192,395

Treasury shares have been excluded from average outstanding shares from the date of acquisition. The weighted average number of basic shares outstanding includes the impact of 7,767,874 common shares held in a grantor trust. The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since shares deliverable under vested RSUs were already included in diluted shares outstanding. The difference in calculating basic and diluted net income per share is attributable entirely to the dilutive effect of stock-based compensation plans. Changes in shares of common stock outstanding, net of treasury shares, are presented below. Shares of common stock issued and outstanding do not include shares related to unissued restricted stock units (including shares held in the grantor trust).

	2020	2019	2018
Balance, beginning of year	183,411,907	182,993,640	182,272,278
Shares issued	776,544	687,339	1,257,762
Shares repurchased	(6,363,301)	(269,072)	(536,400)
Balance, end of year	177,825,150	183,411,907	182,993,640

The amount of dividends paid is dependent upon factors such as the receipt of dividends from our subsidiaries, our results of operations, cash flow, financial condition and business needs, the capital and surplus requirements of our subsidiaries, and applicable insurance regulations that limit the amount of dividends that may be paid by our regulated insurance subsidiaries.
(19)    Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2020 and 2019:

	2020		2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$14,159,369	$14,173,629	$14,180,961	$14,194,955
Equity securities	625,667	625,667	480,620	480,620
Arbitrage trading account	341,473	341,473	400,809	400,809
Loans receivable	84,913	86,596	91,799	94,613
Cash and cash equivalents	2,372,366	2,372,366	1,023,710	1,023,710
Trading accounts receivable from brokers and clearing organizations	524,727	524,727	423,543	423,543
Due from broker	2,585	2,585	—	—

Liabilities:
Due to broker	—	—	27,116	27,116
Trading account securities sold but not yet purchased	10,048	10,048	36,143	36,143
Senior notes and other debt	1,623,025	1,892,444	1,427,575	1,582,290
Subordinated debentures	1,102,309	1,202,842	1,198,704	1,274,088
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
    At December 31, 2020, the Company had commitments to invest up to $124 million and $200 million in certain investment funds and real estate construction projects, respectively.

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
    The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information is as follows:

	For the Year Ended December 31,

(In thousands)	2020	2019
Leases:
Lease cost	$44,291	$44,107
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$45,348	$40,083
Right-of-use assets obtained in exchange for new lease liabilities	$8,870	$32,881

	As of December 31,
($ in thousands)	2020	2019
Right-of-use assets	$164,476	$193,311
Lease liabilities	$203,643	$230,338
Weighted-average remaining lease term	6.82 years	7.11 years
Weighted-average discount rate	5.94%	5.97%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	December 31, 2020
Contractual Maturities:
2021	$47,477
2022	41,442
2023	37,843
2024	31,283
2025	22,452
Thereafter	58,124
Total undiscounted future minimum lease payments	238,621
Less: Discount impact	34,978
Total lease liability	$203,643

(22)    Stock Incentive Plan
Pursuant to the Company's stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. The following table summarizes RSU information for the three years ended December 31, 2020:

	2020	2019	2018
RSUs granted and unvested at beginning of period:	4,124,260	5,062,661	5,216,972
Granted	962,453	840,796	1,140,048
Vested	(1,111,588)	(1,447,522)	(900,254)
Canceled	(170,789)	(331,675)	(394,105)
RSUs granted and unvested at end of period:	3,804,336	4,124,260	5,062,661

Upon vesting, shares of the Company’s common stock equal to the number of vested RSUs are issued or deferred to a later date, depending on the terms of the specific award agreement. As of December 31, 2020, 7,519,447 RSUs had been deferred. RSUs that have not yet vested and vested RSUs that have been deferred are not considered to be issued and outstanding shares.

The fair value of RSUs at the date of grant are recorded as unearned compensation, a component of stockholders’ equity, and expensed over the vesting period. Following is a summary of changes in unearned compensation for the three years ended December 31, 2020:

(In thousands)	2020	2019	2018
Unearned compensation at beginning of year	$128,390	$129,669	$122,910
RSUs granted, net of cancellations	54,270	53,583	52,204
RSUs expensed	(47,108)	(47,329)	(34,408)
RSUs forfeitures	(3,242)	(7,533)	(11,037)
Unearned compensation at end of year	$132,310	$128,390	$129,669

(23)    Compensation Plans
The Company and its subsidiaries have profit sharing plans in which substantially all employees participate. The plans provide for minimum annual contributions of 5% of eligible compensation; contributions above the minimum are discretionary and vary with each participating operating unit's profitability. Employees become eligible to participate in the plan on the first day of the calendar quarter following the first full calendar quarter after the employee's date of hire provided the employee has completed 250 hours of service during the calendar quarter. The plans provide that 40% of the contributions vest immediately and that the remaining 60% vest at varying percentages based upon years of service. Profit sharing expense was $48 million, $47 million and $42 million in 2020, 2019 and 2018, respectively.
The Company has a long-term incentive compensation plan ("LTIP") that provides for compensation to key executives based on the growth in the Company's book value per share over a five year period.
The following table summarizes the outstanding LTIP awards as of December 31, 2020:

	Units Outstanding	Maximum Value	Inception to date earned through December 31, 2020 on outstanding units
2016 grant	190,000	19,000,000	17,732,700
2017 grant	202,750	20,275,000	13,509,233
2018 grant	208,750	20,875,000	10,007,475
2019 grant	224,250	22,425,000	5,497,623
2020 grant	225,500	22,550,000	2,271,701

The following table summarizes the LTIP expense for each of the three years ended December 31, 2020:

(In thousands)	2020	2019	2018
2013 grant	$—	$—	$(1,124)
2014 grant	—	(558)	3,227
2015 grant	(168)	3,319	5,170
2016 grant	3,176	3,548	5,148
2017 grant	2,914	3,432	4,700
2018 grant	2,776	3,310	4,317
2019 grant	2,490	3,068	—
2020 grant	2,276	—	—
Total	$13,464	$16,119	$21,438

(24)    Supplemental Financial Statement Data
Other operating costs and expenses consist of the following:

(In thousands)	2020	2019	2018
Amortization of deferred policy acquisition costs	$904,955	$1,001,611	$915,246
Insurance operating expenses	1,206,058	1,088,690	1,183,635
Insurance service expenses	85,724	101,317	118,357
Net foreign currency losses (gains)	363	(30,715)	(27,067)
Debt extinguishment costs	8,440	—	—
Other costs and expenses	184,852	201,179	193,050
Total	$2,390,392	$2,362,082	$2,383,221

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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Year ended December 31, 2020
Insurance	$6,067,669	$375,554	$35,611	$6,478,834	$668,012	$487,125
Reinsurance & Monoline Excess	863,174	146,029	—	1,009,203	205,587	164,655
Corporate, other and eliminations (3)	—	62,238	445,650	507,888	(271,797)	(214,291)
Net investment gains	—	—	103,000	103,000	103,000	93,181
Consolidated	$6,930,843	$583,821	$584,261	$8,098,925	$704,802	$530,670

Year ended December 31, 2019
Insurance	$5,919,819	$429,405	$47,850	$6,397,074	$814,862	$650,510
Reinsurance & Monoline Excess	713,469	164,082	—	877,551	189,188	152,046
Corporate, other and eliminations (3)	—	52,127	454,741	506,868	(271,833)	(215,967)
Net investment gains	—	—	120,703	120,703	120,703	95,355
Consolidated	$6,633,288	$645,614	$623,294	$7,902,196	$852,920	$681,944

Year ended December 31, 2018
Insurance	$5,702,073	$433,490	$72,727	$6,208,290	$717,154	$571,381
Reinsurance & Monoline Excess	669,432	179,534	—	848,966	201,001	160,791
Corporate, other and eliminations (3)	—	61,211	418,696	479,907	(260,549)	(213,469)
Net investment gains	—	—	154,488	154,488	154,488	122,046
Consolidated	$6,371,505	$674,235	$645,911	$7,691,651	$812,094	$640,749

Identifiable Assets
(In thousands)	December 31,
	2020	2019
Insurance	$21,739,360	$20,020,455
Reinsurance & Monoline Excess	4,652,074	4,710,445
Corporate, other and eliminations (3)	2,215,479	1,931,244
Consolidated	$28,606,913	$26,662,144
_______________________________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2) Revenues for Insurance includes $691.5 million, $725.4 million, and $714.2 million in 2020, 2019, and 2018, respectively, from foreign countries. Revenues for Reinsurance & Monoline Excess includes $291.6 million, $249.6 million, and $228.1 million in 2020, 2019 and 2018, respectively, from foreign countries.

(3) Corporate, other and eliminations represent corporate revenues and expenses and other items that are not allocated to business segments.
Net premiums earned by major line of business are as follows:

(In thousands)	2020	2019	2018
Insurance
Other liability	$2,237,285	$2,063,401	$1,912,071
Short-tail lines	1,247,908	1,223,902	1,184,447
Workers' compensation	1,127,487	1,301,980	1,327,206
Commercial automobile	794,171	750,051	722,236
Professional liability	660,818	580,485	556,113
Total Insurance	6,067,669	5,919,819	5,702,073
Reinsurance & Monoline Excess
Casualty	521,559	405,063	362,886
Monoline Excess	171,522	160,071	162,908
Property	170,093	148,335	143,638
Total Reinsurance & Monoline Excess	863,174	713,469	669,432
Total	$6,930,843	$6,633,288	$6,371,505

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
During the quarter ended December 31, 2020, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
W. R. Berkley Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited W. R. Berkley Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules II to VI (collectively, the consolidated financial statements), and our report dated February 18, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements’ Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 18, 2021

ITEM 9B. OTHER INFORMATION

    None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, and which is incorporated herein by reference.

(b) Security ownership of management

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, and which is incorporated herein by reference.

(c) Changes in control

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, and which is incorporated herein by reference.

(d) Equity compensation plan information

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, and which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, and which is incorporated herein by reference.

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

(3.4)
Amendment, dated June 12, 2020, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on June 16, 2020).

(3.5)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3 (ii) of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on August 5, 2015).

(4.1)	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on February 20, 2020).

(4.2)	Indenture, dated as of February 14, 2003, between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 31, 2003).

(4.3)	Fifth Supplemental Indenture, dated as of February 9, 2007, between the Company and The Bank of New York, as Trustee, relating to $250,000,000 principal amount of the Company’s 6.25% Senior Notes due 2037, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 1, 2007).

(4.4)	Eighth Supplemental Indenture, dated as of March 16, 2012, between the Company and The Bank of New York Mellon, as Trustee, relating to $350,000,000 principal amount of the Company’s 4.625% Senior Notes due 2022, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 16, 2012).

(4.5)	Ninth Supplemental Indenture, dated as of August 6, 2014, between the Company and The Bank of New York Mellon, as Trustee, relating to $350,000,000 principal amount of the Company’s 4.75% Senior Notes due 2044, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on August 6, 2014).

(4.6)	Indenture, dated as of May 12, 2020, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on May 12, 2020).

(4.7)	First Supplemental Indenture, dated as of May 12, 2020, between the Company and The Bank of New York Mellon, as Trustee, relating to $470,000,000 principal amount of the Company’s 4.00% Senior Notes due 2050, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on May 12, 2020).

(4.8)	Subordinated Indenture, dated as of March 1, 2016, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 1, 2016).

(4.9)	First Supplemental Indenture, dated as of March 1, 2016, between the Company and The Bank of New York Mellon, as Trustee, relating to $110,000,000 principal amount of the Company's 5.9% Subordinated Debentures due 2056, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 1, 2016).

(4.10)	Second Supplemental Indenture, dated as of May 25, 2016, between the Company and The Bank of New York Mellon, as Trustee, relating to $290,000,000 principal amount of the Company's 5.75% Subordinated Debentures due 2056, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on May 25, 2016).

(4.11)	Subordinated Indenture, dated as of March 26, 2018, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 26, 2018).

(4.12)	First Supplemental Indenture, dated as of March 26, 2018, between the Company and The Bank of New York Mellon, as Trustee, relating to $185,000,000 principal amount of the Company’s 5.7% Subordinated Debentures due 2058, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 26, 2018).

(4.13)	Second Supplemental Indenture, dated as of December 16, 2019, between the Company and the Bank of New York Mellon, as Trustee, relating to $300,000,000 principal amount of the Company's 5.10% Subordinated Debentures due 2059, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 16, 2019).

(4.14)	Third Supplemental Indenture, dated as of September 21, 2020, between the Company and The Bank of New York Mellon, as Trustee, relating to $250,000,000 principal amount of the Company’s 4.25% Subordinated Debentures Notes due 2060, including form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on September 21, 2020).

(4.15)	Fourth Supplemental Indenture, dated as of February 10, 2021, between the Company and The Bank of New York Mellon, as Trustee, relating to $300,000,000 principal amount of the Company’s 4.125% Subordinated Debentures Notes due 2061, including form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on February 10, 2021).

(4.16)	The instruments defining the rights of holders of the other long term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.

(10.1)	W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company’s 2018 Proxy Statement (File No. 1-15202) filed with the Commission on April 19, 2018).

(10.2)	Form of Restricted Stock Unit Agreement for grant of April 4, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

(10.3)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2005).

(10.4)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2010).

(10.5)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 8, 2012).

(10.6)	Form of 2014 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 7, 2014).

(10.7)	Form of 2015 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 9, 2015).

(10.8)	Form of 2017 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 8, 2017).

(10.9)	Form of 2018 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 7, 2018).

(10.10)	Form of 2020 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 5, 2020).

(10.11)	W. R. Berkley Corporation Deferred Compensation Plan for Officers as amended and restated November 2, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 7, 2018).

(10.12)	Amendment to the W. R. Berkley Corporation Deferred Compensation Plan for Officers, effective as of December 31, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 16, 2020).

(10.13)	W. R. Berkley Corporation Deferred Compensation Plan for Directors as amended and restated effective December 3, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 19, 2007).

(10.14)	Amendment to the W. R. Berkley Corporation Deferred Compensation Plan for Directors, effective as of December 31, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 16, 2020).

(10.15)	W. R. Berkley Corporation Amended and Restated Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on February 25, 2019).

(10.16)	W. R. Berkley Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s 2014 Proxy Statement (File No. 1-15202) filed with the Commission on April 7, 2014).

(10.17)	Form of 2018 Performance Unit Award Agreement under the W. R. Berkley Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 7, 2018).

(10.18)	W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's current Report on Form 8-K (File No. 1-15202) filed with the Commission on February 25, 2019).

(10.19)	Form of 2019 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on February 25, 2019).

(10.20)	Form of 2020 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 3, 2020).

(10.21)	W. R. Berkley Corporation 2009 Directors Stock Plan (incorporated by reference to Annex B of the Company’s 2015 Proxy Statement (File No. 1-15202) filed with the Commission on April 20, 2015).

(10.22)	Supplemental Benefits Agreement between William R. Berkley and the Company as amended and restated as of December 21, 2011 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on February 28, 2012).

(14)	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 14, 2005).

(21)	List of the Company’s subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ITEM 16. FORM 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    W. R. BERKLEY CORPORATION

By	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr. President and Chief Executive Officer
February 18, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley	Executive Chairman	February 18, 2021
William R. Berkley	of the Board of Directors

/s/ W. Robert Berkley, Jr.	President	February 18, 2021
W. Robert Berkley, Jr.	Chief Executive Officer and Director
(Principal executive officer)

/s/ Christopher L. Augostini	Director	February 18, 2021
Christopher L. Augostini

/s/ Ronald E. Blaylock	Director	February 18, 2021
Ronald E. Blaylock

/s/ Mark E. Brockbank	Director	February 18, 2021
Mark E. Brockbank

/s/ Mary C. Farrell	Director	February 18, 2021
Mary C. Farrell

/s/ María Luisa Ferré	Director	February 18, 2021
María Luisa Ferré

/s/ Leigh Ann Pusey	Director	February 18, 2021
Leigh Ann Pusey

/s/ Mark L. Shapiro	Director	February 18, 2021
Mark L. Shapiro

/s/ Jonathan Talisman	Director	February 18, 2021
Jonathan Talisman

/s/ Richard M. Baio	Executive Vice President	February 18, 2021
Richard M. Baio	Chief Financial Officer and Treasurer
(Principal financial officer and principal accounting officer)

Schedule II
W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
(In thousands)	2020	2019
Assets:
Cash and cash equivalents	$296,960	$389,801
Fixed maturity securities available for sale at fair value (cost $792,752 and $718,642 at December 31, 2020 and 2019, respectively)	800,263	723,959
Loans receivable	75,789	55,794
Equity securities, at fair value (cost $3,430 in 2020 and 2019 respectively.)	3,430	3,430
Investment in subsidiaries	7,957,501	7,623,639
Current federal income taxes	—	18,857
Property, furniture and equipment at cost, less accumulated depreciation	11,412	12,323
Other assets	11,231	13,294
Total assets	$9,156,586	$8,841,097
Liabilities and stockholders’ equity:
Liabilities:
Due to subsidiaries	$77,860	$107,245
Other liabilities	106,064	118,593
Current federal income taxes	15,662	—
Deferred federal income taxes	31,851	22,846
Subordinated debentures	1,102,309	1,198,704
Senior notes	1,512,038	1,318,770
Total liabilities	2,845,784	2,766,158
Stockholders’ equity:
Preferred stock	—	—
Common stock	70,535	70,535
Additional paid-in capital	1,012,483	1,056,042
Retained earnings (including accumulated undistributed net income of subsidiaries of $5,700,515 and $5,564,980 at December 31, 2020 and 2019, respectively)	8,348,381	7,932,372
Accumulated other comprehensive income	(62,172)	(257,299)
Treasury stock, at cost	(3,058,425)	(2,726,711)
Total stockholders’ equity	6,310,802	6,074,939
Total liabilities and stockholders’ equity	$9,156,586	$8,841,097
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial information.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Income (Parent Company)

	Year Ended December 31,
(In thousands)	2020	2019	2018
Management fees and investment income including dividends from subsidiaries of $617,424, $416,027, and $639,477 for the years ended December 31, 2020, 2019 and 2018, respectively	$654,485	$470,773	$697,687
Net investment gains (losses)	3,580	850	(1,685)
Other income	568	117	530
Total revenues	658,633	471,740	696,532
Operating costs and expense	166,892	204,812	191,873
Interest expense	145,417	148,282	155,082
Income before federal income taxes	346,324	118,646	349,577
Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	188,490	207,647	409,439
Federal income tax expense on a consolidated return basis	(139,679)	(141,190)	(113,138)
Net federal income tax expense	48,811	66,457	296,301
Income before undistributed equity in net income of subsidiaries	395,135	185,103	645,878
Equity in undistributed net income (loss) of subsidiaries	135,535	496,841	(5,129)
Net income	$530,670	$681,944	$640,749
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial information.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Cash Flows (Parent Company)

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$530,670	$681,944	$640,749
Adjustments to reconcile net income to net cash from operating activities:
Net investment (gains) losses	(3,580)	(850)	1,685
Depreciation and amortization	15,133	7,058	9,441
Equity in undistributed earnings of subsidiaries	(135,535)	(496,841)	5,129
Tax payments received from subsidiaries	165,495	192,407	282,084
Federal income taxes provided by subsidiaries on a separate return basis	(188,489)	(207,646)	(409,439)
Stock incentive plans	49,599	28,389	28,531
Change in:
Federal income taxes	32,069	11,841	(77,415)
Other assets	1,220	(5,343)	1,348
Other liabilities	3,964	11,866	109,016
Accrued investment income	836	4,395	(2,870)
Net cash from operating activities	471,382	227,220	588,259
Cash (used in) from investing activities:
Proceeds from sales of fixed maturity securities	414,802	619,334	668,447
Proceeds from maturities and prepayments of fixed maturity securities	258,413	435,473	255,528
Cost of purchases of fixed maturity securities	(747,713)	(459,418)	(1,188,821)
Change in loans receivable	(20,023)	(4,250)	1,475
Investments in and advances to subsidiaries, net	(100,704)	(36,170)	(184,597)
Change in balance due to security broker	(245)	245	—
Net additions to real estate, furniture & equipment	(81)	(112)	(264)
Other, net	103	142	—
Net cash (used in) from investing activities	(195,448)	555,244	(448,232)
Cash used in financing activities:
Net proceeds from issuance of senior notes	736,609	290,454	178,562
Repayment and redemption of debt	(650,000)	(440,651)	—
Purchase of common treasury shares	(346,357)	(18,225)	(24,750)
Cash dividends to common stockholders	(84,147)	(308,191)	(254,951)
Other, net	(24,880)	—	—
Net cash used in financing activities	(368,775)	(476,613)	(101,139)
Net (decrease) increase in cash and cash equivalents	(92,841)	305,851	38,888
Cash and cash equivalents at beginning of year	389,801	83,950	45,062
Cash and cash equivalents at end of year	$296,960	$389,801	$83,950
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial information.

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
December 31, 2020
Note to Condensed Financial Information (Parent Company)
The accompanying condensed financial information should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2019 and 2018 financial statements as originally reported to conform them to the presentation of the 2020 financial statements.
The Company files a consolidated federal tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, federal income taxes payable by subsidiary companies on a separate-return basis are paid to W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

Schedule III

W. R. Berkley Corporation and Subsidiaries
Supplementary Insurance Information
December 31, 2020, 2019 and 2018

(In thousands)	Deferred Policy Acquisition Cost	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Loss and Loss Expenses	Amortization of Deferred Policy Acquisition Cost	Other Operating Costs and Expenses	Net Premiums Written
December 31, 2020
Insurance	$467,871	$10,977,674	$3,660,758	$6,067,669	$375,554	$3,939,759	$734,062	$1,137,002	$6,347,101
Reinsurance & Monoline Excess	88,297	2,806,756	412,433	863,174	146,029	528,947	170,893	103,775	915,336
Corporate, other and eliminations	—	—	—	—	62,238	—	—	244,660	—
Total	$556,168	$13,784,430	$4,073,191	$6,930,843	$583,821	$4,468,706	$904,955	$1,485,437	$7,262,437
December 31, 2019
Insurance	$438,082	$9,836,950	$3,304,152	$5,919,819	$429,405	$3,692,551	$840,333	$1,049,328	$6,086,009
Reinsurance & Monoline Excess	79,282	2,746,299	352,355	713,469	164,082	438,565	161,278	88,520	777,490
Corporate, other and eliminations	—	—	—	—	52,127	—	—	222,623	—
Total	$517,364	$12,583,249	$3,656,507	$6,633,288	$645,614	$4,131,116	$1,001,611	$1,360,471	$6,863,499
December 31, 2018
Insurance	$432,568	$9,278,729	$3,081,433	$5,702,073	$433,490	$3,566,358	$788,508	$1,136,269	$5,791,905
Reinsurance & Monoline Excess	65,061	2,687,719	278,558	669,432	179,534	408,344	126,738	112,885	641,322
Corporate, other and eliminations	—	—	—	—	61,211	—	—	218,821	—
Total	$497,629	$11,966,448	$3,359,991	$6,371,505	$674,235	$3,974,702	$915,246	$1,467,975	$6,433,227
__________________________
See Report of Independent Registered Public Accounting Firm.

Schedule IV

W. R. Berkley Corporation and Subsidiaries
Reinsurance
Years ended December 31, 2020, 2019 and 2018

	Premiums Written
(In thousands, other than percentages)	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2020
Insurance	$7,625,981	$1,490,395	$211,515	$6,347,101	3.3%
Reinsurance & Monoline Excess	248,069	94,815	762,082	915,336	83.3%
Total	$7,874,050	$1,585,210	$973,597	$7,262,437	13.4%
Year ended December 31, 2019
Insurance	$7,180,759	$1,312,564	$217,814	$6,086,009	3.6%
Reinsurance & Monoline Excess	206,000	86,155	657,645	777,490	84.6%
Total	$7,386,759	$1,398,719	$875,459	$6,863,499	12.8%
Year ended December 31, 2018
Insurance	$6,782,757	$1,188,297	$197,445	$5,791,905	3.4%
Reinsurance & Monoline Excess	190,459	80,970	531,833	641,322	82.9%
Total	$6,973,216	$1,269,267	$729,278	$6,433,227	11.3%
___________________________
See Report of Independent Registered Public Accounting Firm.

Schedule V

W. R. Berkley Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2020, 2019 and 2018

(In thousands)	Opening Balance	Cumulative Effect Adjustment - CECL	Additions- Charged to Expense	Deduction- Amounts Written Off	Ending Balance
Year ended December 31, 2020
Premiums, fees and other receivables	$26,546	$1,270	$6,783	$(6,744)	$27,855
Due from reinsurers	690	5,927	1,187	(3)	7,801
Deferred federal and foreign income taxes	33,250	—	46,756	(518)	79,488
Fixed maturity securities	—	35,714	16,909	(50,043)	2,580
Loan loss reserves	2,146	(357)	3,648	—	5,437
Total	$62,632	$42,554	$75,283	$(57,308)	$123,161
Year ended December 31, 2019
Premiums, fees and other receivables	$39,093	$—	$(5,549)	$(6,998)	$26,546
Due from reinsurers	947	—	—	(257)	690
Deferred federal and foreign income taxes	35,195	—	1,298	(3,243)	33,250
Loan loss reserves	3,383	—	—	(1,237)	2,146
Total	$78,618	$—	$(4,251)	$(11,735)	$62,632
Year ended December 31, 2018
Premiums, fees and other receivables	$39,926	$—	$6,985	$(7,817)	$39,093
Due from reinsurers	1,010	—	65	(128)	947
Deferred federal and foreign income taxes	16,619	—	18,772	(196)	35,195
Loan loss reserves	3,383	—	—	—	3,383
Total	$60,938	$—	$25,822	$(8,141)	$78,618
_______________________
See Report of Independent Registered Public Accounting Firm.

Schedule VI

W. R. Berkley Corporation and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
Years Ended December 31, 2020, 2019 and 2018

(In thousands)	2020	2019	2018
Deferred policy acquisition costs	$556,168	$517,364	$497,629
Reserves for losses and loss expenses	13,784,430	12,583,249	11,966,448
Unearned premiums	4,073,191	3,656,507	3,359,991
Net premiums earned	6,930,843	6,633,288	6,371,505
Net investment income	583,821	645,614	674,235
Losses and loss expenses incurred:
Current year	4,432,937	4,057,989	3,926,489
Prior years	627	34,079	6,831
Loss reserve discount accretion	35,142	39,048	41,382
Amortization of deferred policy acquisition costs	904,955	1,001,611	915,246
Paid losses and loss expenses	3,598,649	3,659,402	3,664,885
Net premiums written	7,262,437	6,863,499	6,433,227
___________________
See Report of Independent Registered Public Accounting Firm.