Form 10-Q
period 2021-03-31
BERKLEY W R CORP
filed 2021-05-05
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of April 29, 2021: 177,380,548

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $15,126,980 and $13,755,858; allowance for expected credit losses of $20,739 and $2,580 at March 31, 2021 and December 31, 2020, respectively)	$15,400,118	$14,159,369
Real estate	1,961,212	1,960,914
Investment funds	1,358,997	1,309,430
Arbitrage trading account	614,721	341,473
Equity securities	621,629	625,667
Loans receivable (net of allowance for expected credit losses of $4,198 and $5,437 at March 31, 2021 and December 31, 2020, respectively)	76,896	84,913
Total investments	20,033,573	18,481,766
Cash and cash equivalents	2,014,911	2,372,366
Premiums and fees receivable (net of allowance for expected credit losses of $24,264 and $22,883 at March 31, 2021 and December 31, 2020, respectively)	2,260,026	2,167,799
Due from reinsurers (net of allowance for expected credit losses of $7,373 and $7,801 at March 31, 2021 and December 31, 2020, respectively)	2,549,739	2,424,502
Deferred policy acquisition costs	594,309	556,168
Prepaid reinsurance premiums	668,111	648,376
Trading account receivables from brokers and clearing organizations	257,756	524,727
Property, furniture and equipment	404,281	405,930
Goodwill	169,652	169,652
Accrued investment income	123,755	120,464
Other assets	715,161	700,215
Total assets	$29,791,274	$28,571,965
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$14,080,528	$13,784,430
Unearned premiums	4,288,252	4,073,191
Due to reinsurers	463,467	426,124
Trading account securities sold but not yet purchased	218	10,048
Current and deferred federal and foreign income taxes	76,667	48,495
Other liabilities	1,141,444	1,178,546
Senior notes and other debt	2,021,142	1,623,025
Subordinated debentures	1,289,272	1,102,309
Total liabilities	23,360,990	22,246,168
Equity:
Preferred stock, par value $0.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $0.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 177,372,943 and 177,825,150 shares, respectively	70,535	70,535
Additional paid-in capital	1,023,556	1,012,483
Retained earnings	8,556,621	8,348,381
Accumulated other comprehensive loss	(148,252)	(62,172)
Treasury stock, at cost, 175,303,557 and 174,851,350 shares, respectively	(3,087,860)	(3,058,425)
Total stockholders’ equity	6,414,600	6,310,802
Noncontrolling interests	15,684	14,995
Total equity	6,430,284	6,325,797
Total liabilities and equity	$29,791,274	$28,571,965
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended March 31,

	2021	2020
REVENUES:
Net premiums written	$2,050,038	$1,845,846
Change in net unearned premiums	(200,082)	(154,428)
Net premiums earned	1,849,956	1,691,418
Net investment income	158,577	174,763
Net investment gains (losses):
Net realized and unrealized gains (losses) on investments	51,759	(143,285)
Change in allowance for expected credit losses on investments	(16,920)	(33,889)
Net investment gains (losses)	34,839	(177,174)
Revenues from non-insurance businesses	87,430	93,729
Insurance service fees	25,808	25,751
Other income	259	2,123
Total revenues	2,156,869	1,810,610
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,121,592	1,107,253
Other operating costs and expenses	616,268	578,334
Expenses from non-insurance businesses	86,290	94,757
Interest expense	36,651	36,734
Total operating costs and expenses	1,860,801	1,817,078
Income (loss) before income taxes	296,068	(6,468)
Income tax (expense) benefit	(64,352)	2,942
Net income (loss) before noncontrolling interests	231,716	(3,526)
Noncontrolling interests	(2,191)	(892)
Net income (loss) to common stockholders	$229,525	$(4,418)

NET INCOME (LOSS) PER SHARE:
Basic	$1.24	$(0.02)
Diluted	$1.23	$(0.02)

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2021	2020
Net income (loss) before noncontrolling interests	$231,716	$(3,526)
Other comprehensive loss:
Change in unrealized currency translation adjustments	4,050	(98,194)
Change in unrealized investment gains, net of taxes	(90,130)	(258,981)
Other comprehensive loss	(86,080)	(357,175)
Comprehensive income (loss)	145,636	(360,701)
Noncontrolling interests	(2,191)	(893)
Comprehensive income (loss) to common stockholders	$143,445	$(361,594)

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended March 31,

	2021	2020
COMMON STOCK:
Beginning and end of period	$70,535	$70,535
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,012,483	$1,056,042
Restricted stock units issued	(525)	(4,590)
Restricted stock units expensed	11,598	11,632
End of period	$1,023,556	$1,063,084
RETAINED EARNINGS:
Beginning of period	$8,348,381	$7,932,372
Cumulative effect adjustment resulting from changes in accounting principles	—	(30,514)
Net income (loss) to common stockholders	229,525	(4,418)
Dividends ($0.12 and $0.11 per share, respectively)	(21,285)	(20,069)
End of period	$8,556,621	$7,877,371
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment gains (losses):
Beginning of period	$289,714	$124,514
Cumulative effect adjustment resulting from changes in accounting principles	—	24,952
Change in unrealized gains on securities without an allowance for expected credit losses	(100,485)	(260,521)
Change in unrealized gains on securities with an allowance for expected credit losses	10,355	1,541
End of period	199,584	(109,514)
Currency translation adjustments:
Beginning of period	(351,886)	(381,813)
Net change in period	4,050	(98,194)
End of period	(347,836)	(480,007)
Total accumulated other comprehensive loss	$(148,252)	$(589,521)
TREASURY STOCK:
Beginning of period	$(3,058,425)	$(2,726,711)
Stock exercised/vested	248	1,338
Stock repurchased	(29,683)	(202,621)
End of period	$(3,087,860)	$(2,927,994)
NONCONTROLLING INTERESTS:
Beginning of period	$14,995	$43,403
Distributions	(1,502)	(227)
Net income	2,191	892
Other comprehensive income, net of tax	—	1
End of period	$15,684	$44,069
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2021	2020
CASH FROM OPERATING ACTIVITIES:
Net income (loss) to common stockholders	$229,525	$(4,418)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Net investment (gains) losses	(34,839)	177,174
Depreciation and amortization	33,543	25,063
Noncontrolling interests	2,191	892
Investment funds	(38,935)	(40,576)
Stock incentive plans	11,817	11,683
Change in:
Arbitrage trading account	(16,108)	2,455
Premiums and fees receivable	(96,290)	(97,169)
Reinsurance accounts	(105,589)	(43,104)
Deferred policy acquisition costs	(38,577)	(26,139)
Income taxes	47,372	(12,500)
Reserves for losses and loss expenses	303,305	200,294
Unearned premiums	219,920	163,793
Other	(206,345)	(204,878)
Net cash from operating activities	310,990	152,570
CASH (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	1,115,114	1,574,232
Proceeds from sale of equity securities	57,457	5,311
Distributions from investment funds	36,236	99,194
Proceeds from maturities and prepayments of fixed maturity securities	1,623,357	1,055,722
Purchase of fixed maturity securities	(4,118,161)	(2,598,076)
Purchase of equity securities	(69,181)	(35,260)
Real estate sold (purchased)	9,787	(24,249)
Change in loans receivable	9,256	2,877
Net purchases of property, furniture and equipment	(10,872)	(14,637)
Change in balances due to security brokers	151,776	(34,378)
Other	—	86
Net cash (used in) from investing activities	(1,195,231)	30,822
CASH FROM (USED IN) FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(110,000)	—
Net payments for stock options exercised	(525)	(3,321)
Net proceeds from issuance of debt	691,213	4,259
Cash dividends to common stockholders	(21,285)	(20,069)
Purchase of common treasury shares	(29,683)	(202,621)
Other, net	(1,503)	(204)
Net cash from (used in) financing activities	528,217	(221,956)
Net impact on cash due to change in foreign exchange rates	(1,431)	(20,134)
Net change in cash and cash equivalents	(357,455)	(58,698)
Cash and cash equivalents at beginning of year	2,372,366	1,023,710
Cash and cash equivalents at end of period	$2,014,911	$965,012
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General
    The unaudited consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the “Company”), have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. All significant intercompany accounts and transactions have been eliminated. Reclassifications have been made in the 2020 financial statements as originally reported to conform to the presentation of the 2021 financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. For further information related to areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective income tax rate differs from the federal income tax rate of 21% principally because of state and foreign income taxes, which was partially offset by tax-exempt investment income and tax benefits related to equity-based compensation.

(2) Per Share Data
    The Company presents both basic and diluted net income (loss) per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period (including 7,767,874 and 7,575,168 common shares held in a grantor trust as of March 31, 2021 and 2020, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. For the period ended March 31, 2020, diluted shares have been reduced by 2.0 million to reflect the anti-dilutive effect of common equivalent shares.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended March 31,

(In thousands)	2021	2020
Basic	185,195	190,287
Diluted	186,830	190,287

(3) Recent Accounting Pronouncements and Accounting Policies
Recently adopted accounting pronouncements:
    All accounting and reporting standards that have become effective in 2021 were either not applicable to the Company or their adoption did not have a material impact on the Company.
Accounting and reporting standards that are not yet effective:
    All recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(4) Consolidated Statements of Comprehensive Income (Loss)

    The following table presents the components of the changes in accumulated other comprehensive income (loss) ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the three months ended March 31, 2021
Changes in AOCI
Beginning of period	$289,714		$(351,886)	$(62,172)
Other comprehensive (loss) income before reclassifications	(98,991)		4,050	(94,941)
Amounts reclassified from AOCI	8,861		—	8,861
Other comprehensive (loss) income	(90,130)		4,050	(86,080)
Unrealized investment gain related to noncontrolling interest	—		—	—
End of period	$199,584		$(347,836)	$(148,252)
Amounts reclassified from AOCI
Pre-tax	$11,216	(1)	$—	$11,216
Tax effect	(2,355)	(2)	—	(2,355)
After-tax amounts reclassified	$8,861		$—	$8,861
Other comprehensive (loss) income
Pre-tax	$(113,735)		$4,050	$(109,685)
Tax effect	23,605		—	23,605
Other comprehensive (loss) income	$(90,130)		$4,050	$(86,080)

As of and for the three months ended March 31, 2020
Changes in AOCI
Beginning of period	$124,514		$(381,813)	$(257,299)
Cumulative effect adjustment resulting from changes in accounting principles	24,952		—	24,952
Restated beginning of period	149,466		(381,813)	(232,347)
Other comprehensive loss before reclassifications	(298,531)		(98,194)	(396,725)
Amounts reclassified from AOCI	39,550		—	39,550
Other comprehensive loss	(258,981)		(98,194)	(357,175)
Unrealized investment loss related to noncontrolling interest	1		—	1
End of period	$(109,514)		$(480,007)	$(589,521)
Amounts reclassified from AOCI
Pre-tax	$50,063	(1)	$—	$50,063
Tax effect	(10,513)	(2)	—	(10,513)
After-tax amounts reclassified	$39,550		$—	$39,550
Other comprehensive loss
Pre-tax	$(332,850)		$(98,194)	$(431,044)
Tax effect	73,869		—	73,869
Other comprehensive loss	$(258,981)		$(98,194)	$(357,175)
____________
(1) Net investment gains (losses) in the consolidated statements of income (loss).
(2) Income tax (expense) benefit in the consolidated statements of income (loss).

(5) Statements of Cash Flows
    Interest payments were $45,393,000 and $54,582,000 for the three months ended March 31, 2021 and 2020, respectively. No income taxes were paid during such periods.

(6) Investments in Fixed Maturity Securities
    At March 31, 2021 and December 31, 2020, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
March 31, 2021
Held to maturity:
State and municipal	$67,710	$(730)	$11,150	$—	$78,130	$66,980
Residential mortgage-backed	6,101	—	924	—	7,025	6,101
Total held to maturity	73,811	(730)	12,074	—	85,155	73,081
Available for sale:
U.S. government and government agency	541,180	—	15,449	(915)	555,714	555,714
State and municipal:
Special revenue	2,112,542	—	78,450	(3,284)	2,187,708	2,187,708
State general obligation	399,636	—	28,156	(1,059)	426,733	426,733
Pre-refunded	231,235	—	17,990	(465)	248,760	248,760
Corporate backed	164,542	—	8,585	(788)	172,339	172,339
Local general obligation	432,788	—	34,850	(585)	467,053	467,053
Total state and municipal	3,340,743	—	168,031	(6,181)	3,502,593	3,502,593
Mortgage-backed securities:
Residential	889,638	—	19,315	(12,215)	896,738	896,738
Commercial	172,817	—	6,555	(86)	179,286	179,286
Total mortgage-backed securities	1,062,455	—	25,870	(12,301)	1,076,024	1,076,024
Asset-backed	3,952,009	—	10,789	(18,160)	3,944,638	3,944,638
Corporate:
Industrial	2,986,688	(16)	88,810	(14,819)	3,060,663	3,060,663
Financial	1,517,251	—	48,756	(1,638)	1,564,369	1,564,369
Utilities	426,213	—	15,476	(2,360)	439,329	439,329
Other	153,700	—	429	(301)	153,828	153,828
Total corporate	5,083,852	(16)	153,471	(19,118)	5,218,189	5,218,189
Foreign government	1,072,930	(19,993)	19,361	(42,419)	1,029,879	1,029,879
Total available for sale	15,053,169	(20,009)	392,971	(99,094)	15,327,037	15,327,037
Total investments in fixed maturity securities	$15,126,980	$(20,739)	$405,045	$(99,094)	$15,412,192	$15,400,118
____________
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses is recognized in the consolidated statements of income (loss). Amount excludes unrealized losses relating to non-credit factors.

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
December 31, 2020
Held to maturity:
State and municipal	$67,117	$(798)	$13,217	$—	$79,536	$66,319
Residential mortgage-backed	6,455	—	1,043	—	7,498	6,455
Total held to maturity	73,572	(798)	14,260	—	87,034	72,774
Available for sale:
U.S. government and government agency	586,020	—	18,198	(347)	603,871	603,871
State and municipal:
Special revenue	2,137,162	—	96,924	(714)	2,233,372	2,233,372
State general obligation	417,397	—	33,407	—	450,804	450,804
Pre-refunded	250,081	—	21,472	(162)	271,391	271,391
Corporate backed	206,356	—	8,755	(638)	214,473	214,473
Local general obligation	410,583	—	40,596	(555)	450,624	450,624
Total state and municipal	3,421,579	—	201,154	(2,069)	3,620,664	3,620,664
Mortgage-backed securities:
Residential	813,187	—	24,664	(5,238)	832,613	832,613
Commercial	181,105	—	6,725	(113)	187,717	187,717
Total mortgage-backed securities	994,292	—	31,389	(5,351)	1,020,330	1,020,330
Asset-backed	3,218,048	—	10,035	(33,497)	3,194,586	3,194,586
Corporate:
Industrial	2,456,516	(518)	115,926	(7,449)	2,564,475	2,564,475
Financial	1,513,943	—	62,947	(987)	1,575,903	1,575,903
Utilities	389,267	—	31,931	(33)	421,165	421,165
Other	109,353	—	696	(11)	110,038	110,038
Total corporate	4,469,079	(518)	211,500	(8,480)	4,671,581	4,671,581
Foreign government	993,268	(1,264)	28,007	(44,448)	975,563	975,563
Total available for sale	13,682,286	(1,782)	500,283	(94,192)	14,086,595	14,086,595
Total investments in fixed maturity securities	$13,755,858	$(2,580)	$514,543	$(94,192)	$14,173,629	$14,159,369

____________
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses, excluding the cumulative effect adjustment resulting from changes in accounting principles, is recognized in the consolidated statements of income (loss). Amount excludes unrealized losses relating to non-credit factors.

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended March 31, 2021:

State and Municipal
(In thousands)
Allowance for expected credit losses at December 31, 2020	$798
Provision for expected credit losses	(68)
Allowance for expected credit losses at March 31, 2021	$730

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended March 31, 2020:

State and Municipal
(In thousands)
Allowance for expected credit losses at January 1, 2020	$—
Cumulative effect adjustment resulting from changes in accounting principles	69
Provision for expected credit losses	38
Allowance for expected credit losses at March 31, 2020	$107

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended March 31, 2021:

	Foreign Government	Corporate	Total
(In thousands)
Allowance for expected credit losses at December 31, 2020	$1,264	$518	$1,782
Expected credit losses on securities for which credit losses were not previously recorded	18,990	16	19,006
Expected credit losses on securities for which credit losses were previously recorded	(261)	(513)	(774)
Reduction due to disposals	—	(5)	(5)
Allowance for expected credit losses at March 31, 2021	$19,993	$16	$20,009
The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended March 31, 2020:

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

During the three months ended March 31, 2021, the Company increased the allowance for expected credit losses for available for sale securities utilizing its credit loss assessment process and inputs used in its credit loss model, primarily due to foreign government securities that had no reserve in prior periods. During the three months ended March 31, 2020, the Company increased the allowance for expected credit losses for available for sale securities primarily due to the negative impact to the financial markets caused by COVID-19.
The amortized cost and fair value of fixed maturity securities at March 31, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,778,569	$1,765,769
Due after one year through five years	6,419,223	6,576,943
Due after five years through ten years	3,500,751	3,592,140
Due after ten years	2,359,151	2,394,291
Mortgage-backed securities	1,068,556	1,083,049
Total	$15,126,250	$15,412,192
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $730 thousand related to held to maturity securities.
At March 31, 2021 and December 31, 2020, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
    At March 31, 2021 and December 31, 2020, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2021
Common stocks	$339,742	$60,766	$(8,345)	$392,163	$392,163
Preferred stocks	196,569	33,523	(626)	229,466	229,466
Total	$536,311	$94,289	$(8,971)	$621,629	$621,629

December 31, 2020
Common stocks	$335,617	$28,742	$(14,178)	$350,181	$350,181
Preferred stocks	180,397	95,581	(492)	275,486	275,486
Total	$516,014	$124,323	$(14,670)	$625,667	$625,667

(8) Arbitrage Trading Account
    At March 31, 2021 and December 31, 2020, the fair and carrying values of the arbitrage trading account were $615 million and $341 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of March 31, 2021, the fair value of short option contracts outstanding was $161 thousand (notional amount of $18.5 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended March 31,

(In thousands)	2021	2020
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$94,677	$128,018
Investment funds	38,935	40,577
Arbitrage trading account	19,074	1,138
Equity securities	6,180	1,563
Real estate	1,161	6,096
Gross investment income	160,027	177,392
Investment expense	(1,450)	(2,629)
Net investment income	$158,577	$174,763

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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $129 million as of March 31, 2021.
    Investment funds consisted of the following:

	Carrying Value as of		Income from Investment Funds
	March 31,	December 31,	For the Three Months Ended March 31,
(In thousands)	2021	2020	2021	2020
Financial services	$477,927	$434,437	$17,142	$15,209
Real Estate	304,461	310,783	4,434	6,790
Energy	143,852	140,935	3,320	4,413
Transportation	193,401	190,125	6,228	2,646
Other funds	239,356	233,150	7,811	11,519
Total	$1,358,997	$1,309,430	$38,935	$40,577
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the Company’s minority investment in Lifson Re, a Bermuda reinsurance company. Effective January 1, 2021, Lifson Re participates on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 22.5% share of placed amounts. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. As of March 31, 2021, the Company has ceded approximately $53 million of written premiums to Lifson Re.

(11) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	March 31,	December 31,
(In thousands)	2021	2020
Properties in operation	$1,737,394	$1,738,144
Properties under development	223,818	222,770
Total	$1,961,212	$1,960,914

    As of March 31, 2021, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City, office buildings in West Palm Beach and Palm Beach, Florida, an office building in London, U.K., and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $90,424,000 and $86,970,000 as of March 31, 2021 and December 31, 2020, respectively. Related depreciation expense was $4,890,000 and $6,620,000 for the three months ended March 31, 2021 and 2020, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $51,375,848 in 2021, $69,979,774 in 2022, $62,948,942 in 2023, $59,715,831 in 2024, $55,715,947 in 2025, $51,654,944 in 2026 and $594,894,205 thereafter.

The Company borrowed $101,750,000 through a non-recourse loan secured by the West Palm Beach office building in 2018. The loan matures in November 2028 and carries a fixed interest rate of 4.21%. The carrying value does not reflect the outstanding financing, which is reflected within senior notes and other debt on the Company's consolidated balance sheets.
    A mixed-use project in Washington, D.C. has been under development in 2021 and 2020, with the completed portion reported in properties in operation as of March 31, 2021.

(12) Loans Receivable

At March 31, 2021 and December 31, 2020, loans receivable were as follows:

(In thousands)	March 31, 2021	December 31, 2020
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$51,717	$51,910
Commercial loans	25,179	33,003
Total	$76,896	$84,913

Fair value:
Real estate loans	$53,325	$53,593
Commercial loans	25,179	33,003
Total	$78,504	$86,596
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
Loans receivable in non-accrual status were both $0.2 million as of March 31, 2021 and December 31, 2020.

The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended March 31, 2021:

	Real Estate Loans	Commercial Loans	Total
(In thousands)
Allowance for expected credit losses at December 31, 2020	$1,683	$3,754	$5,437
Provision for expected credit losses	(75)	(1,164)	(1,239)
Allowance for expected credit losses at March 31, 2021	$1,608	$2,590	$4,198
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended March 31, 2020:

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

(13) Net Investment Gains (Losses)
     Net investment gains (losses) were as follows:

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Net investment gains (losses):
Fixed maturity securities:
Gains	$8,240	$4,931
Losses	(2,071)	(4,847)
Equity securities (1):
Net realized gains on investment sales	8,572	—
Change in unrealized losses	(24,335)	(154,467)
Investment funds	47,671	30,183
Real estate	12,909	(687)
Other	773	(18,398)
Net realized and unrealized gains (losses) on investments in earnings before allowance for expected credit losses	51,759	(143,285)
Change in allowance for expected credit losses on investments:
Fixed maturity securities	(18,159)	(31,750)
Loans receivable	1,239	(2,139)
Change in allowance for expected credit losses on investments	(16,920)	(33,889)
Net investment gains (losses)	34,839	(177,174)
Income tax (expense) benefit	(5,887)	37,207
After-tax net investment gains (losses)	$28,952	$(139,967)

Change in unrealized investment losses on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$(122,568)	$(326,416)
Fixed maturity securities with allowance for expected credit losses	10,355	1,541
Investment funds	(1,020)	(7,646)
Other	(502)	(329)
Total change in unrealized investment losses	(113,735)	(332,850)
Income tax benefit	23,605	73,869
Noncontrolling interests	—	1
After-tax change in unrealized investment losses of available for sale securities	$(90,130)	$(258,980)
______________________
(1) The net realized gains or losses on investment sales represent the total gains or losses from the purchase dates of the equity securities. The change in unrealized losses consists of two components: (i) the reversal of the gain or loss recognized in previous periods on equity securities sold and (ii) the change in unrealized gain or loss resulting from mark-to-market adjustments on equity securities still held.

(14) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at March 31, 2021 and December 31, 2020 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2021
U.S. government and government agency	$57,625	$913	$462	$2	$58,087	$915
State and municipal	288,083	4,949	20,219	1,232	308,302	6,181
Mortgage-backed securities	322,410	11,927	30,537	374	352,947	12,301
Asset-backed securities	1,803,588	4,917	652,450	13,243	2,456,038	18,160
Corporate	1,414,453	15,904	113,498	3,214	1,527,951	19,118
Foreign government	309,304	9,253	20,374	33,166	329,678	42,419
Fixed maturity securities	$4,195,463	$47,863	$837,540	$51,231	$5,033,003	$99,094

December 31, 2020
U.S. government and government agency	$47,649	$347	$17	$—	$47,666	$347
State and municipal	147,754	1,165	20,528	904	168,282	2,069
Mortgage-backed securities	212,388	5,121	23,943	230	236,331	5,351
Asset-backed securities	1,389,133	6,563	656,877	26,934	2,046,010	33,497
Corporate	612,177	6,721	39,985	1,759	652,162	8,480
Foreign government	143,729	22,871	6,218	21,577	149,947	44,448
Fixed maturity securities	$2,552,830	$42,788	$747,568	$51,404	$3,300,398	$94,192
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2021 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	19	$79,761	$39,694
Corporate	8	25,066	2,071
Mortgage-backed securities	5	540	24
Total	32	$105,367	$41,789
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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2021
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$555,714	$—	$555,714	$—
State and municipal	3,502,593	—	3,502,593	—
Mortgage-backed securities	1,076,024	—	1,076,024	—
Asset-backed securities	3,944,638	—	3,944,638	—
Corporate	5,218,189	—	5,218,189	—
Foreign government	1,029,879	—	1,029,879	—
Total fixed maturity securities available for sale	15,327,037	—	15,327,037	—
Equity securities:
Common stocks	392,163	382,822	—	9,341
Preferred stocks	229,466	—	220,135	9,331
Total equity securities	621,629	382,822	220,135	18,672
Arbitrage trading account	614,721	498,401	116,320	—
Total	$16,563,387	$881,223	$15,663,492	$18,672
Liabilities:
Trading account securities sold but not yet purchased	$218	$218	$—	$—

December 31, 2020
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$603,871	$—	$603,871	$—
State and municipal	3,620,664	—	3,620,664	—
Mortgage-backed securities	1,020,330	—	1,020,330	—
Asset-backed securities	3,194,586	—	3,194,586	—
Corporate	4,671,581	—	4,670,581	1,000
Foreign government	975,563	—	975,563	—
Total fixed maturity securities available for sale	14,086,595	—	14,085,595	1,000
Equity securities:
Common stocks	350,181	340,966	—	9,215
Preferred stocks	275,486	—	266,155	9,331
Total equity securities	625,667	340,966	266,155	18,546
Arbitrage trading account	341,473	298,359	43,114	—
Total	$15,053,735	$639,325	$14,394,864	$19,546
Liabilities:
Trading account securities sold but not yet purchased	$10,048	$10,048	$—	$—

    The following tables summarize changes in Level 3 assets and liabilities for the three months ended March 31, 2021 and for the year ended December 31, 2020:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers In / (Out)	Ending Balance
Three Months Ended March 31, 2021
Assets:
Fixed maturities securities available for sale:
Corporate	$1,000	$—	$—	$—	$—	$(1,000)	$—	$—	$—
Total	1,000	—	—	—	—	(1,000)	—	—	—
Equity securities:
Common stocks	$9,215	$126	$—	$—	$—	$—	$—	$—	$9,341
Preferred stocks	9,331	—	—	—	—	—	—	—	9,331
Total	18,546	126	—	—	—	—	—	—	18,672
Arbitrage trading account	—	1	—	—	—	(1)	—	—	—
Total	$19,546	$127	$—	$—	$—	$(1,001)	$—	$—	$18,672

Year Ended December 31, 2020
Assets:
Fixed maturities securities available for sale:
Corporate	$—	$—	$—	$—	$—	$—	$—	$1,000	$1,000
Total	—	—	—	—	—	—	—	1,000	1,000
Equity securities:
Common stocks	9,053	1,228	—	—	—	(1,066)	—	—	9,215
Preferred stocks	6,505	(174)	—	—	3,000	—	—	—	9,331
Total	15,558	1,054	—	—	3,000	(1,066)	—	—	18,546
Arbitrage trading account	—	19	—	—	—	(19)	—	—	—
Total	$15,558	$1,073	$—	$—	$3,000	$(1,085)	$—	$1,000	$19,546
    For the three months ended March 31, 2021, there were no securities transferred into or out of Level 3. For the year ended December 31, 2020, a fixed maturity security was transferred from Level 2 into Level 3 as a result of observable valuation inputs no longer being available.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	March 31,
(In thousands)	2021	2020
Net reserves at beginning of period	$11,620,393	$10,697,998
Cumulative effect adjustment resulting from changes in accounting principles	—	5,927
Restated net reserves at beginning of period	11,620,393	10,703,925
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	1,115,173	1,097,523
(Decrease) increase in estimates for claims occurring in prior years (2) (3)	(859)	433
Loss reserve discount accretion	7,278	9,297
Total	1,121,592	1,107,253
Net payments for claims:
Current year	97,586	84,310
Prior years	794,472	864,064
Total	892,058	948,374
Foreign currency translation	(14,779)	(77,167)
Net reserves at end of period	11,835,148	10,785,637
Ceded reserves at end of period	2,245,380	1,946,878
Gross reserves at end of period	$14,080,528	$12,732,515
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $5 million and $3 million for the three months ended March 31, 2021 and 2020, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $5 million and $4 million for the three months ended March 31, 2021 and 2020, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $3 million and $4 million for the three months ended March 31, 2021 and 2020, respectively.
The ongoing COVID-19 global pandemic has impacted, and will likely continue to impact, the Company’s results through its effect on claim frequency and severity. Loss cost trends have been impacted and will likely be further impacted by COVID-19-related claims in certain lines of business, as well as by other effects of COVID-19 associated with economic conditions, inflation, and social distancing and work from home rules, for example. It remains too early to determine the ultimate net impact of COVID-19. Losses incurred from COVID-19-related claims as well as increased severity are being offset, to a certain extent, by lower claim frequency in certain lines of our businesses, including commercial auto, workers’ compensation, and other liability. However, as the economy and legal systems continue to reopen, we expect the benefit of lower claim frequency in certain lines of business will abate. Given the continuing nature of the pandemic, the direct and indirect impacts of COVID-19 remain uncertain and ultimately could increase or decrease overall loss cost trends and will likely continue to have differing impacts on the Company's different lines of business.
Most of the COVID-19-related claims reported to the Company to date involve certain short-tailed lines of business, including contingency and event cancellation, business interruption, and film production delay. Until the economy fully reopens, the Company expects additional claims to be reported for these lines of business. The Company has also received COVID-19-related claims for longer-tailed casualty lines of business such as workers’ compensation and other liability; however, the estimated incurred loss impact for these reported claims appears to be modest at this time. Given the continuing uncertainty regarding the pandemic's pervasiveness, the future impact that the pandemic may have on claim frequency and severity remains uncertain at this time. In workers’ compensation, for example, currently nearly one-half of the states still have rules, legislation or administrative orders creating a presumption that certain “essential” workers who contract COVID-19 did so through the course of their employment. Several other states are considering similar actions, including varying the definition of “essential” workers. While the ultimate impact of these presumptions remains unknown at this time, the Company believes that such state actions will likely increase workers’ compensation claims with respect to workers deemed “essential,” although this impact may be partially offset by lower workers’ compensation claim frequency with respect to non-essential workers.
The Company has estimated the potential COVID-19 impact to its contingency and event cancellation, workers’ compensation, and other lines of business under a number of possible scenarios; however, due to COVID-19’s continued evolving impact and the still limited amount of available data, there remains a high degree of uncertainty around the Company’s COVID-19 reserves. In addition, several states (and international jurisdictions), through regulation, legislation and/or judicial action, continue to seek to expand policy coverage terms beyond the policy’s intended coverage, including, for example, but not limited to, property coverages, where there are attempts to extend business interruption coverage where there is no physical damage or loss to property, and attempts to disregard policy exclusions for communicable disease. Accordingly, losses arising from these actions, and the other factors described above, could exceed the Company’s reserves established for those related policies.
As of March 31, 2021, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $204 million, of which $183 million relates to the Insurance segment and $21 million relates to the Reinsurance & Monoline Excess segment. Such $204 million of COVID-19-related losses included $120 million of reported losses and $84 million of IBNR. For the three months ended March 31, 2021, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $15 million, all of which relates to the Insurance segment.
During the three months ended March 31, 2021, favorable prior year development (net of additional and return premiums) of $3 million included $6 million of favorable development for the Insurance segment, partially offset by $3 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on the 2020 accident year, partially offset by adverse development on the 2016 through 2018 accident years. The favorable development on the 2020 accident year was largely concentrated in the commercial auto liability and other liability lines of business. During 2020, the Company achieved larger rate increases in these lines of business than were contemplated in its budget and initial loss ratio selections. The Company also experienced significantly lower reported claim frequency in these lines in 2020 relative to historical averages, and lower reported incurred losses relative to our expectations. We believe that the lower claim frequency and lower reported incurred losses were caused by the impacts of the COVID-19 pandemic, including for example, lockdowns, reduced driving and traffic, work from home, court closures, etc.; however, due to the ongoing uncertainty regarding the ultimate impacts of the pandemic on accident year 2020 incurred losses, the Company did not adjust its reserves based on these lower trends during 2020. As of March 31, 2021 we began to recognize some of the favorable accident year 2020 experience in certain lines in our ultimate loss picks. The adverse development on the 2016 through 2018 accident years is concentrated in the other liability line of business, and is driven by a higher than expected number of large losses reported. The large losses particularly impacted directors and officers liability and excess and surplus lines casualty classes of business.
Prior year reserve development for the Reinsurance & Monoline Excess segment was less significant during the first quarter of 2021, and consisted of small adverse or favorable movements across many lines of business, which largely offset each other. The largest contributor to the slight overall adverse development for the segment was non-proportional reinsurance assumed property business, which was impacted by higher than expected reported losses on property per risk treaties written in the U.S. and U.K. related to accident year 2020.
During the three months ended March 31, 2020, favorable prior year development (net of additional and return premiums) of $4 million included $7 million of favorable development for the Insurance segment, partially offset by $3 million of adverse development for the Reinsurance & Monoline Excess segment.
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

(17) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2021		December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$15,400,118	$15,412,192	$14,159,369	$14,173,629
Equity securities	621,629	621,629	625,667	625,667
Arbitrage trading account	614,721	614,721	341,473	341,473
Loans receivable	76,896	78,504	84,913	86,596
Cash and cash equivalents	2,014,911	2,014,911	2,372,366	2,372,366
Trading account receivables from brokers and clearing organizations	257,756	257,756	524,727	524,727
Due from broker	—	—	2,585	2,585
Liabilities:
Due to broker	149,295	149,295	—	—
Trading account securities sold but not yet purchased	218	218	10,048	10,048
Senior notes and other debt	2,021,142	2,191,022	1,623,025	1,892,444
Subordinated debentures	1,289,272	1,364,002	1,102,309	1,202,842
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
In April 2021, the Company announced it will redeem the $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056 on June 1, 2021.

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended March 31,

(In thousands)	2021	2020
Written premiums:
Direct	$2,177,162	$1,964,490
Assumed	307,550	266,882
Ceded	(434,674)	(385,526)
Total net premiums written	$2,050,038	$1,845,846

Earned premiums:
Direct	$2,003,045	$1,829,713
Assumed	259,541	228,214
Ceded	(412,630)	(366,509)
Total net premiums earned	$1,849,956	$1,691,418

Ceded losses and loss expenses incurred	$298,740	$235,183
Ceded commissions earned	$101,680	$81,045

The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended March 31, 2021:

(In thousands)
Allowance for expected credit losses at December 31, 2020	$22,883
Provision for expected credit losses	1,381
Allowance for expected credit losses at March 31, 2021	$24,264
The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended March 31, 2020:

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
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended March 31, 2021:

(In thousands)
Allowance for expected credit losses at December 31, 2020	$7,801
Provision for expected credit losses	(428)
Allowance for expected credit losses at March 31, 2021	$7,373
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended March 31, 2020:

(In thousands)
Allowance for expected credit losses at January 1, 2020	$690
Cumulative effect adjustment resulting from changes in accounting principles	5,927
Provision for expected credit losses	183
Allowance for expected credit losses at March 31, 2020	$6,800

(19) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $12 million for both the three months ended March 31, 2021 and 2020, respectively. A summary of RSUs issued in the three months ended March 31, 2021 and 2020 follows:

($ in thousands)	Units	Fair Value
2021	590	$40
2020	724	$57

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
    The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended March 31,

(In thousands)	2021	2020
Leases:
Lease cost	$11,264	$11,236
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$11,377	$10,830
Right-of-use assets obtained in exchange for new lease liabilities	$30	$1,612

	As of March 31
($ in thousands)	2021	2020
Right-of-use assets	$156,942	$184,544
Lease liabilities	$195,590	$224,189
Weighted-average remaining lease term	6.73 years	6.95 years
Weighted-average discount rate	5.94%	5.95%
Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	March 31, 2021
Contractual Maturities:
2021	$35,596
2022	41,887
2023	38,218
2024	31,694
2025	22,881
Thereafter	56,217
Total undiscounted future minimum lease payments	226,493
Less: Discount impact	(30,903)
Total lease liability	$195,590

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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended March 31, 2021
Insurance	$1,604,979	$105,237	$8,279	$1,718,495	$257,109	$198,708
Reinsurance & Monoline Excess	244,977	37,708	—	282,685	68,649	54,471
Corporate, other and eliminations (3)	—	15,632	105,218	120,850	(64,529)	(52,606)
Net investment gains	—	—	34,839	34,839	34,839	28,952
Total	$1,849,956	$158,577	$148,336	$2,156,869	$296,068	$229,525
Three months ended March 31, 2020
Insurance	$1,484,955	$123,458	$8,473	$1,616,886	$175,947	$140,117
Reinsurance & Monoline Excess	206,463	37,710	—	244,173	36,514	29,187
Corporate, other and eliminations (3)	—	13,595	113,130	126,725	(41,755)	(33,755)
Net investment losses	—	—	(177,174)	(177,174)	(177,174)	(139,967)
Total	$1,691,418	$174,763	$(55,571)	$1,810,610	$(6,468)	$(4,418)
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2) Revenues for Insurance from foreign countries for the three months ended March 31, 2021 and 2020 were $196 million and $168 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign countries for the three months ended March 31, 2021 and 2020 were $88 million and $69 million, respectively.
(3) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	March 31, 2021	December 31, 2020
Insurance	$21,985,027	$21,702,328
Reinsurance & Monoline Excess	4,678,740	4,654,158
Corporate, other and eliminations	3,127,507	2,215,479
Consolidated	$29,791,274	$28,571,965

    Net premiums earned by major line of business are as follows:

	For the Three Months Ended March 31,

(In thousands)	2021	2020
Insurance:
Other liability	$601,902	$547,129
Short-tail lines (1)	324,740	295,478
Workers' compensation	267,449	301,600
Commercial automobile	220,761	189,643
Professional liability	190,128	151,105
Total Insurance	1,604,979	1,484,955

Reinsurance & Monoline Excess:
Casualty reinsurance	149,638	122,731
Property reinsurance	49,466	41,571
Monoline excess (2)	45,873	42,161
Total Reinsurance & Monoline Excess	244,977	206,463

Total	$1,849,956	$1,691,418
______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
(2) Monoline excess includes operations that solely retain risk on an excess basis.

SAFE HARBOR STATEMENT

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2021 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new alternative entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts, including claims for cybersecurity-related risks; natural and man-made catastrophic losses, including as a result of terrorist activities; the ongoing COVID-19 pandemic; the impact of climate change, which may alter the frequency and increase the severity of catastrophe events; general economic and market activities, including inflation, interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; foreign currency and political risks (including those associated with the United Kingdom's withdrawal from the European Union, or "Brexit") relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2019; the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; potential difficulties with technology and/or cyber security issues; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
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
The ongoing COVID-19 pandemic, including the related impact on the U.S. and global economies, has materially and adversely affected our results of operations. For the three months ended March 31, 2021, the Company recorded approximately $15 million for current accident year COVID-19-related losses, net of reinsurance. At the same time, COVID-19 has led to reduced loss frequency in certain lines of business (which may increase as the economy returns to normal). The ultimate impact of COVID-19 on the economy and on the Company’s results of operations, financial position and liquidity is uncertain and not within the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate. Its impact on the Company’s first three months of 2021 is not necessarily indicative of its impact for the remainder of 2021 or beyond. Despite the effects of COVID-19 to date, the Company’s financial position and liquidity continued to improve.
The ultimate impact of the COVID-19 pandemic on our results of operations, financial position and liquidity remains uncertain due to, among other factors, the following:
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
Claim Losses Related to COVID-19 May Exceed Reserves. Given the great uncertainty associated with COVID-19 and its continuing impact and the limited information upon which our current assumptions and assessments have been made, our reserves and underlying estimated level of claim losses and costs arising from COVID-19 may materially change.
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
Premium Volumes May Be Negatively Impacted. Continued reduced economic activity relating to the COVID-19 pandemic will likely decrease demand for our insurance products and services. In addition, we may alter our view on the insurance coverages that are appropriate to offer in various jurisdictions, which could further negatively impact our premium volumes.
Investments. Further disruptions in global financial markets due to the continuing impact of COVID-19 could cause us to incur additional unrealized and/or realized investment losses, including impairments in our fixed income portfolio and other investments.
Credit Risk. As credit risk is generally a function of the economy, we face greater credit risk from our policyholders, independent agents and brokers in connection with the payment and remittance of premiums as a result of the economic impact caused by COVID-19. Similarly, our credit risk related to the reimbursement of deductibles from policyholders and in connection with reinsurance recoverables has increased.
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
    Our net reserves for losses and loss expenses of approximately $11.8 billion as of March 31, 2021 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $2.6 billion, or 22%, of the Company’s net loss reserves as of March 31, 2021 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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
    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	March 31, 2021	December 31, 2020
Insurance	$9,220,681	$9,034,969
Reinsurance & Monoline Excess	2,614,467	2,585,424
Net reserves for losses and loss expenses	11,835,148	11,620,393
Ceded reserves for losses and loss expenses	2,245,380	2,164,037
Gross reserves for losses and loss expenses	$14,080,528	$13,784,430

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
March 31, 2021
Other liability	$1,608,645	$2,920,315	$4,528,960
Workers’ compensation (1)	984,401	883,669	1,868,070
Professional liability	412,037	927,549	1,339,586
Commercial automobile	449,342	392,003	841,345
Short-tail lines (2)	263,958	378,762	642,720
Total Insurance	3,718,383	5,502,298	9,220,681
Reinsurance & Monoline Excess (1) (3)	1,451,441	1,163,026	2,614,467
Total	$5,169,824	$6,665,324	$11,835,148

December 31, 2020
Other liability	$1,534,514	$2,864,760	$4,399,274
Workers’ compensation (1)	977,035	873,072	1,850,107
Professional liability	414,104	875,163	1,289,267
Commercial automobile	442,975	398,688	841,663
Short-tail lines (2)	295,313	359,345	654,658
Total Insurance	3,663,941	5,371,028	9,034,969
Reinsurance & Monoline Excess (1) (3)	1,442,099	1,143,325	2,585,424
Total	$5,106,040	$6,514,353	$11,620,393
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $478 million and $483 million as of March 31, 2021 and December 31, 2020, respectively.
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
    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the three months ended March 31, 2021 and 2020 are as follows:

(In thousands)	2021	2020
Net decrease (increase) in prior year loss reserves	$859	$(433)
Increase in prior year earned premiums	2,595	4,448
Net favorable prior year development	$3,454	$4,015

The ongoing COVID-19 global pandemic has impacted, and will likely continue to impact, the Company’s results through its effect on claim frequency and severity. Loss cost trends have been impacted and will likely be further impacted by COVID-19-related claims in certain lines of business, as well as by other effects of COVID-19 associated with economic conditions, inflation, and social distancing and work from home rules, for example. It remains too early to determine the ultimate net impact of COVID-19. Losses incurred from COVID-19-related claims as well as increased severity are being offset, to a certain extent, by lower claim frequency in certain lines of our businesses, including commercial auto, workers’ compensation, and other liability. However, as the economy and legal systems continue to reopen, we expect the benefit of lower claim frequency in certain lines of business will abate. Given the continuing nature of the pandemic, the direct and indirect impacts of COVID-19 remain uncertain and ultimately could increase or decrease overall loss cost trends and will likely continue to have differing impacts on the Company's different lines of business.
Most of the COVID-19-related claims reported to the Company to date involve certain short-tailed lines of business, including contingency and event cancellation, business interruption, and film production delay. Until the economy fully reopens, the Company expects additional claims to be reported for these lines of business. The Company has also received COVID-19-related claims for longer-tailed casualty lines of business such as workers’ compensation and other liability; however, the estimated incurred loss impact for these reported claims appears to be modest at this time. Given the continuing uncertainty regarding the pandemic's pervasiveness, the future impact that the pandemic may have on claim frequency and severity remains uncertain at this time. In workers’ compensation, for example, currently nearly one-half of the states still have rules, legislation or administrative orders creating a presumption that certain “essential” workers who contract COVID-19 did so through the course of their employment. Several other states are considering similar actions, including varying the definition of “essential” workers. While the ultimate impact of these presumptions remains unknown at this time, the Company believes that such state actions will likely increase workers’ compensation claims with respect to workers deemed “essential,” although this impact may be partially offset by lower workers’ compensation claim frequency with respect to non-essential workers.
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
As of March 31, 2021, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $204 million, of which $183 million relates to the Insurance segment and $21 million relates to the Reinsurance & Monoline Excess segment. Such $204 million of COVID-19-related losses included $120 million of reported losses and $84 million of IBNR. For the three months ended March 31, 2021, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $15 million, all of which relates to the Insurance segment.
During the three months ended March 31, 2021, favorable prior year development (net of additional and return premiums) of $3 million included $6 million of favorable development for the Insurance segment, partially offset by $3 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on the 2020 accident year, partially offset by adverse development on the 2016 through 2018 accident years. The favorable development on the 2020 accident year was largely concentrated in the commercial auto liability and other liability lines of business. During 2020, the Company achieved larger rate increases in these lines of business than were contemplated in its budget and initial loss ratio selections. The Company also experienced significantly lower reported claim frequency in these lines in 2020 relative to historical averages, and lower reported incurred losses relative to our expectations. We believe that the lower claim frequency and lower reported incurred losses were caused by the impacts of the COVID-19 pandemic, including for example, lockdowns, reduced driving and traffic, work from home, court closures, etc.; however, due to the ongoing uncertainty regarding the ultimate impacts of the pandemic on accident year 2020 incurred losses, the Company did not adjust its reserves based on these lower trends during 2020. As the accident year starts to mature, we began to recognize some of the favorable accident year 2020 experience in certain lines in our ultimate loss picks made as of March 31, 2021. The adverse development on the 2016 through 2018 accident years is concentrated in the other liability line of business, and is driven by a higher than expected number of large losses reported. The large losses particularly impacted directors and officers liability and excess and surplus lines casualty classes of business.
Prior year reserve development for the Reinsurance & Monoline Excess segment was less significant during the first quarter of 2021, and consisted of small adverse or favorable movements across many lines of business, which largely offset each other. The largest contributor to the slight overall adverse development for the segment was non-proportional reinsurance assumed property business, which was impacted by higher than expected reported losses on property per risk treaties written in the U.S. and U.K. related to accident year 2020.
    During the three months ended March 31, 2020, favorable prior year development (net of additional and return premiums) of $4 million included $7 million of favorable development for the Insurance segment, partially offset by $3 million of adverse development for the Reinsurance & Monoline Excess segment.
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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,651 million and $1,655 million at March 31, 2021 and December 31, 2020, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $478 million and $483 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.5%.
    Substantially all of the workers’ compensation discount (97% of total discounted reserves at March 31, 2021) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at March 31, 2021), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $47 million at March 31, 2021 and $44 million at December 31, 2020. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2021 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	19	$79,761	$39,694
Corporate	8	25,066	2,071
Mortgage-backed securities	5	540	24
Total	32	$105,367	$41,789
    As of March 31, 2021, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $21 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $4 million and $5 million as of March 31, 2021 and December 31, 2020, respectively.
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
    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of March 31, 2021:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$14,967,529	97.7%
Syndicate manager	46,393	0.3
Directly by the Company based on:
Observable data	313,115	2.0
Total	$15,327,037	100.0%
    Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2021, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Three Months Ended March 31, 2021 and 2020
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2021 and 2020. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2021	2020
Insurance:
Gross premiums written	$2,140,013	$1,941,809
Net premiums written	1,739,824	1,583,318
Net premiums earned	1,604,979	1,484,955
Loss ratio	61.3%	65.1%
Expense ratio	29.3%	31.3%
GAAP combined ratio	90.6%	96.4%
Reinsurance & Monoline Excess:
Gross premiums written	$344,699	$289,563
Net premiums written	310,214	262,528
Net premiums earned	244,977	206,463
Loss ratio	56.5%	68.3%
Expense ratio	30.9%	32.3%
GAAP combined ratio	87.4%	100.6%
Consolidated:
Gross premiums written	$2,484,712	$2,231,372
Net premiums written	2,050,038	1,845,846
Net premiums earned	1,849,956	1,691,418
Loss ratio	60.6%	65.5%
Expense ratio	29.5%	31.4%
GAAP combined ratio	90.1%	96.9%
    Net Income (Loss) to Common Stockholders. The following table presents the Company’s net income (loss) to common stockholders and net income (loss) per diluted share for the three months ended March 31, 2021 and 2020:

(In thousands, except per share data)	2021	2020
Net income (loss) to common stockholders	$229,525	$(4,418)
Weighted average diluted shares	186,830	190,287
Net income (loss) per diluted share	$1.23	$(0.02)
    The Company reported net income to common stockholders of $230 million in 2021 compared to net loss of $4 million in 2020. The $234 million increase in net income was primarily due to an after-tax increase in net investment gains of $166 million (primarily resulting from change in market value on equity securities and the gain from disposition of an investment fund), an after-tax increase in underwriting income of $102 million mainly due to the growth in premium rates, an after-tax increase in profits from non-insurance businesses of $2 million and an after-tax increase in profit from insurance service businesses of $1 million, partially offset by an after-tax decrease in net investment income of $13 million primarily due to reduced investment yields from fixed maturity securities, an after-tax decrease in foreign currency gains of $12 million, an after-tax increase in corporate expenses of $5 million, an after-tax debt extinguishment expense of $3 million on debt redeemed in February 2021, an increase in tax expense of $2 million due to a change in the effective tax rate, an after-tax decrease in other income of $1 million and an after-tax increase in minority interest expense of $1 million. The number of weighted average diluted shares decreased by approximately 3 million for 2021 compared to 2020 mainly reflecting shares repurchased in 2020 and 2021.

    Premiums. Gross premiums written were $2,485 million in 2021, an increase of 11% from $2,231 million in 2020. The increase was due to a $198 million increase in the Insurance segment and a $55 million increase in the Reinsurance & Monoline Excess segment. Approximately 81% of premiums expiring in 2021 were renewed, and 78% of premiums expiring in 2020 were renewed.
    Average renewal premium rates for insurance and facultative reinsurance increased 11.0% in 2021 when adjusted for changes in exposures, and increased 12.8% excluding workers' compensation.
    A summary of gross premiums written in 2021 compared with 2020 by line of business within each business segment follows:
•Insurance - gross premiums increased 10% to $2,140 million in 2021 from $1,942 million in 2020. Gross premiums increased $92 million (36%) for professional liability, $81 million (12%) for other liability, $43 million (20%) for commercial auto and $25 million (5%) for short-tail lines, and decreased $43 million (13%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums increased 19% to $345 million in 2021 from $290 million in 2020. Gross premiums increased $33 million (22%) for casualty reinsurance, $15 million (18%) for monoline excess and $7 million (13%) for property reinsurance.
    Net premiums written were $2,050 million in 2021, an increase of 11% from $1,846 million in 2020. Ceded reinsurance premiums as a percentage of gross written premiums were 17% in both 2021 and 2020.
    Premiums earned increased 9% to $1,850 million in 2021 from $1,691 million in 2020. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2021 are related to business written during both 2021 and 2020. Audit premiums were $35 million in 2021 compared with $44 million in 2020.
    Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2021 and 2020:

	Amount		Average Annualized Yield
($ in thousands)	2021	2020	2021	2020
Fixed maturity securities, including cash and cash equivalents and loans receivable	$94,677	$128,018	2.2%	3.4%
Investment funds	38,935	40,577	11.6	13.4
Arbitrage trading account	19,074	1,138	16.1	0.9
Equity securities	6,180	1,563	4.7	1.7
Real estate	1,161	6,096	0.2	1.2
Gross investment income	160,027	177,392	3.0	3.7
Investment expenses	(1,450)	(2,629)	—	—
Total	$158,577	$174,763	3.0%	3.6%
    Net investment income decreased 9% to $159 million in 2021 from $175 million in 2020 due primarily to a $33 million decrease in income from fixed maturity securities mainly driven by lower investment yields, a $5 million decrease in real estate and a $2 million decrease in income from investment funds, partially offset by a $18 million increase from the arbitrage trading account, a $5 million increase from equity securities and a $1 million decrease in investment expense. The Company shortened the duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. Average invested assets, at cost (including cash and cash equivalents), were $21.3 billion in 2021 and $19.4 billion in 2020.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $26 million in both 2021 and 2020.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $52 million in 2021 compared with net losses of $143 million in 2020. The gains of $52 million in 2021 reflect net realized gains on investments of $76 million (primarily due to the sale of a private equity investment and real estate assets) and an increase in unrealized losses on equity securities of $24 million. In 2020, the losses of $143 million reflected net realized gains on investment sales of $11 million and an increase in unrealized losses on equity securities of $154 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the three months ended March 31, 2021, the pre-tax change in allowance for expected credit losses on investments increased by $17 million ($13 million after-tax), which is reflected in net investment gains (losses), primarily related to foreign government securities which did not previously have an allowance. For the three months ended March 31, 2020, the pre-tax change in allowance for expected credit losses on investments increased by $34 million ($27 million after-tax), which is reflected in net investment gains (losses) primarily related to market disruptions as a result of COVID-19.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $87 million in 2021 and $94 million in 2020. The decrease mainly relates to a reduction in revenues from the aviation-related businesses impacted by COVID-19.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,122 million in 2021 from $1,107 million in 2020. The consolidated loss ratio was 60.6% in 2021 and 65.5% in 2020. Catastrophe losses, net of reinsurance recoveries, were $36 million (including current accident year losses of approximately $15 million related to COVID-19) in 2021 and $79 million (including losses of approximately $58 million related to COVID-19) in 2020. Favorable prior year reserve development (net of premium offsets) was $3 million in 2021 and $4 million in 2020. The loss ratio excluding catastrophe losses and prior year reserve development was 58.9% in 2021 and 61.0% in 2020.
    A summary of loss ratios in 2021 compared with 2020 by business segment follows:
•Insurance - The loss ratio was 61.3% in 2021 and 65.1% in 2020. Catastrophe losses were $33 million in 2021 compared with $57 million in 2020. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $15 million, primarily related to contingency and event cancellation coverage. Favorable prior year reserve development was $6 million in 2021 and $7 million in 2020. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.1 points to 59.7% in 2021 from 61.8% in 2020.
•Reinsurance & Monoline Excess - The loss ratio was 56.5% in 2021 and 68.3% in 2020. Catastrophe losses were $3 million in 2021 compared with $22 million in 2020. Adverse prior year reserve development was $3 million in both 2021 and 2020. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.8 points to 54.3% in 2021 from 56.1% in 2020.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2021	2020
Policy acquisition and insurance operating expenses	$545,750	$531,924
Insurance service expenses	20,786	22,573
Net foreign currency gains	(5,594)	(21,541)
Debt extinguishment costs	3,617	—
Other costs and expenses	51,709	45,378
Total	$616,268	$578,334
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 3% and net premiums earned increased 9% from 2020. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 29.5% in 2021 and 31.4% in 2020. The improvement is primarily attributable to higher net premiums earned and lower travel and entertainment expenses due to the global pandemic. However, to the extent our net premiums earned decrease, due to the impact of the COVID-19 pandemic or otherwise, our expense ratio would be expected to increase.

    Service expenses, which represent the costs associated with the fee-based businesses, decreased to $21 million in 2021 from $23 million in 2020. The decrease is primarily due to a reduction of assigned risk plan business.
    Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $6 million in 2021 compared to $22 million in 2020.
Debt extinguishment costs of $4 million in 2021 related to the redemption of subordinated debentures that were due in 2056.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $52 million in 2021 from $45 million in 2020, primarily due to the increase in non-recurring performance-based compensation costs in 2021.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $86 million in 2021 compared to $95 million in 2020. The decrease mainly relates to a reduction of aviation-related business impacted by COVID-19.
Interest Expense. Interest expense was $37 million in both 2021 and 2020. In May 2020, the Company issued $300 million aggregate principal amount of 4.00% senior notes due 2050. In September 2020, the Company issued an additional $170 million aggregate principal amount of 4.00% senior notes due 2050 and $250 million aggregate principal amount of 4.25% subordinated debentures due 2060 and repaid $300 million aggregate principal amount of 5.375% senior notes at maturity. In October 2020, the Company redeemed $350 million aggregate principal amount of 5.625% subordinated debentures due 2053. In February 2021, the Company issued $300 million aggregate principal amount of 4.125% subordinated debenture due 2061. In March 2021, the Company issued $400 million aggregate principal amount of 3.55% senior notes due 2052 and redeemed its $110 million aggregate principal amount of 5.90% subordinated debentures due 2056. Accordingly, the timing of the debt repayments and issuance in 2020 and 2021 offset the impact on interest expense from lower interest rates of new issuances for the three months ended March 31, 2021 compared to 2020.
In April 2021, the Company announced it will redeem the $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056 on June 1, 2021. This redemption will result in debt extinguishment costs of $8 million in second quarter of 2021. The redemption of debentures and issuance of additional debentures in 2021, as described below in "Liquidity and Capital Resources -- Debt," are expected to impact interest expense in 2021 and forward.
Income Taxes. The effective income tax rate was 21.7% in 2021 and 45.5% in 2020. The effective income tax rate differs from the federal income tax rate of 21% principally because of state and foreign income taxes, which was partially offset by tax-exempt investment income and tax benefits related to equity-based compensation. The relative impact of these items diminished significantly in the first quarter of 2021.
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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.4 years at both March 31, 2021 and December 31, 2020. The Company’s fixed maturity investment portfolio and investment-related assets as of March 31, 2021 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$555,714	2.5%
State and municipal:
Special revenue	2,206,460	10.0
State general obligation	469,681	2.1
Local general obligation	467,053	2.1
Pre-refunded (1)	254,040	1.2
Corporate backed	172,339	0.8
Total state and municipal	3,569,573	16.2
Mortgage-backed securities:
Agency	747,559	3.4
Commercial	179,286	0.8
Residential-Prime	147,220	0.7
Residential-Alt A	8,060	—
Total mortgage-backed securities	1,082,125	4.9
Asset-backed securities	3,944,638	17.9
Corporate:
Industrial	3,060,663	13.9
Financial	1,564,369	7.1
Utilities	439,329	2.0
Other	153,828	0.7
Total corporate	5,218,189	23.7
Foreign government and foreign government agencies	1,029,879	4.7
Total fixed maturity securities	15,400,118	69.9
Equity securities:
Common stocks	392,163	1.8
Preferred stocks	229,466	1.0
Total equity securities	621,629	2.8
Cash and cash equivalents	2,014,911	9.1
Real estate	1,961,212	8.9
Investment funds	1,358,997	6.2
Arbitrage trading account	614,721	2.8
Loans receivable	76,896	0.3
Total investments	$22,048,484	100.0%
_______________________
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
Equity Securities. Equity securities primarily represent investments in common and preferred stocks in companies with potential growth opportunities in different sectors, mainly in the financial institutions and energy sectors.
Investment Funds. At March 31, 2021, the carrying value of investment funds was $1,359 million, including investments in financial services funds of $478 million, real estate funds of $305 million, other funds of $239 million, transportation funds of $193 million and energy funds of $144 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At March 31, 2021, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City, office buildings in West Palm Beach and Palm Beach, Florida, an office building in London, and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost (net of allowance for expected credit losses), had an amortized cost of $77 million and an aggregate fair value of $79 million at March 31, 2021. The amortized cost of loans receivable is net of an allowance for expected credit losses of $4 million as of March 31, 2021. Loans receivable include real estate loans of $52 million that are secured by commercial real estate located primarily in New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $25 million that are secured by business assets and have fixed interest rates and floating LIBOR-based interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.4 years at both March 31, 2021 and December 31, 2020.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities increased to $311 million in the first three months of 2021 from $153 million in the first three months of 2020, primarily due to an increase in premium receipts, net of reinsurance and commissions settled.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 79% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2021. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At March 31, 2021, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $3,310 million and a face amount of $3,337 million, including $300 million aggregate principal amount of its 4.125% subordinated debentures due 2061 issued in February 2021 as well as $400 million aggregate principal amount of its 3.55% senior notes due 2052 issued in March 2021. The Company redeemed its $110 million aggregate principal amount of 5.90% subordinated debentures on March 1, 2021. The maturities of the outstanding debt are $5 million in 2021, $426 million in 2022, $9 million in 2025, $102 million in 2028, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $290 million in 2056, $185 million in 2058, $300 million in 2059, $250 million in 2060 and $300 million in 2061.
In April 2021, the Company announced it will redeem the $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056 on June 1, 2021.
    Equity. At March 31, 2021, total common stockholders’ equity was $6.4 billion, common shares outstanding were 177,372,943 and stockholders’ equity per outstanding share was $36.16. During the three months ended March 31, 2021, the Company repurchased 465,063 shares of its common stock for $30 million. In the first quarter of 2021, the Board declared a regular quarterly cash dividend of $0.12 per share. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $9.7 billion at March 31, 2021. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 34% at March 31, 2021 and 30% at December 31, 2020.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Set forth below is a summary of the shares repurchased by the Company during the three months ended March 31, 2021, and the number of shares remaining authorized for purchase by the Company:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2021	465,063	$63.82	465,063	6,269,659
February 2021	—	$—	—	6,269,659
March 2021	—	$—	—	6,269,659

Item 6. Exhibits

Number
(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	May 5, 2021	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	May 5, 2021	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer