Form 10-Q
period 2021-06-30
BERKLEY W R CORP
filed 2021-08-02
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of July 28, 2021: 177,529,889

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $15,350,553 and $13,755,858; allowance for expected credit losses of $19,364 and $2,580 at June 30, 2021 and December 31, 2020, respectively)	$15,653,508	$14,159,369
Real estate	1,811,263	1,960,914
Investment funds	1,369,453	1,309,430
Arbitrage trading account	634,276	341,473
Equity securities	642,993	625,667
Loans receivable (net of allowance for expected credit losses of $1,970 and $5,437 at June 30, 2021 and December 31, 2020, respectively)	116,009	84,913
Total investments	20,227,502	18,481,766
Cash and cash equivalents	1,790,199	2,372,366
Premiums and fees receivable (net of allowance for expected credit losses of $24,808 and $22,883 at June 30, 2021 and December 31, 2020, respectively)	2,487,649	2,167,799
Due from reinsurers (net of allowance for expected credit losses of $7,283 and $7,801 at June 30, 2021 and December 31, 2020, respectively)	2,681,266	2,424,502
Deferred policy acquisition costs	627,647	556,168
Prepaid reinsurance premiums	680,773	648,376
Trading account receivables from brokers and clearing organizations	361,586	524,727
Property, furniture and equipment	428,723	405,930
Goodwill	169,652	169,652
Accrued investment income	122,524	120,464
Current and deferred federal and foreign income taxes	44,659	—
Other assets	675,737	700,215
Total assets	$30,297,917	$28,571,965
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$14,480,947	$13,784,430
Unearned premiums	4,544,524	4,073,191
Due to reinsurers	535,286	426,124
Trading account securities sold but not yet purchased	190	10,048
Current and deferred federal and foreign income taxes	—	48,495
Other liabilities	1,229,970	1,178,546
Senior notes and other debt	1,911,753	1,623,025
Subordinated debentures	1,007,293	1,102,309
Total liabilities	23,709,963	22,246,168
Equity:
Preferred stock, par value $0.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $0.20 per share:
Authorized 750,000,000 shares, issued and outstanding, net of treasury shares, 177,413,970 and 177,825,150 shares, respectively	70,535	70,535
Additional paid-in capital	1,035,166	1,012,483
Retained earnings	8,682,088	8,348,381
Accumulated other comprehensive loss	(122,444)	(62,172)
Treasury stock, at cost, 175,262,530 and 174,851,350 shares, respectively	(3,087,069)	(3,058,425)
Total stockholders’ equity	6,578,276	6,310,802
Noncontrolling interests	9,678	14,995
Total equity	6,587,954	6,325,797
Total liabilities and equity	$30,297,917	$28,571,965
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2021	2020	2021	2020
REVENUES:
Net premiums written	$2,212,181	$1,739,818	$4,262,219	$3,585,664
Change in net unearned premiums	(240,557)	(62,903)	(440,639)	(217,331)
Net premiums earned	1,971,624	1,676,915	3,821,580	3,368,333
Net investment income	168,187	85,431	326,764	260,194
Net investment gains (losses):
Net realized and unrealized gains (losses) on investments	20,461	61,653	72,219	(81,632)
Change in allowance for expected credit losses on investments	3,603	16,232	(13,316)	(17,657)
Net investment gains (losses)	24,064	77,885	58,903	(99,289)
Revenues from non-insurance businesses	109,122	75,742	196,552	169,471
Insurance service fees	22,256	19,870	48,064	45,621
Other income	833	183	1,092	2,305
Total revenues	2,296,086	1,936,026	4,452,955	3,746,635
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,203,647	1,135,126	2,325,238	2,242,379
Other operating costs and expenses	647,705	580,840	1,263,973	1,159,173
Expenses from non-insurance businesses	106,698	76,238	192,989	170,996
Interest expense	38,096	38,373	74,747	75,105
Total operating costs and expenses	1,996,146	1,830,577	3,856,947	3,647,653
Income before income taxes	299,940	105,449	596,008	98,982
Income tax expense	(62,262)	(33,793)	(126,614)	(30,852)
Net income before noncontrolling interests	237,678	71,656	469,394	68,130
Noncontrolling interests	(440)	(396)	(2,631)	(1,288)
Net income to common stockholders	$237,238	$71,260	$466,763	$66,842

NET INCOME PER SHARE:
Basic	$1.28	$0.38	$2.52	$0.36
Diluted	$1.27	$0.38	$2.50	$0.35

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2021	2020	2021	2020
Net income before noncontrolling interests	$237,678	$71,656	$469,394	$68,130
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	2,537	21,447	6,587	(76,747)
Change in unrealized investment gains (losses), net of taxes	23,272	318,725	(66,858)	59,743
Other comprehensive income (loss)	25,809	340,172	(60,271)	(17,004)
Comprehensive income	263,487	411,828	409,123	51,126
Noncontrolling interests	(439)	(395)	(2,630)	(1,289)
Comprehensive income to common stockholders	$263,048	$411,433	$406,493	$49,837

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2021	2020	2021	2020
COMMON STOCK:
Beginning and end of period	$70,535	$70,535	$70,535	$70,535
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,023,556	$1,063,084	$1,012,483	$1,056,042
Restricted stock units issued	597	1,204	72	(3,386)
Restricted stock units expensed	11,013	11,755	22,611	23,387
End of period	$1,035,166	$1,076,043	$1,035,166	$1,076,043
RETAINED EARNINGS:
Beginning of period	$8,556,621	$7,877,371	$8,348,381	$7,932,372
Cumulative effect adjustment resulting from changes in accounting principles	—	—	—	(30,514)
Net income to common stockholders	237,238	71,260	466,763	66,842
Dividends ( $0.63, $0.12, $0.75 and $0.23 per share, respectively)	(111,771)	(21,351)	(133,056)	(41,420)
End of period	$8,682,088	$7,927,280	$8,682,088	$7,927,280
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment gains (losses):
Beginning of period	$199,584	$(109,514)	$289,714	$124,514
Cumulative effect adjustment resulting from changes in accounting principles	—	—	—	24,952
Change in unrealized gains (losses) on securities without an allowance for expected credit losses	23,340	295,274	(77,145)	34,753
Change in unrealized (losses) gains on securities with an allowance for expected credit losses	(69)	23,450	10,286	24,991
End of period	222,855	209,210	222,855	209,210
Currency translation adjustments:
Beginning of period	(347,836)	(480,007)	(351,886)	(381,813)
Net change in period	2,537	21,447	6,587	(76,747)
End of period	(345,299)	(458,560)	(345,299)	(458,560)
Total accumulated other comprehensive loss	$(122,444)	$(249,350)	$(122,444)	$(249,350)
TREASURY STOCK:
Beginning of period	$(3,087,860)	$(2,927,994)	$(3,058,425)	$(2,726,711)
Stock exercised/vested	791	883	1,039	2,221
Stock repurchased	—	(96,281)	(29,683)	(298,902)
End of period	$(3,087,069)	$(3,023,392)	$(3,087,069)	$(3,023,392)
NONCONTROLLING INTERESTS:
Beginning of period	$15,684	$44,069	$14,995	$43,403
Distributions	(6,445)	(189)	(7,947)	(417)
Net income	440	396	2,631	1,288
Other comprehensive income (loss), net of tax	(1)	(1)	(1)	1
End of period	$9,678	$44,275	$9,678	$44,275
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,

	2021	2020
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$466,763	$66,842
Adjustments to reconcile net income to net cash from operating activities:
Net investment (gains) losses	(58,903)	99,289
Depreciation and amortization	70,597	64,065
Noncontrolling interests	2,631	1,288
Investment funds	(100,246)	16,975
Stock incentive plans	23,122	25,731
Change in:
Arbitrage trading account	(139,520)	(26,158)
Premiums and fees receivable	(321,718)	(204,203)
Reinsurance accounts	(178,442)	(118,849)
Deferred policy acquisition costs	(72,125)	(31,478)
Income taxes	(71,205)	9,387
Reserves for losses and loss expenses	705,454	525,785
Unearned premiums	473,395	259,237
Other	(103,994)	(108,060)
Net cash from operating activities	695,809	579,851
CASH (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	1,474,054	3,194,333
Proceeds from sale of equity securities	98,765	67,122
Distributions from investment funds	88,363	67,234
Proceeds from maturities and prepayments of fixed maturity securities	3,156,861	1,859,392
Purchase of fixed maturity securities	(6,266,934)	(4,189,664)
Purchase of equity securities	(143,836)	(35,591)
Real estate sold (purchased)	202,115	(30,178)
Change in loans receivable	(28,510)	963
Net purchases of property, furniture and equipment	(48,273)	(23,006)
Change in balances due to security brokers	65,751	(24,382)
Other	2	85
Net cash (used in) from investing activities	(1,401,642)	886,308
CASH FROM (USED IN) FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(505,230)	(1,160)
Net proceeds from issuance of debt	686,893	298,447
Cash dividends to common stockholders	(21,285)	(41,420)
Purchase of common treasury shares	(29,683)	(298,902)
Other, net	(6,725)	(4,140)
Net cash from (used in) financing activities	123,970	(47,175)
Net impact on cash due to change in foreign exchange rates	(304)	(11,868)
Net change in cash and cash equivalents	(582,167)	1,407,116
Cash and cash equivalents at beginning of year	2,372,366	1,023,710
Cash and cash equivalents at end of period	$1,790,199	$2,430,826
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

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 7,767,874 and 7,575,168 common shares held in a grantor trust as of June 30, 2021 and 2020, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2021	2020	2021	2020
Basic	185,155	185,979	185,175	188,133
Diluted	187,106	187,862	186,985	190,078

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

(4) Consolidated Statements of Comprehensive Income

    The following table presents the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the six months ended June 30, 2021
Changes in AOCI
Beginning of period	$289,714		$(351,886)	$(62,172)
Other comprehensive (loss) income before reclassifications	(87,168)		6,587	(80,581)
Amounts reclassified from AOCI	20,310		—	20,310
Other comprehensive (loss) income	(66,858)		6,587	(60,271)
Unrealized investment gain related to noncontrolling interest	(1)		—	(1)
End of period	$222,855		$(345,299)	$(122,444)
Amounts reclassified from AOCI
Pre-tax	$25,709	(1)	$—	$25,709
Tax effect	(5,399)	(2)	—	(5,399)
After-tax amounts reclassified	$20,310		$—	$20,310
Other comprehensive (loss) income
Pre-tax	$(84,931)		$6,587	$(78,344)
Tax effect	18,073		—	18,073
Other comprehensive (loss) income	$(66,858)		$6,587	$(60,271)
As of and for the three months ended June 30, 2021
Changes in AOCI
Beginning of period	$199,584		$(347,836)	$(148,252)
Other comprehensive income before reclassifications	11,823		2,537	14,360
Amounts reclassified from AOCI	11,449		—	11,449
Other comprehensive income	23,272		2,537	25,809
Unrealized investment gain related to noncontrolling interest	(1)		—	(1)
Ending balance	$222,855		$(345,299)	$(122,444)
Amounts reclassified from AOCI
Pre-tax	$14,493	(1)	$—	$14,493
Tax effect	(3,044)	(2)	—	(3,044)
After-tax amounts reclassified	$11,449		$—	$11,449
Other comprehensive income
Pre-tax	$28,804		$2,537	$31,341
Tax effect	(5,532)		—	(5,532)
Other comprehensive income	$23,272		$2,537	$25,809

As of and for the six months ended June 30, 2020
Changes in AOCI
Beginning of period	$124,514		$(381,813)	$(257,299)
Cumulative effect adjustment resulting from changes in accounting principles	24,952		—	24,952
Restated beginning of period	149,466		(381,813)	(232,347)
Other comprehensive income (loss) before reclassifications	36,986		(76,747)	(39,761)
Amounts reclassified from AOCI	22,757		—	22,757
Other comprehensive income (loss)	59,743		(76,747)	(17,004)
Unrealized investment loss related to noncontrolling interest	1		—	1
End of period	$209,210		$(458,560)	$(249,350)
Amounts reclassified from AOCI
Pre-tax	$28,806	(1)	$—	$28,806
Tax effect	(6,049)	(2)	—	(6,049)
After-tax amounts reclassified	$22,757		$—	$22,757
Other comprehensive income (loss)
Pre-tax	$62,777		$(76,747)	$(13,970)
Tax effect	(3,034)		—	(3,034)
Other comprehensive income (loss)	$59,743		$(76,747)	$(17,004)
As of and for the three months ended June 30, 2020
Changes in AOCI
Beginning of period	$(109,514)		$(480,007)	$(589,521)
Other comprehensive income before reclassifications	335,518		21,447	356,965
Amounts reclassified from AOCI	(16,793)		—	(16,793)
Other comprehensive income	318,725		21,447	340,172
Unrealized investment gain related to noncontrolling interest	(1)		—	(1)
Ending balance	$209,210		$(458,560)	$(249,350)
Amounts reclassified from AOCI
Pre-tax	$(21,257)	(1)	$—	$(21,257)
Tax effect	4,464	(2)	—	4,464
After-tax amounts reclassified	$(16,793)		$—	$(16,793)
Other comprehensive income
Pre-tax	$395,624		$21,447	$417,071
Tax effect	(76,899)		—	(76,899)
Other comprehensive income	$318,725		$21,447	$340,172
____________
(1) Net investment gains (losses) in the consolidated statements of income.
(2) Income tax (expense) benefit in the consolidated statements of income.

(5) Statements of Cash Flows
    Interest payments were $71,781,000 and $73,056,000 for the six months ended June 30, 2021 and 2020, respectively. Income taxes were $177,000,000 paid for the six months ended June 30, 2021. No income tax was paid for such period in 2020.

(6) Investments in Fixed Maturity Securities
    At June 30, 2021 and December 31, 2020, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
June 30, 2021
Held to maturity:
State and municipal	$68,310	$(453)	$12,069	$—	$79,926	$67,857
Residential mortgage-backed	5,724	—	859	—	6,583	5,724
Total held to maturity	74,034	(453)	12,928	—	86,509	73,581
Available for sale:
U.S. government and government agency	488,196	—	14,890	(461)	502,625	502,625
State and municipal:
Special revenue	2,074,036	—	85,037	(1,433)	2,157,640	2,157,640
State general obligation	378,596	—	29,413	(250)	407,759	407,759
Pre-refunded	225,787	—	17,677	(607)	242,857	242,857
Corporate backed	156,970	—	9,082	(862)	165,190	165,190
Local general obligation	419,506	—	33,630	(426)	452,710	452,710
Total state and municipal	3,254,895	—	174,839	(3,578)	3,426,156	3,426,156
Mortgage-backed:
Residential	771,507	—	16,798	(8,189)	780,116	780,116
Commercial	137,996	—	5,740	(150)	143,586	143,586
Total mortgage-backed	909,503	—	22,538	(8,339)	923,702	923,702
Asset-backed	4,333,543	—	8,449	(24,129)	4,317,863	4,317,863
Corporate:
Industrial	3,019,720	(12)	94,056	(7,761)	3,106,003	3,106,003
Financial	1,583,291	—	51,103	(1,076)	1,633,318	1,633,318
Utilities	406,423	—	18,531	(1,106)	423,848	423,848
Other	177,445	—	416	(367)	177,494	177,494
Total corporate	5,186,879	(12)	164,106	(10,310)	5,340,663	5,340,663
Foreign government	1,103,503	(18,899)	17,176	(32,862)	1,068,918	1,068,918
Total available for sale	15,276,519	(18,911)	401,998	(79,679)	15,579,927	15,579,927
Total investments in fixed maturity securities	$15,350,553	$(19,364)	$414,926	$(79,679)	$15,666,436	$15,653,508
____________
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses is recognized in the consolidated statements of income. Amount excludes unrealized losses relating to non-credit factors.

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
Mortgage-backed:
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
The following table presents the rollforward of the allowance for expected credit losses for state and municipal held to maturity securities for the six months ended June 30, 2021 and 2020:

(In thousands)	2021	2020
Allowance for expected credit losses, beginning of period	$798	$—
Cumulative effect adjustment resulting from changes in accounting principles	—	69
Provision for expected credit losses	(345)	879
Allowance for expected credit losses, end of period	$453	$948
The following table presents the rollforward of the allowance for expected credit losses for state and municipal held to maturity securities for the three months ended June 30, 2021 and 2020:

(In thousands)	2021	2020
Allowance for expected credit losses, beginning of period	$730	$107
Provision for expected credit losses	(277)	841
Allowance for expected credit losses, end of period	$453	$948
The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the six months ended June 30, 2021 and 2020:

	2021			2020
(In thousands)	Foreign Government	Corporate	Total	Foreign Government	Corporate	Total
Allowance for expected credit losses, beginning of period	$1,264	$518	$1,782	$—	$—	$—
Cumulative effect adjustment resulting from changes in accounting principles	—	—	—	35,645	—	35,645
Expected credit losses on securities for which credit losses were not previously recorded	18,990	16	19,006	12,494	6,797	19,291
Expected credit losses on securities for which credit losses were previously recorded	(861)	(517)	(1,378)	547	(3,758)	(3,211)
Reduction due to disposals	(494)	(5)	(499)	(3,917)	(2,315)	(6,232)
Allowance for expected credit losses, end of period	$18,899	$12	$18,911	$44,769	$724	$45,493

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended June 30, 2021 and 2020:

	2021			2020
(In thousands)	Foreign Government	Corporate	Total	Foreign Government	Corporate	Total
Allowance for expected credit losses, beginning of period	$19,993	$16	$20,009	$60,920	$6,436	$67,356
Expected credit losses on securities for which credit losses were not previously recorded	—	—	—	—	361	361
Expected credit losses on securities for which credit losses were previously recorded	(600)	(4)	(604)	(15,822)	(3,758)	(19,580)
Reduction due to disposals	(494)	—	(494)	(329)	(2,315)	(2,644)
Allowance for expected credit losses, end of period	$18,899	$12	$18,911	$44,769	$724	$45,493
During the six months ended June 30, 2021, the Company increased the allowance for expected credit losses for available for sale securities utilizing its credit loss assessment process and inputs used in its credit loss model, primarily due to foreign government securities that had no reserve in prior periods. During the six months ended June 30, 2020, the Company increased the allowance for expected credit losses for available for sale securities primarily due to the negative impact to the financial markets caused by COVID-19.

The amortized cost and fair value of fixed maturity securities at June 30, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,735,412	$1,739,369
Due after one year through five years	6,570,612	6,726,040
Due after five years through ten years	3,888,420	3,993,735
Due after ten years	2,240,429	2,277,007
Mortgage-backed securities	915,227	930,285
Total	$15,350,100	$15,666,436
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $453 thousand related to held to maturity securities.
At June 30, 2021 and December 31, 2020, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
    At June 30, 2021 and December 31, 2020, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2021
Common stocks	$367,228	$88,228	$(5,956)	$449,500	$449,500
Preferred stocks	208,685	8,398	(23,590)	193,493	193,493
Total	$575,913	$96,626	$(29,546)	$642,993	$642,993

December 31, 2020
Common stocks	$335,617	$28,742	$(14,178)	$350,181	$350,181
Preferred stocks	180,397	95,581	(492)	275,486	275,486
Total	$516,014	$124,323	$(14,670)	$625,667	$625,667

(8) Arbitrage Trading Account
    At June 30, 2021 and December 31, 2020, the fair and carrying values of the arbitrage trading account were $634 million and $341 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of June 30, 2021, the fair value of long option contracts outstanding was $3 thousand (notional amount of $741 thousand) and the fair value of short option contracts outstanding was $183 thousand (notional amount of $9.8 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2021	2020	2021	2020
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$96,996	$105,843	$191,673	$233,861
Investment funds	61,311	(57,552)	100,246	(16,975)
Arbitrage trading account	3,914	31,304	22,989	32,442
Equity securities	7,212	2,726	13,392	4,288
Real estate	872	5,045	2,032	11,141
Gross investment income	170,305	87,366	330,332	264,757
Investment expense	(2,118)	(1,935)	(3,568)	(4,563)
Net investment income	$168,187	$85,431	$326,764	$260,194

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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $166 million as of June 30, 2021.
    Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	June 30,	December 31,	For the Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Financial services	$452,233	$434,437	$48,990	$(6,881)
Real Estate	262,889	310,783	10,506	4,021
Transportation	271,536	190,125	17,177	(4,627)
Energy	149,008	140,935	9,492	(20,968)
Other funds	233,787	233,150	14,081	11,480
Total	$1,369,453	$1,309,430	$100,246	$(16,975)
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the Company’s minority investment in Lifson Re, a Bermuda reinsurance company. Effective January 1, 2021, Lifson Re participates on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 22.5% share of placed amounts. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. As of June 30, 2021, the Company has ceded approximately $139 million of written premiums to Lifson Re.

(11) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	June 30,	December 31,
(In thousands)	2021	2020
Properties in operation	$1,586,911	$1,738,144
Properties under development	224,352	222,770
Total	$1,811,263	$1,960,914

    As of June 30, 2021, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City, an office building in London, U.K., and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $64,226,000 and $86,970,000 as of June 30, 2021 and December 31, 2020, respectively. Related depreciation expense was $9,622,000 and $13,776,000 for the six months ended June 30, 2021 and 2020, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $29,265,862 in 2021, $59,450,838 in 2022, $53,607,393 in 2023, $52,500,378 in 2024, $50,115,697 in 2025, $47,602,823 in 2026 and $597,389,153 thereafter.
During the three months ended June 30, 2021, the Company sold two office buildings in Palm Beach and West Palm Beach, Florida. One of these sales also resulted in a $102 million reduction of the Company's debt that was supporting the property.
    A mixed-use project in Washington, D.C. has been under development in 2021 and 2020, with the completed portion reported in properties in operation as of June 30, 2021.

(12) Loans Receivable

At June 30, 2021 and December 31, 2020, loans receivable were as follows:

(In thousands)	June 30, 2021	December 31, 2020
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$89,821	$51,910
Commercial loans	26,188	33,003
Total	$116,009	$84,913

Fair value:
Real estate loans	$91,322	$53,593
Commercial loans	26,188	33,003
Total	$117,510	$86,596
The real estate loans are secured by commercial and residential real estate primarily located in New York. These loans generally earn interest at fixed or stepped interest rates and have maturities through 2026. The commercial loans are with small business owners who have secured the related financing with the assets of the business. Commercial loans primarily earn interest on a fixed basis and have varying maturities generally not exceeding 10 years.
Loans receivable in non-accrual status were both $0.2 million as of June 30, 2021 and December 31, 2020.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the six months ended June 30, 2021 and 2020:

	2021			2020
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$1,683	$3,754	$5,437	$1,502	$644	$2,146
Cumulative effect adjustment resulting from changes in accounting principles	—	—	—	(905)	548	(357)
Provision for expected credit losses	(182)	(3,285)	(3,467)	3,721	3,209	6,930
Allowance for expected credit losses, end of period	$1,501	$469	$1,970	$4,318	$4,401	$8,719
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended June 30, 2021 and 2020:

	2021			2020
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$1,608	$2,590	$4,198	$1,435	$2,493	$3,928
Provision for expected credit losses	(107)	(2,121)	(2,228)	2,883	1,908	4,791
Allowance for expected credit losses, end of period	$1,501	$469	$1,970	$4,318	$4,401	$8,719
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

(13) Net Investment Gains (Losses)
     Net investment gains (losses) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net investment gains (losses):
Fixed maturity securities:
Gains	$5,440	$14,844	$13,680	$19,775
Losses	(2,236)	(9,234)	(4,307)	(14,081)
Equity securities (1):
Net realized gains on investment sales	6,256	5,727	14,828	5,727
Change in unrealized (losses) gains	(18,239)	61,914	(42,574)	(92,552)
Investment funds	(300)	913	47,371	31,096
Real estate	49,492	(7,137)	62,401	(7,824)
Loans receivable	(881)	—	(881)	—
Other	(19,071)	(5,374)	(18,299)	(23,773)
Net realized and unrealized gains (losses) on investments in earnings before allowance for expected credit losses	20,461	61,653	72,219	(81,632)
Change in allowance for expected credit losses on investments:
Fixed maturity securities	1,375	21,023	(16,783)	(10,727)
Loans receivable	2,228	(4,791)	3,467	(6,930)
Change in allowance for expected credit losses on investments	3,603	16,232	(13,316)	(17,657)
Net investment gains (losses)	24,064	77,885	58,903	(99,289)
Income tax (expense) benefit	(5,264)	(18,098)	(11,151)	22,476
After-tax net investment gains (losses)	$18,800	$59,787	$47,752	$(76,813)

Change in unrealized investment gains (losses) on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$28,511	$369,615	$(94,058)	$43,199
Fixed maturity securities with allowance for expected credit losses	(69)	23,450	10,286	24,991
Investment funds	762	4,212	(257)	(3,434)
Other	(400)	(1,653)	(902)	(1,979)
Total change in unrealized investment gains (losses)	28,804	395,624	(84,931)	62,777
Income tax (expense) benefit	(5,532)	(76,899)	18,073	(3,034)
Noncontrolling interests	(1)	(1)	(1)	1
After-tax change in unrealized investment gains (losses) of available for sale securities	$23,271	$318,724	$(66,859)	$59,744
______________________
(1) The net realized gains or losses on investment sales represent the total gains or losses from the purchase dates of the equity securities. The change in unrealized (losses) gains consists of two components: (i) the reversal of the gain or loss recognized in previous periods on equity securities sold and (ii) the change in unrealized gain or loss resulting from mark-to-market adjustments on equity securities still held.

(14) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at June 30, 2021 and December 31, 2020 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2021
U.S. government and government agency	$38,752	$458	$524	$3	$39,276	$461
State and municipal	205,730	2,222	22,655	1,356	228,385	3,578
Mortgage-backed	266,963	7,799	29,570	540	296,533	8,339
Asset-backed	2,581,697	6,817	606,663	17,312	3,188,360	24,129
Corporate	972,383	8,212	44,055	2,098	1,016,438	10,310
Foreign government	376,746	11,433	11,921	21,429	388,667	32,862
Fixed maturity securities	$4,442,271	$36,941	$715,388	$42,738	$5,157,659	$79,679

December 31, 2020
U.S. government and government agency	$47,649	$347	$17	$—	$47,666	$347
State and municipal	147,754	1,165	20,528	904	168,282	2,069
Mortgage-backed	212,388	5,121	23,943	230	236,331	5,351
Asset-backed	1,389,133	6,563	656,877	26,934	2,046,010	33,497
Corporate	612,177	6,721	39,985	1,759	652,162	8,480
Foreign government	143,729	22,871	6,218	21,577	149,947	44,448
Fixed maturity securities	$2,552,830	$42,788	$747,568	$51,404	$3,300,398	$94,192
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2021 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	27	$108,910	$30,171
Corporate	10	36,482	2,058
Mortgage-backed	4	276	19
Asset-backed	1	113	1
Total	42	$145,781	$32,249
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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2021
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$502,625	$—	$502,625	$—
State and municipal	3,426,156	—	3,426,156	—
Mortgage-backed	923,702	—	923,702	—
Asset-backed	4,317,863	—	4,317,863	—
Corporate	5,340,663	—	5,340,663	—
Foreign government	1,068,918	—	1,068,918	—
Total fixed maturity securities available for sale	15,579,927	—	15,579,927	—
Equity securities:
Common stocks	449,500	437,758	2,261	9,481
Preferred stocks	193,493	—	184,160	9,333
Total equity securities	642,993	437,758	186,421	18,814
Arbitrage trading account	634,276	621,883	12,393	—
Total	$16,857,196	$1,059,641	$15,778,741	$18,814
Liabilities:
Trading account securities sold but not yet purchased	$190	$190	$—	$—

December 31, 2020
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$603,871	$—	$603,871	$—
State and municipal	3,620,664	—	3,620,664	—
Mortgage-backed	1,020,330	—	1,020,330	—
Asset-backed	3,194,586	—	3,194,586	—
Corporate	4,671,581	—	4,670,581	1,000
Foreign government	975,563	—	975,563	—
Total fixed maturity securities available for sale	14,086,595	—	14,085,595	1,000
Equity securities:
Common stocks	350,181	340,966	—	9,215
Preferred stocks	275,486	—	266,155	9,331
Total equity securities	625,667	340,966	266,155	18,546
Arbitrage trading account	341,473	298,359	43,114	—
Total	$15,053,735	$639,325	$14,394,864	$19,546
Liabilities:
Trading account securities sold but not yet purchased	$10,048	$10,048	$—	$—

    The following tables summarize changes in Level 3 assets and liabilities for the six months ended June 30, 2021 and for the year ended December 31, 2020:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers In / (Out)	Ending Balance
Six Months Ended June 30, 2021
Assets:
Fixed maturities securities available for sale:
Corporate	$1,000	$—	$—	$—	$—	$(1,000)	$—	$—	$—
Total	1,000	—	—	—	—	(1,000)	—	—	—
Equity securities:
Common stocks	$9,215	$827	$—	$—	$—	$(561)	$—	$—	$9,481
Preferred stocks	9,331	2	—	—	—	—	—	—	9,333
Total	18,546	829	—	—	—	(561)	—	—	18,814
Arbitrage trading account	—	1	—	—	—	(1)	—	—	—
Total	$19,546	$830	$—	$—	$—	$(1,562)	$—	$—	$18,814

Year Ended December 31, 2020
Assets:
Fixed maturities securities available for sale:
Corporate	$—	$—	$—	$—	$—	$—	$—	$1,000	$1,000
Total	—	—	—	—	—	—	—	1,000	1,000
Equity securities:
Common stocks	9,053	1,228	—	—	—	(1,066)	—	—	9,215
Preferred stocks	6,505	(174)	—	—	3,000	—	—	—	9,331
Total	15,558	1,054	—	—	3,000	(1,066)	—	—	18,546
Arbitrage trading account	—	19	—	—	—	(19)	—	—	—
Total	$15,558	$1,073	$—	$—	$3,000	$(1,085)	$—	$1,000	$19,546
    For the six months ended June 30, 2021, there were no securities transferred into or out of Level 3. For the year ended December 31, 2020, a fixed maturity security was transferred from Level 2 into Level 3 as a result of observable valuation inputs no longer being available.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	June 30,
(In thousands)	2021	2020
Net reserves at beginning of period	$11,620,393	$10,697,998
Cumulative effect adjustment resulting from changes in accounting principles	—	5,927
Restated net reserves at beginning of period	11,620,393	10,703,925
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	2,308,309	2,222,671
Increase in estimates for claims occurring in prior years (2) (3)	1,530	2,050
Loss reserve discount accretion	15,399	17,658
Total	2,325,238	2,242,379
Net payments for claims:
Current year	279,703	289,154
Prior years	1,485,116	1,545,471
Total	1,764,819	1,834,625
Foreign currency translation	(16,153)	(45,572)
Net reserves at end of period	12,164,659	11,066,107
Ceded reserves at end of period	2,316,288	2,022,797
Gross reserves at end of period	$14,480,947	$13,088,904
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $10 million and $5 million for the six months ended June 30, 2021 and 2020, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $16 million and $8 million for the six months ended June 30, 2021 and 2020, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $4 million and $7 million for the six months ended June 30, 2021 and 2020, respectively.
The COVID-19 global pandemic has impacted, and may further impact, the Company’s results through its effect on claim frequency and severity. Loss cost trends have been impacted and may be further impacted by COVID-19-related claims in certain lines of business. Losses incurred from COVID-19-related claims have been offset, to a certain extent, by lower claim frequency in certain lines of our businesses; however, as the economy and legal systems have reopened, the benefit of lower claim frequency has begun to abate. Although as populations have continued to be vaccinated against the virus and the effects of the pandemic have receded in many jurisdictions, most particularly the United States, it remains too early to determine the ultimate net impact of COVID-19 on the Company. New variants of the COVID-19 virus, including the “Delta” variant, and the slowing of vaccination rates among certain populations continue to create risks with respect to loss costs and the potential for renewed impact of the other effects of COVID-19 associated with economic conditions, inflation, and social distancing and work from home rules.
Most of the COVID-19-related claims reported to the Company to date involve certain short-tailed lines of business, including contingency and event cancellation, business interruption, and film production delay. The Company has also received COVID-19-related claims for longer-tailed casualty lines of business such as workers’ compensation and other liability; however, the estimated incurred loss impact for these reported claims are not material at this time. Given the continuing uncertainty regarding the pandemic's pervasiveness, the future impact that the pandemic may have on claim frequency and severity remains uncertain at this time.
The Company has estimated the potential COVID-19 impact to its contingency and event cancellation, workers’ compensation, and other lines of business under a number of possible scenarios; however, due to COVID-19’s continued evolving impact, there remains a high degree of uncertainty around the Company’s COVID-19 reserves. In addition, should the pandemic continue or worsen as a result of new COVID-19 variants or otherwise, governments in the jurisdictions where we operate may renew their efforts to expand policy coverage terms beyond the policy’s intended coverage. Accordingly, losses arising from these actions, and the other factors described above, could exceed the Company’s reserves established for those related policies.
As of June 30, 2021, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $241 million, of which $208 million relates to the Insurance segment and $33 million relates to the Reinsurance

& Monoline Excess segment. Such $241 million of COVID-19-related losses included $164 million of reported losses and $77 million of IBNR. For the six months ended June 30, 2021, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $40 million, of which $38 million relates to the Insurance segment and $2 million relates to the Reinsurance & Monoline Excess segment.
During the six months ended June 30, 2021, favorable prior year development (net of additional and return premiums) of $4 million included $12 million of favorable development for the Insurance segment, partially offset by $8 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on the 2020 accident year, partially offset by adverse development on the 2016 through 2019 accident years. The favorable development on the 2020 accident year was largely concentrated in the commercial auto liability and other liability lines of business. During 2020 the Company achieved larger rate increases in these lines of business than were contemplated in our budget and in our initial loss ratio selections. The Company also experienced significantly lower reported claim frequency in these lines in 2020 relative to historical averages, and lower reported incurred losses relative to our expectations. We believe that the lower claim frequency and lower reported incurred losses were caused by the impacts of the COVID-19 pandemic, for example, lockdowns, reduced driving and traffic, work from home, court closures, etc.; however, due to the ongoing uncertainty regarding the ultimate impacts of the pandemic on accident year 2020 incurred losses, the Company did not adjust its reserves due to these lower trends during 2020. However, as the accident year has begun to mature, the Company has recognized some of the favorable accident year 2020 experience in its ultimate loss picks made as of June 30, 2021. The adverse development on the 2016 through 2019 accident years is concentrated in the other liability line of business, and is driven by a larger number than expected of large losses reported. The large losses particularly impacted directors and officers liability and excess and surplus lines casualty classes of business.
The overall adverse development for the Reinsurance & Monoline Excess segment was mainly concentrated in the non-proportional reinsurance assumed liability and non-proportional reinsurance assumed property lines of business, related to accident years 2018 through 2020. The development was driven by higher than expected reported losses on excess of loss treaties written in the U.S. and U.K.
During the six months ended June 30, 2020, favorable prior year development (net of additional and return premiums) of $7 million included $12 million of favorable development for the Insurance segment, partially offset by $5 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on workers’ compensation business, partially offset by adverse development on professional liability business. The favorable workers’ compensation development was spread across many accident years, including prior to 2010, but was especially significant in accident year 2019. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The Company's ongoing workers’ compensation claims management efforts, including active medical case management and use of networks and specialty vendors to control medical and pharmaceutical benefit costs, have also added to the favorable workers’ compensation prior year development. The adverse professional liability development was concentrated in accident years 2016 through 2018 and predominately resulted from a greater than expected number of large losses being reported in the period in two niches of our professional liability business.
The adverse development for the Reinsurance & Monoline Excess segment was mainly driven by non-proportional reinsurance assumed liability business written in the U.K., primarily from accident years 2014 through 2018. The development was driven by a greater than expected number of reported large losses during the period.

(17) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2021		December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$15,653,508	$15,666,436	$14,159,369	$14,173,629
Equity securities	642,993	642,993	625,667	625,667
Arbitrage trading account	634,276	634,276	341,473	341,473
Loans receivable	116,009	117,510	84,913	86,596
Cash and cash equivalents	1,790,199	1,790,199	2,372,366	2,372,366
Trading account receivables from brokers and clearing organizations	361,586	361,586	524,727	524,727
Due from broker	—	—	2,585	2,585
Liabilities:
Due to broker	63,276	63,276	—	—
Trading account securities sold but not yet purchased	190	190	10,048	10,048
Senior notes and other debt	1,911,753	2,176,756	1,623,025	1,892,444
Subordinated debentures	1,007,293	1,112,812	1,102,309	1,202,842
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

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2021	2020	2021	2020
Written premiums:
Direct	$2,395,114	$1,892,359	$4,572,276	$3,856,848
Assumed	266,122	239,887	573,672	506,769
Ceded	(449,055)	(392,428)	(883,729)	(777,953)
Total net premiums written	$2,212,181	$1,739,818	$4,262,219	$3,585,664

Earned premiums:
Direct	$2,151,739	$1,804,844	$4,154,784	$3,634,558
Assumed	259,166	232,996	518,707	461,210
Ceded	(439,281)	(360,925)	(851,911)	(727,435)
Total net premiums earned	$1,971,624	$1,676,915	$3,821,580	$3,368,333

Ceded losses and loss expenses incurred	$255,163	$232,873	$553,903	$468,055
Ceded commissions earned	$106,834	$85,593	$208,515	$166,638

The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the six months ended June 30, 2021 and 2020:

(In thousands)	2021	2020
Allowance for expected credit losses, beginning of period	$22,883	$19,823
Cumulative effect adjustment resulting from changes in accounting principles	—	1,270
Provision for expected credit losses	1,925	1,013
Allowance for expected credit losses, end of period	$24,808	$22,106
The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended June 30, 2021 and 2020:

(In thousands)	2021	2020
Allowance for expected credit losses, beginning of period	$24,264	$21,524
Provision for expected credit losses	544	582
Allowance for expected credit losses, end of period	$24,808	$22,106
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses.
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the six months ended June 30, 2021 and 2020:

(In thousands)	2021	2020
Allowance for expected credit losses, beginning of period	$7,801	$690
Cumulative effect adjustment resulting from changes in accounting principles	—	5,927
Provision for expected credit losses	(518)	558
Allowance for expected credit losses, end of period	$7,283	$7,175
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended June 30, 2021 and 2020:

(In thousands)	2021	2020
Allowance for expected credit losses, beginning of period	$7,373	$6,800
Provision for expected credit losses	(90)	375
Allowance for expected credit losses, end of period	$7,283	$7,175

(19) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $23 million for both the six months ended June 30, 2021 and 2020. A summary of RSUs issued in the six months ended June 30, 2021 and 2020 follows:

($ in thousands)	Units	Fair Value
2021	1,531	$75
2020	724	$57

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
    The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2021	2020	2021	2020
Leases:
Lease cost	$11,429	$10,878	$22,693	$22,114
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$11,920	$11,479	$23,297	$22,309
Right-of-use assets (reduced) obtained in exchange for new lease liabilities	$(181)	$2,682	$(151)	$4,294

	As of June 30,
($ in thousands)	2021	2020
Right-of-use assets	$148,455	$180,011
Lease liabilities	$185,738	$219,444
Weighted-average remaining lease term	6.7 years	6.8 years
Weighted-average discount rate	5.95%	5.94%
Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	June 30, 2021
Contractual Maturities:
2021	$22,960
2022	42,677
2023	39,081
2024	32,467
2025	23,227
Thereafter	59,736
Total undiscounted future minimum lease payments	220,148
Less: Discount impact	(34,410)
Total lease liability	$185,738

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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended June 30, 2021
Insurance	$1,727,202	$116,703	$8,212	$1,852,117	$291,290	$230,313
Reinsurance & Monoline Excess	244,422	46,879	—	291,301	74,794	59,334
Corporate, other and eliminations (3)	—	4,605	124,000	128,604	(90,208)	(71,209)
Net investment gains	—	—	24,064	24,064	24,064	18,800
Total	$1,971,624	$168,187	$156,276	$2,296,086	$299,940	$237,238
Three months ended June 30, 2020
Insurance	$1,465,044	$44,105	$8,018	$1,517,167	$76,546	$48,607
Reinsurance & Monoline Excess	211,871	23,461	—	235,332	12,566	10,689
Corporate, other and eliminations (3)	—	17,865	87,777	105,642	(61,548)	(47,823)
Net investment gains	—	—	77,885	77,885	77,885	59,787
Total	$1,676,915	$85,431	$173,680	$1,936,026	$105,449	$71,260
Six months ended June 30, 2021
Insurance	$3,332,181	$221,941	$16,490	$3,570,612	$548,399	$429,022
Reinsurance & Monoline Excess	489,399	84,587	—	573,986	143,443	113,806
Corporate, other and eliminations (3)	—	20,236	229,218	249,454	(154,737)	(123,817)
Net investment gains	—	—	58,903	58,903	58,903	47,752
Total	$3,821,580	$326,764	$304,611	$4,452,955	$596,008	$466,763
Six Months Ended June 30, 2020
Insurance	$2,949,999	$167,564	$16,490	$3,134,053	$252,493	$185,467
Reinsurance & Monoline Excess	418,334	61,171	—	479,505	49,080	39,877
Corporate, other and eliminations (3)	—	31,459	200,907	232,366	(103,302)	(81,689)
Net investment losses	—	—	(99,289)	(99,289)	(99,289)	(76,813)
Total	$3,368,333	$260,194	$118,108	$3,746,635	$98,982	$66,842
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2) Revenues for Insurance from foreign countries for the three months ended June 30, 2021 and 2020 were $221 million and $149 million, respectively, and for the six months ended June 30, 2021 and 2020 were $418 million and $317 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign countries for the three months ended June 30, 2021 and 2020 were $90 million and $65 million, respectively, and for the six months ended June 30, 2021 and 2020 were $178 million and $134 million, respectively.
(3) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	June 30, 2021	December 31, 2020
Insurance	$22,771,988	$21,702,328
Reinsurance & Monoline Excess	4,670,226	4,654,158
Corporate, other and eliminations	2,855,703	2,215,479
Consolidated	$30,297,917	$28,571,965

    Net premiums earned by major line of business are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2021	2020	2021	2020
Insurance:
Other liability	$638,404	$544,465	$1,240,306	$1,091,594
Short-tail lines (1)	339,890	295,968	664,630	591,446
Workers' compensation	291,471	278,699	558,920	580,299
Commercial automobile	237,444	190,335	458,205	379,978
Professional liability	219,993	155,577	410,120	306,682
Total Insurance	1,727,202	1,465,044	3,332,181	2,949,999

Reinsurance & Monoline Excess:
Casualty reinsurance	152,531	130,459	302,169	253,190
Monoline excess (2)	48,247	41,062	94,120	83,224
Property reinsurance	43,644	40,350	93,110	81,920
Total Reinsurance & Monoline Excess	244,422	211,871	489,399	418,334

Total	$1,971,624	$1,676,915	$3,821,580	$3,368,333
______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
(2) Monoline excess includes operations that solely retain risk on an excess basis.

SAFE HARBOR STATEMENT

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2021 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts, including claims for cybersecurity-related risks; natural and man-made catastrophic losses, including as a result of terrorist activities; the ongoing COVID-19 pandemic; the impact of climate change, which may alter the frequency and increase the severity of catastrophe events; general economic and market activities, including inflation, interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; foreign currency and political risks (including those associated with the United Kingdom's withdrawal from the European Union, or "Brexit") relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2019; the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; potential difficulties with technology and/or cyber security issues; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
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
The COVID-19 pandemic, including the related impact on the U.S. and global economies, has adversely affected our results of operations. For the six months ended June 30, 2021, the Company recorded approximately $40 million for current accident year COVID-19-related losses, net of reinsurance. At the same time, COVID-19 has led to reduced loss frequency in certain lines of business (which has begun a return to pre-pandemic levels as many economies and legal systems have reopened as a result of populations becoming vaccinated). The ultimate impact of COVID-19 on the economy and the Company’s results of operations, financial position and liquidity is not within the Company’s control and unclear due to, among other factors, uncertainty in connection with its claims, reserves and reinsurance recoverables.
The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate. While many of the potential impacts on the Company have receded as populations have begun to become vaccinated, new variants of the COVID-19 virus, including the “Delta” variant, and the slowing of vaccination rates among certain populations, continue to create risks to the Company. As a result, the impact of COVID-19 on the Company’s results of operations for the first six months of 2021 is not necessarily indicative of its impact for the remainder of 2021 or beyond. Despite the effects of COVID-19 to date, the Company’s financial position and liquidity improved for the six months ended June 30, 2021.

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
    Our net reserves for losses and loss expenses of approximately $12.2 billion as of June 30, 2021 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $2.7 billion, or 22%, of the Company’s net loss reserves as of June 30, 2021 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.

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
    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	June 30, 2021	December 31, 2020
Insurance	$9,507,305	$9,034,969
Reinsurance & Monoline Excess	2,657,354	2,585,424
Net reserves for losses and loss expenses	12,164,659	11,620,393
Ceded reserves for losses and loss expenses	2,316,288	2,164,037
Gross reserves for losses and loss expenses	$14,480,947	$13,784,430

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
June 30, 2021
Other liability	$1,673,040	$2,998,980	$4,672,020
Workers’ compensation (1)	993,429	871,719	1,865,148
Professional liability	430,557	973,725	1,404,282
Commercial automobile	449,611	404,732	854,343
Short-tail lines (2)	297,384	414,128	711,512
Total Insurance	3,844,021	5,663,284	9,507,305
Reinsurance & Monoline Excess (1) (3)	1,473,208	1,184,146	2,657,354
Total	$5,317,229	$6,847,430	$12,164,659

December 31, 2020
Other liability	$1,534,514	$2,864,760	$4,399,274
Workers’ compensation (1)	977,035	873,072	1,850,107
Professional liability	414,104	875,163	1,289,267
Commercial automobile	442,975	398,688	841,663
Short-tail lines (2)	295,313	359,345	654,658
Total Insurance	3,663,941	5,371,028	9,034,969
Reinsurance & Monoline Excess (1) (3)	1,442,099	1,143,325	2,585,424
Total	$5,106,040	$6,514,353	$11,620,393
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $472 million and $483 million as of June 30, 2021 and December 31, 2020, respectively.
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
    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the six months ended June 30, 2021 and 2020 are as follows:

(In thousands)	2021	2020
Net increase in prior year loss reserves	$(1,530)	$(2,050)
Increase in prior year earned premiums	5,384	9,077
Net favorable prior year development	$3,854	$7,027
The COVID-19 global pandemic has impacted, and may further impact, the Company’s results through its effect on claim frequency and severity. Loss cost trends have been impacted and may be further impacted by COVID-19-related claims in certain lines of business. Losses incurred from COVID-19-related claims have been offset, to a certain extent, by lower claim frequency in certain lines of our businesses; however, as the economy and legal systems have reopened, the benefit of lower claim frequency has begun to abate. Although as populations have continued to be vaccinated against the virus and the effects of the pandemic have receded in many jurisdictions, most particularly the United States, it remains too early to determine the ultimate net impact of COVID-19 on the Company. New variants of the COVID-19 virus, including the “Delta” variant, and the slowing of vaccination rates among certain populations continue to create risks with respect to loss costs and the potential for renewed impact of the other effects of COVID-19 associated with economic conditions, inflation, and social distancing and work from home rules.
Most of the COVID-19-related claims reported to the Company to date involve certain short-tailed lines of business, including contingency and event cancellation, business interruption, and film production delay. The Company has also received COVID-19-related claims for longer-tailed casualty lines of business such as workers’ compensation and other liability; however, the estimated incurred loss impact for these reported claims are not material at this time. Given the continuing uncertainty regarding the pandemic's pervasiveness, the future impact that the pandemic may have on claim frequency and severity remains uncertain at this time.
The Company has estimated the potential COVID-19 impact to its contingency and event cancellation, workers’ compensation, and other lines of business under a number of possible scenarios; however, due to COVID-19’s continued evolving impact, there remains a high degree of uncertainty around the Company’s COVID-19 reserves. In addition, should the pandemic continue or worsen as a result of new COVID-19 variants or otherwise, governments in the jurisdictions where we operate may renew their efforts to expand policy coverage terms beyond the policy’s intended coverage. Accordingly, losses arising from these actions, and the other factors described above, could exceed the Company’s reserves established for those related policies.
As of June 30, 2021, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $241 million, of which $208 million relates to the Insurance segment and $33 million relates to the Reinsurance & Monoline Excess segment. Such $241 million of COVID-19-related losses included $164 million of reported losses and $77 million of IBNR. For the six months ended June 30, 2021, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $40 million, of which $38 million relates to the Insurance segment and $2 million relates to the Reinsurance & Monoline Excess segment.
During the six months ended June 30, 2021, favorable prior year development (net of additional and return premiums) of $4 million included $12 million of favorable development for the Insurance segment, partially offset by $8 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on the 2020 accident year, partially offset by adverse development on the 2016 through 2019 accident years. The favorable development on the 2020 accident year was largely concentrated in the commercial auto liability and other liability lines of business. During 2020 the Company achieved larger rate increases in these lines of business than were contemplated in our budget and in our initial loss ratio selections. The Company also experienced significantly lower reported claim frequency in these lines in 2020 relative to historical averages, and lower reported incurred losses relative to our expectations. We believe that the lower claim frequency and lower reported incurred losses were caused by the impacts of the COVID-19 pandemic, for example, lockdowns, reduced driving and traffic, work from home, court closures, etc.; however, due to the ongoing uncertainty regarding the ultimate impacts of the pandemic on accident year 2020 incurred losses, the Company did not adjust its reserves due to these lower trends during 2020. However, as the accident year has begun to mature, the Company has recognized some of the favorable accident year 2020 experience in its ultimate loss picks made as of June 30, 2021. The adverse development on the 2016 through 2019 accident years is concentrated in the other liability line of business, and is driven by a larger number than expected of large losses reported. The large losses particularly impacted directors and officers liability and excess and surplus lines casualty classes of business.
The overall adverse development for the Reinsurance & Monoline Excess segment was mainly concentrated in the non-proportional reinsurance assumed liability and non-proportional reinsurance assumed property lines of business, related to accident years 2018 through 2020. The development was driven by higher than expected reported losses on excess of loss treaties written in the U.S. and U.K.
During the six months ended June 30, 2020, favorable prior year development (net of additional and return premiums) of $7 million included $12 million of favorable development for the Insurance segment, partially offset by $5 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on workers’ compensation business, partially offset by adverse development on professional liability business. The favorable workers’ compensation development was spread across many accident years, including prior to 2010, but was especially significant in accident year 2019. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The Company's ongoing workers’ compensation claims management efforts, including active medical case management and use of networks and specialty vendors to control medical and pharmaceutical benefit costs, have also added to the favorable workers’ compensation prior year development. The adverse professional liability development was concentrated in accident years 2016 through 2018 and predominately resulted from a greater than expected number of large losses being reported in the period in two niches of our professional liability business.
The adverse development for the Reinsurance & Monoline Excess segment was mainly driven by non-proportional reinsurance assumed liability business written in the U.K., primarily from accident years 2014 through 2018. The development was driven by a greater than expected number of reported large losses during the period.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,406 million and $1,655 million at June 30, 2021 and December 31, 2020, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $472 million and $483 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.5%.
    Substantially all of the workers’ compensation discount (97% of total discounted reserves at June 30, 2021) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at June 30, 2021), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $54 million at June 30, 2021 and $44 million at December 31, 2020. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
    Allowance for Expected Credit Losses on Investments.
    Fixed Maturity Securities – For fixed maturity securities in an unrealized loss position where the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery in value, the amortized cost basis is written down to fair value through net investment gains (losses). For fixed maturity securities in an unrealized loss position where the Company does not intend to sell, or it is more likely than not that it will not be required to sell the security before recovery in value, the Company evaluates whether the decline in fair value has resulted from credit losses or all other factors (non-credit factors). In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for expected credit losses is recorded for the credit loss through net investment gains (losses), limited by the amount that the fair value is less than the amortized cost basis. Effective January 1, 2020, the allowance is adjusted for any change in expected credit losses and subsequent recoveries through net investment gains (losses). The impairment related to non-credit factors is recognized in other comprehensive income (loss).
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
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2021 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	27	$108,910	$30,171
Corporate	10	36,482	2,058
Mortgage-backed	4	276	19
Asset-backed	1	113	1
Total	42	$145,781	$32,249
    As of June 30, 2021, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $19 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $2 million and $5 million as of June 30, 2021 and December 31, 2020, respectively.
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
    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of June 30, 2021:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$15,340,983	98.5%
Syndicate manager	52,962	0.3
Directly by the Company based on:
Observable data	185,982	1.2
Total	$15,579,927	100.0%
    Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2021, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Six Months Ended June 30, 2021 and 2020
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2021 and 2020. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2021	2020
Insurance:
Gross premiums written	$4,561,859	$3,859,511
Net premiums written	3,734,036	3,126,475
Net premiums earned	3,332,181	2,949,999
Loss ratio	61.3%	66.1%
Expense ratio	28.9%	31.0%
GAAP combined ratio	90.2%	97.1%
Reinsurance & Monoline Excess:
Gross premiums written	$584,089	$504,107
Net premiums written	528,183	459,189
Net premiums earned	489,399	418,334
Loss ratio	57.4%	70.3%
Expense ratio	30.6%	32.6%
GAAP combined ratio	88.0%	102.9%
Consolidated:
Gross premiums written	$5,145,948	$4,363,618
Net premiums written	4,262,219	3,585,664
Net premiums earned	3,821,580	3,368,333
Loss ratio	60.8%	66.6%
Expense ratio	29.1%	31.2%
GAAP combined ratio	89.9%	97.8%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the six months ended June 30, 2021 and 2020:

(In thousands, except per share data)	2021	2020
Net income to common stockholders	$466,763	$66,842
Weighted average diluted shares	186,985	190,078
Net income per diluted share	$2.50	$0.35
    The Company reported net income to common stockholders of $467 million in 2021 compared to $67 million in 2020. The $400 million increase in net income was primarily due to an after-tax increase in underwriting income of $244 million mainly due to the growth in premium rates and exposure as well as reductions in loss ratio partly due to lower catastrophe losses and in expense ratio driven by net earned premium growth outpacing expense growth, an after-tax increase in net investment gains of $125 million (primarily resulting from the sale of certain real estate assets, change in market value on equity securities and the gain from disposition of an asset in an investment fund), an after-tax increase in net investment income of $52 million primarily due to investment funds, a reduction of $10 million in tax expense due to a change in the effective tax rate, an after-tax increase in profits from non-insurance businesses of $4 million and an after-tax increase in profit from insurance service businesses of $2 million, partially offset by an after-tax decrease in foreign currency gains of $17 million, an after-tax increase in corporate expenses of $18 million which includes an after-tax debt extinguishment expense of $9 million on debt redeemed in 2021 and increased incentive compensation costs, an after-tax decrease in other income of $1 million and an after-tax increase in minority interest expense of $1 million. The number of weighted average diluted shares decreased by approximately three million for 2021 compared to 2020 mainly reflecting shares repurchased in 2020 and 2021.

    Premiums. Gross premiums written were $5,146 million in 2021, an increase of 18% from $4,364 million in 2020. The increase was due to a $702 million increase in the Insurance segment and a $80 million increase in the Reinsurance & Monoline Excess segment. Approximately 81% of premiums expiring in 2021 were renewed, and 79% of premiums expiring in 2020 were renewed.
    Average renewal premium rates for insurance and facultative reinsurance increased 9.8% in 2021 when adjusted for changes in exposures, and increased 11.2% excluding workers' compensation.
    A summary of gross premiums written in 2021 compared with 2020 by line of business within each business segment follows:
•Insurance - gross premiums increased 18% to $4,562 million in 2021 from $3,860 million in 2020. Gross premiums increased $248 million (18%) for other liability, $234 million (43%) for professional liability, $119 million (27%) for commercial auto and $101 million (11%) for short-tail lines.
•Reinsurance & Monoline Excess - gross premiums increased 16% to $584 million in 2021 from $504 million in 2020. Gross premiums increased $57 million (20%) for casualty reinsurance, $21 million (19%) for monoline excess and $2 million (2%) for property reinsurance.
    Net premiums written were $4,262 million in 2021, an increase of 19% from $3,586 million in 2020. Ceded reinsurance premiums as a percentage of gross written premiums were 17% in 2021 and 18% in 2020.
    Premiums earned increased 13% to $3,822 million in 2021 from $3,368 million in 2020. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2021 are related to business written during both 2021 and 2020. Audit premiums were $84 million in 2021 compared with $83 million in 2020.
    Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2021 and 2020:

	Amount		Average Annualized Yield
($ in thousands)	2021	2020	2021	2020
Fixed maturity securities, including cash and cash equivalents and loans receivable	$191,673	$233,861	2.2%	3.1%
Investment funds	100,246	(16,975)	14.8	(2.8)
Arbitrage trading account	22,989	32,442	8.4	11.6
Equity securities	13,392	4,288	4.9	2.4
Real estate	2,032	11,141	0.2	1.1
Gross investment income	330,332	264,757	3.1	2.7
Investment expenses	(3,568)	(4,563)	—	—
Total	$326,764	$260,194	3.0%	2.7%
    Net investment income increased 26% to $327 million in 2021 from $260 million in 2020 due primarily to a $117 million increase in income from investment funds primarily from financial services and energy funds, a $9 million increase from equity securities and a $1 million decrease in investment expense, partially offset by a $42 million decrease in income from fixed maturity securities mainly driven by lower investment yields, a $9 million decrease from the arbitrage trading account and a $9 million decrease in real estate. The Company shortened the duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. Average invested assets, at cost (including cash and cash equivalents), were $21.6 billion in 2021 and $19.5 billion in 2020.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $48 million in 2021 from $46 million in 2020, mainly due to the business recovery from the pandemic.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $72 million in 2021 compared with net losses of $82 million in 2020. The gains of $72 million in 2021 reflect net realized gains on investments of $115 million (primarily due to the sale of certain real estate assets and the disposition of an investment fund) partially offset by an increase in unrealized losses on equity securities of $43 million. In 2020, the net losses of $82 million reflected net realized gains on investment sales of $11 million and an increase in unrealized losses on equity securities of $93 million, which was primarily due to market disruptions as a result of COVID-19.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the six months ended June 30, 2021, the pre-tax change in allowance for expected credit losses on investments increased by $13 million ($10 million after-tax), which is reflected in net investment gains (losses), primarily related to foreign government securities which did not previously have an allowance. For the six months ended June 30, 2020, the pre-tax change in allowance for expected credit losses on investments increased by $18 million ($14 million after-tax), which is reflected in net investment gains (losses) primarily related to market disruptions as a result of COVID-19.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $197 million in 2021 and $169 million in 2020. The increase mainly relates to the business recovery from COVID-19 on aviation-related and textile businesses.
    Losses and Loss Expenses. Losses and loss expenses increased to $2,325 million in 2021 from $2,242 million in 2020. The consolidated loss ratio was 60.8% in 2021 and 66.6% in 2020. Catastrophe losses, net of reinsurance recoveries, were $80 million (including current accident year losses of approximately $40 million related to COVID-19) in 2021 and $225 million (including losses of approximately $143 million related to COVID-19) in 2020. Favorable prior year reserve development (net of premium offsets) was $4 million in 2021 and $7 million in 2020. The loss ratio excluding catastrophe losses and prior year reserve development was 58.8% in 2021 and 60.1% in 2020.
    A summary of loss ratios in 2021 compared with 2020 by business segment follows:
•Insurance - The loss ratio was 61.3% in 2021 and 66.1% in 2020. Catastrophe losses were $70 million in 2021 compared with $171 million in 2020. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $38 million, primarily related to contingency and event cancellation coverage. Favorable prior year reserve development was $12 million in both 2021 and 2020. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.9 points to 59.7% in 2021 from 60.6% in 2020.
•Reinsurance & Monoline Excess - The loss ratio was 57.4% in 2021 and 70.3% in 2020. Catastrophe losses were $10 million in 2021 compared with $54 million in 2020. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $2 million, primarily related to excess workers’ compensation and short-tail lines. Adverse prior year reserve development was $8 million in 2021 and $5 in 2020. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.7 points to 53.5% in 2021 from 56.2% in 2020.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2021	2020
Policy acquisition and insurance operating expenses	$1,111,483	$1,051,158
Insurance service expenses	42,575	42,995
Net foreign currency gains	(6,719)	(28,923)
Debt extinguishment costs	11,520	—
Other costs and expenses	105,114	93,943
Total	$1,263,973	$1,159,173
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 6% and net premiums earned increased 13% from 2020. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) was 29.1% in 2021 and 31.2% in 2020. The improvement is primarily attributable to higher net premiums earned outpacing compensation expense growth and lower travel and entertainment expenses due to the global pandemic. However, to the extent our net premiums earned decrease or travel and entertainment expenses increase, due to the impact of the COVID-19 pandemic or otherwise, our expense ratio would be expected to increase.
    Service expenses, which represent the costs associated with the fee-based businesses, were $43 million in both 2021 and 2020.
    Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $7 million in 2021 compared to $29 million in 2020. The reduction in gains is primarily related to less weakening of the Argentine Peso compared to the USD in 2021 versus 2020 and strengthening of the GBP compared to the USD in 2021 versus weakening in 2020.
Debt extinguishment costs of $12 million related to the redemption of $400 million of subordinated debentures in March and June 2021 that were due in 2056.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $105 million in 2021 from $94 million in 2020, primarily due to the increase in non-recurring performance-based compensation costs in 2021.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $193 million in 2021 compared to $171 million in 2020. The increase mainly relates to the business recovery from COVID-19 on aviation-related and textile businesses.
Interest Expense. Interest expense was $75 million in both 2021 and 2020. In May 2020, the Company issued $300 million aggregate principal amount of 4.00% senior notes due 2050. In September 2020, the Company issued an additional $170 million aggregate principal amount of 4.00% senior notes due 2050 and $250 million aggregate principal amount of 4.25% subordinated debentures due 2060 and repaid $300 million aggregate principal amount of 5.375% senior notes at maturity. In October 2020, the Company redeemed $350 million aggregate principal amount of 5.625% subordinated debentures due 2053. In February 2021, the Company issued $300 million aggregate principal amount of 4.125% subordinated debenture due 2061. In March 2021, the Company issued $400 million aggregate principal amount of 3.55% senior notes due 2052 and redeemed its $110 million aggregate principal amount of 5.90% subordinated debentures due 2056. On June 1, 2021, the Company redeemed the $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056. These redemptions resulted in debt extinguishment costs of $12 million during six months ended June 30, 2021. Additionally in second quarter of 2021, the Company sold a real estate asset which resulted in a $102 million reduction of the Company's debt that was supporting the property.
The redemption of debentures and issuance of additional debentures in 2021, as described below in "Liquidity and Capital Resources -- Debt," are expected to decrease interest expense in 2021 and forward.
Income Taxes. The effective income tax rate was 21.2% in 2021 and 31.2% in 2020. For the six months ended June 30, 2021, the effective income tax rate differs from the federal income tax rate of 21% principally because of state and foreign income taxes, which was partially offset by tax-exempt investment income and tax benefits related to equity-based compensation. The increased effective income tax rate for the six months ended June 30, 2020 was principally because foreign jurisdictions were limited on the utilization of losses at different tax rates.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $119 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

Results of Operations for the Three Months Ended June 30, 2021 and 2020
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2021 and 2020. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2021	2020
Insurance:
Gross premiums written	$2,421,846	$1,917,702
Net premiums written	1,994,212	1,543,157
Net premiums earned	1,727,202	1,465,044
Loss ratio	61.4%	67.0%
Expense ratio	28.5%	30.7%
GAAP combined ratio	89.9%	97.7%
Reinsurance & Monoline Excess:
Gross premiums written	$239,390	$214,544
Net premiums written	217,969	196,661
Net premiums earned	244,422	211,871
Loss ratio	58.2%	72.2%
Expense ratio	30.4%	32.9%
GAAP combined ratio	88.6%	105.1%
Consolidated:
Gross premiums written	$2,661,236	$2,132,246
Net premiums written	2,212,181	1,739,818
Net premiums earned	1,971,624	1,676,915
Loss ratio	61.0%	67.7%
Expense ratio	28.7%	31.0%
GAAP combined ratio	89.7%	98.7%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended June 30, 2021 and 2020:

(In thousands, except per share data)	2021	2020
Net income to common stockholders	$237,238	$71,260
Weighted average diluted shares	187,106	187,862
Net income per diluted share	$1.27	$0.38
    The Company reported net income to common stockholders of $237 million in 2021 compared to $71 million in 2020. The $166 million increase in net income was primarily due to an after-tax increase in underwriting income of $142 million mainly due to the growth in premium rates and exposure as well as reductions in loss ratio partly due to lower catastrophe losses and in expense ratio driven by net earned premium growth outpacing expense growth, an after-tax increase in net investment income of $66 million primarily due to investment funds, a reduction of $12 million in tax expense due to a change in the effective tax rate, an after-tax increase in profits from non-insurance businesses of $2 million, an after-tax increase in profit from insurance service businesses of $1 million and a less than $1 million after-tax increase in other income, partially offset by an after-tax reduction in net investment gains of $42 million primarily due to change in market value on equity securities partially offset by the sale of a real estate asset, an after-tax increase in corporate expenses of $10 million which includes an after-tax debt extinguishment expense of $6 million on debt redeemed in the second quarter of 2021 and an after-tax decrease in foreign currency gains of $5 million. The number of weighted average diluted shares decreased by less than one million for 2021 compared to 2020 mainly reflecting shares repurchased in 2020 and 2021.

    Premiums. Gross premiums written were $2,661 million in 2021, an increase of 25% from $2,132 million in 2020. The increase was due to a $504 million increase in the Insurance segment and a $25 million increase in the Reinsurance & Monoline Excess segment. Approximately 81% of premiums expiring in 2021 were renewed, and 78% of premiums expiring in 2020 were renewed.
    Average renewal premium rates for insurance and facultative reinsurance increased 8.5% in 2021 when adjusted for changes in exposures, and increased 9.7% excluding workers' compensation.
    A summary of gross premiums written in 2021 compared with 2020 by line of business within each business segment follows:
•Insurance - gross premiums increased 26% to $2,422 million in 2021 from $1,918 million in 2020. Gross premiums increased $166 million (25%) for other liability, $142 million (50%) for professional liability, $76 million (34%) for commercial auto, $76 million (16%) for short-tail lines and $44 million (16%) for workers' compensation lines.
•Reinsurance & Monoline Excess - gross premiums increased 12% to $239 million in 2021 from $215 million in 2020. Gross premiums increased $24 million (17%) for casualty reinsurance and $5 million (25%) for monoline excess, partially offset by a $5 million (9%) reduction for property reinsurance.
    Net premiums written were $2,212 million in 2021, an increase of 27% from $1,740 million in 2020. Ceded reinsurance premiums as a percentage of gross written premiums were 17% in 2021 and 18% in 2020.
    Premiums earned increased 18% to $1,972 million in 2021 from $1,677 million in 2020. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2021 are related to business written during both 2021 and 2020. Audit premiums were $52 million in 2021 compared with $41 million in 2020.
    Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2021 and 2020:

	Amount		Average Annualized Yield
($ in thousands)	2021	2020	2021	2020
Fixed maturity securities, including cash and cash equivalents and loans receivable	$96,996	$105,843	2.2%	2.7%
Investment funds	61,311	(57,552)	17.9	(19.4)
Arbitrage trading account	3,914	31,304	2.5	20.6
Equity securities	7,212	2,726	5.2	3.1
Real estate	872	5,045	0.2	1.0
Gross investment income	170,305	87,366	3.2	1.8
Investment expenses	(2,118)	(1,935)	—	—
Total	$168,187	$85,431	3.1%	1.7%
    Net investment income increased 97% to $168 million in 2021 from $85 million in 2020 due primarily to a $119 million increase in income from investment funds primarily from financial services and energy funds and a $4 million increase from equity securities, partially offset by a $27 million decrease from the arbitrage trading account, a $9 million decrease in income from fixed maturity securities mainly driven by lower investment yields and a $4 million decrease in real estate. The Company shortened the duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. Average invested assets, at cost (including cash and cash equivalents), were $21.9 billion in 2021 and $19.6 billion in 2020.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $22 million in 2021 and $20 million in 2020, an increase mainly due to the business recovery from the pandemic.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $20 million in 2021 compared with net gains of $62 million in 2020. The gains of $20 million in 2021 reflect net realized gains on investments of $39 million (primarily due to the sale of certain real estate assets) partially offset by an increase in unrealized losses on equity securities of $19 million. In 2020, the gains of $62 million reflected net realized losses on investment sales of $261 thousand and an increase in unrealized gains on equity securities of $62 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the three months ended June 30, 2021, the pre-tax change in allowance for expected credit losses on investments decreased by $4 million ($3 million after-tax), which is reflected in net investment gains (losses), primarily related to the disposition of loans which were previously impaired. For the three months ended June 30, 2020, the pre-tax change in allowance for expected credit losses on investments decreased by $16 million ($13 million after-tax), which is reflected in net investment gains (losses), primarily related to market disruptions as a result of COVID-19.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $109 million in 2021 and $76 million in 2020. The increase mainly relates to the business recovery from COVID-19 on aviation-related and textile businesses.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,203 million in 2021 from $1,135 million in 2020. The consolidated loss ratio was 61.0% in 2021 and 67.7% in 2020. Catastrophe losses, net of reinsurance recoveries, were $44 million (including current accident year losses of approximately $25 million related to COVID-19) in 2021 and $146 million (including losses of approximately $86 million related to COVID-19) in 2020. Favorable prior year reserve development (net of premium offsets) was $400 thousand in 2021 and $3 million in 2020. The loss ratio excluding catastrophe losses and prior year reserve development was 58.8% in 2021 and 59.2% in 2020.
    A summary of loss ratios in 2021 compared with 2020 by business segment follows:
•Insurance - The loss ratio was 61.4% in 2021 and 67.0% in 2020. Catastrophe losses were $37 million in 2021 compared with $114 million in 2020. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $23 million, primarily related to contingency and event cancellation coverage. Favorable prior year reserve development was $6 million in 2021 and $5 million in 2020. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.3 points to 59.8% in 2021 from 59.5% in 2020, primarily due to higher than average non-weather related property losses.
•Reinsurance & Monoline Excess - The loss ratio was 58.2% in 2021 and 72.2% in 2020. Catastrophe losses were $7 million in 2021 compared with $32 million in 2020. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $2 million, primarily related to excess workers’ compensation and short-tail lines. Adverse prior year reserve development was $6 million in 2021 and $2 million in 2020. The loss ratio excluding catastrophe losses and prior year reserve development decreased 3.5 points to 52.9% in 2021 from 56.4% in 2020.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2021	2020
Policy acquisition and insurance operating expenses	$565,733	$519,234
Insurance service expenses	21,789	20,423
Net foreign currency losses	(1,125)	(7,382)
Debt extinguishment costs	7,903	—
Other costs and expenses	53,405	48,565
Total	$647,705	$580,840
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 9% and net premiums earned increased 18% from 2020. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 28.7% in 2021 and 31.0% in 2020. The improvement is primarily attributable to higher net premiums earned outpacing compensation expense growth. However, to the extent our net premiums earned decrease or travel and entertainment expenses increase, due to the impact of the COVID-19 pandemic or otherwise, our expense ratio would be expected to increase.
    Service expenses, which represent the costs associated with the fee-based businesses, were $22 million in 2021 and $20 million in 2020.
    Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $1 million in 2021 compared to $7 million in 2020.
Debt extinguishment costs of $8 million in 2021 related to the redemption of a $290 million subordinated debenture in June 2021 that was due in 2056.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $53 million in 2021 from $49 million in 2020, primarily due to the increase in non-recurring performance-based compensation costs in 2021.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $107 million in 2021 compared to $76 million in 2020. The increase mainly relates to the business recovery from COVID-19 on aviation-related and textile businesses.
Interest Expense. Interest expense was $38 million in both 2021 and 2020. In May 2020, the Company issued $300 million aggregate principal amount of 4.00% senior notes due 2050. In September 2020, the Company issued an additional $170 million aggregate principal amount of 4.00% senior notes due 2050 and $250 million aggregate principal amount of 4.25% subordinated debentures due 2060 and repaid $300 million aggregate principal amount of 5.375% senior notes at maturity. In October 2020, the Company redeemed $350 million aggregate principal amount of 5.625% subordinated debentures due 2053. In February 2021, the Company issued $300 million aggregate principal amount of 4.125% subordinated debenture due 2061. In March 2021, the Company issued $400 million aggregate principal amount of 3.55% senior notes due 2052 and redeemed its $110 million aggregate principal amount of 5.90% subordinated debentures due 2056. On June 1, 2021, the Company redeemed the $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056. These redemptions resulted in debt extinguishment costs of $12 million in 2021, including $8 million in the second quarter of 2021. Additionally in second quarter of 2021, the Company sold a real estate asset which resulted in a $102 million reduction of the Company's debt that was supporting the property.
The redemption of debentures and issuance of additional debentures in 2021, as described below in "Liquidity and Capital Resources -- Debt," are expected to decrease interest expense in 2021 and forward.
Income Taxes. The effective income tax rate was 20.8% in 2021 and 32.0% in 2020. The effective income tax rate differs from the federal income tax rate of 21% principally because of state and foreign income taxes, which was partially offset by tax-exempt investment income and tax benefits related to equity-based compensation. The increased effective income tax rate for the three months ended June 30, 2021 was principally because foreign jurisdictions were limited on the utilization of losses at different tax rates.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $119 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.4 years at both June 30, 2021 and December 31, 2020. The Company’s fixed maturity investment portfolio and investment-related assets as of June 30, 2021 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$502,625	2.3%
State and municipal:
Special revenue	2,176,388	9.8
Local general obligation	452,710	2.0
State general obligation	451,588	2.0
Pre-refunded (1)	248,137	1.1
Corporate backed	165,190	0.8
Total state and municipal	3,494,013	15.7
Mortgage-backed:
Agency	661,323	3.0
Commercial	143,586	0.6
Residential-Prime	117,488	0.5
Residential-Alt A	7,029	—
Total mortgage-backed	929,426	4.1
Asset-backed	4,317,863	19.4
Corporate:
Industrial	3,106,003	13.9
Financial	1,633,318	7.3
Utilities	423,848	1.9
Other	177,494	0.8
Total corporate	5,340,663	23.9
Foreign government and foreign government agencies	1,068,918	4.8
Total fixed maturity securities	15,653,508	70.2
Equity securities:
Common stocks	449,500	2.0
Preferred stocks	193,493	0.9
Total equity securities	642,993	2.9
Cash and cash equivalents (2)	2,088,319	9.4
Real estate	1,811,263	8.1
Investment funds	1,368,661	6.1
Arbitrage trading account	634,276	2.8
Loans receivable	116,009	0.5
Total investments	$22,315,029	100.0%
____________________
(1) Pre-refunded securities are securities for which an escrow account has been established to fund the remaining payments of principal and interest through maturity. Such escrow accounts are funded almost exclusively with U.S. Treasury and U.S. government agency securities.
(2) Cash and cash equivalents includes trading accounts receivable from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.

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
Investment Funds. At June 30, 2021, the carrying value of investment funds was $1,369 million, including investments in financial services funds of $452 million, transportation funds of $271 million, real estate funds of $263 million, other funds of $234 million and energy funds of $149 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At June 30, 2021, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City, an office building in London, and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost (net of allowance for expected credit losses), had an amortized cost of $116 million and an aggregate fair value of $118 million at June 30, 2021. The amortized cost of loans receivable is net of an allowance for expected credit losses of $2 million as of June 30, 2021. Loans receivable include real estate loans of $90 million that are secured by commercial and residential real estate located primarily in New York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2026. Loans receivable include commercial loans of $26 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.4 years at both June 30, 2021 and December 31, 2020.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities increased to $696 million in the first six months of 2021 from $580 million in the first six months of 2020, primarily due to an increase in premium receipts, net of reinsurance and commissions settled, partially offset by an increase in tax payments.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 79% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2021. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At June 30, 2021, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,919 million and a face amount of $2,937 million, including $300 million aggregate principal amount of its 4.125% subordinated debentures due 2061 issued in February 2021 as well as $400 million aggregate principal amount of its 3.55% senior notes due 2052 issued in March 2021. The Company redeemed its $110 million aggregate principal amount of 5.90% subordinated debentures due 2056 on March 1, 2021 and its $290 million aggregate principal amount of 5.75% subordinated debentures due 2056 on June 1, 2021. Additionally in the second quarter of 2021, the Company sold a real estate asset which resulted in a $102 million reduction of the Company's debt that was supporting the property. The maturities of the outstanding debt are $3 million in 2021, $426 million in 2022, $3 million in 2025, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060 and $300 million in 2061.
    Equity. At June 30, 2021, total common stockholders’ equity was $6.6 billion, common shares outstanding were 177,413,970 and stockholders’ equity per outstanding share was $37.08. During the six months ended June 30, 2021, the Company repurchased 465,063 shares of its common stock for $30 million. In the second quarter of 2021, the Board declared a regular quarterly cash dividend of $0.13 per share and a special cash dividend of $0.50 per share. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $9.5 billion at June 30, 2021. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 31% at June 30, 2021 and 30% at December 31, 2020.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    The Company did not repurchase any of its shares during the three months ended June 30, 2021, and accordingly the number of shares authorized for purchase by the Company remains 6,269,659.

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

W. R. BERKLEY CORPORATION
Date:	August 2, 2021	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	August 2, 2021	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer