Form 10-Q
period 2021-09-30
BERKLEY W R CORP
filed 2021-11-04
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of October 28, 2021: 176,640,439

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
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $15,809,028 and $13,755,858; allowance for expected credit losses of $17,283 and $2,580 at September 30, 2021 and December 31, 2020, respectively)	$16,073,135	$14,159,369
Real estate	1,842,400	1,960,914
Investment funds	1,400,932	1,309,430
Arbitrage trading account	860,339	341,473
Equity securities	818,738	625,667
Loans receivable (net of allowance for expected credit losses of $1,737 and $5,437 at September 30, 2021 and December 31, 2020, respectively)	115,495	84,913
Total investments	21,111,039	18,481,766
Cash and cash equivalents	2,069,029	2,372,366
Premiums and fees receivable (net of allowance for expected credit losses of $23,676 and $22,883 at September 30, 2021 and December 31, 2020, respectively)	2,524,109	2,167,799
Due from reinsurers (net of allowance for expected credit losses of $7,277 and $7,801 at September 30, 2021 and December 31, 2020, respectively)	2,792,811	2,424,502
Deferred policy acquisition costs	662,636	556,168
Prepaid reinsurance premiums	670,913	648,376
Trading account receivables from brokers and clearing organizations	221,165	524,727
Property, furniture and equipment	419,941	405,930
Goodwill	169,652	169,652
Accrued investment income	126,245	120,464
Current and deferred federal and foreign income taxes	63,654	—
Other assets	713,094	700,215
Total assets	$31,544,288	$28,571,965
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$14,919,576	$13,784,430
Unearned premiums	4,769,313	4,073,191
Due to reinsurers	557,478	426,124
Trading account securities sold but not yet purchased	739	10,048
Current and deferred federal and foreign income taxes	—	48,495
Other liabilities	1,367,353	1,178,546
Senior notes and other debt	2,258,646	1,623,025
Subordinated debentures	1,007,472	1,102,309
Total liabilities	24,880,577	22,246,168
Equity:
Preferred stock, par value $0.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $0.20 per share:
Authorized 750,000,000 shares, issued and outstanding, net of treasury shares, 176,638,884 and 177,825,150 shares, respectively	70,535	70,535
Additional paid-in capital	1,018,300	1,012,483
Retained earnings	8,920,334	8,348,381
Accumulated other comprehensive loss	(190,862)	(62,172)
Treasury stock, at cost, 176,037,616 and 174,851,350 shares, respectively	(3,169,866)	(3,058,425)
Total stockholders’ equity	6,648,441	6,310,802
Noncontrolling interests	15,270	14,995
Total equity	6,663,711	6,325,797
Total liabilities and equity	$31,544,288	$28,571,965
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2021	2020	2021	2020
REVENUES:
Net premiums written	$2,325,138	$1,879,316	$6,587,357	$5,464,980
Change in net unearned premiums	(244,120)	(130,395)	(684,759)	(347,727)
Net premiums earned	2,081,018	1,748,921	5,902,598	5,117,253
Net investment income	179,851	142,650	506,615	402,844
Net investment gains (losses):
Net realized and unrealized gains (losses) on investments	17,187	(7,772)	89,407	(89,404)
Change in allowance for expected credit losses on investments	2,314	46,750	(11,003)	29,093
Net investment gains (losses)	19,501	38,978	78,404	(60,311)
Revenues from non-insurance businesses	120,374	87,495	316,927	256,966
Insurance service fees	21,467	21,635	69,531	67,256
Other income	2,072	140	3,163	2,446
Total revenues	2,424,283	2,039,819	6,877,238	5,786,454
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,298,392	1,114,632	3,623,630	3,357,011
Other operating costs and expenses	643,045	593,969	1,907,020	1,753,142
Expenses from non-insurance businesses	115,465	85,036	308,453	256,032
Interest expense	35,100	39,768	109,846	114,874
Total operating costs and expenses	2,092,002	1,833,405	5,948,949	5,481,059
Income before income taxes	332,281	206,414	928,289	305,395
Income tax expense	(64,963)	(54,048)	(191,577)	(84,900)
Net income before noncontrolling interests	267,318	152,366	736,712	220,495
Noncontrolling interests	(6,021)	(688)	(8,652)	(1,975)
Net income to common stockholders	$261,297	$151,678	$728,060	$218,520

NET INCOME PER SHARE:
Basic	$1.41	$0.82	$3.93	$1.17
Diluted	$1.40	$0.81	$3.89	$1.15

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2021	2020	2021	2020
Net income before noncontrolling interests	$267,318	$152,366	$736,712	$220,495
Other comprehensive (loss) income:
Change in unrealized currency translation adjustments	(32,822)	40,194	(26,235)	(36,553)
Change in unrealized investment (losses) gains, net of taxes	(35,596)	38,273	(102,454)	98,016
Other comprehensive (loss) income	(68,418)	78,467	(128,689)	61,463
Comprehensive income	198,900	230,833	608,023	281,958
Noncontrolling interests	(6,021)	(685)	(8,651)	(1,973)
Comprehensive income to common stockholders	$192,879	$230,148	$599,372	$279,985

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2021	2020	2021	2020
COMMON STOCK:
Beginning and end of period	$70,535	$70,535	$70,535	$70,535
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,035,166	$1,076,043	$1,012,482	$1,056,042
Restricted stock units issued	(28,741)	(23,387)	(28,668)	(26,773)
Restricted stock units expensed	11,875	12,063	34,486	35,450
End of period	$1,018,300	$1,064,719	$1,018,300	$1,064,719
RETAINED EARNINGS:
Beginning of period	$8,682,088	$7,927,280	$8,348,381	$7,932,372
Cumulative effect adjustment resulting from changes in accounting principles	—	—	—	(30,514)
Net income to common stockholders	261,297	151,678	728,060	218,520
Dividends ( $0.13, $0.12, $0.88 and $0.35 per share, respectively)	(23,051)	(21,402)	(156,107)	(62,822)
End of period	$8,920,334	$8,057,556	$8,920,334	$8,057,556
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment gains (losses):
Beginning of period	$222,855	$209,210	$289,714	$124,514
Cumulative effect adjustment resulting from changes in accounting principles	—	—	—	24,952
Change in unrealized (losses) gains on securities without an allowance for expected credit losses	(35,707)	35,111	(112,852)	77,537
Change in unrealized gains on securities with an allowance for expected credit losses	111	3,159	10,397	20,477
End of period	187,259	247,480	187,259	247,480
Currency translation adjustments:
Beginning of period	(345,299)	(458,560)	(351,886)	(381,813)
Net change in period	(32,822)	40,194	(26,235)	(36,553)
End of period	(378,121)	(418,366)	(378,121)	(418,366)
Total accumulated other comprehensive loss	$(190,862)	$(170,886)	$(190,862)	$(170,886)
TREASURY STOCK:
Beginning of period	$(3,087,069)	$(3,023,392)	$(3,058,425)	$(2,726,711)
Stock exercised/vested	9,946	9,537	10,985	11,758
Stock repurchased	(92,743)	(12,957)	(122,426)	(311,859)
End of period	$(3,169,866)	$(3,026,812)	$(3,169,866)	$(3,026,812)
NONCONTROLLING INTERESTS:
Beginning of period	$9,678	$44,275	$14,995	$43,403
Distributions	(429)	(400)	(8,376)	(816)
Net income	6,021	688	8,652	1,975
Other comprehensive income (loss), net of tax	—	(3)	(1)	(2)
End of period	$15,270	$44,560	$15,270	$44,560
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,

	2021	2020
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$728,060	$218,520
Adjustments to reconcile net income to net cash from operating activities:
Net investment (gains) losses	(78,404)	60,311
Depreciation and amortization	101,330	96,195
Noncontrolling interests	8,652	1,975
Investment funds	(169,538)	(1,260)
Stock incentive plans	36,486	37,842
Change in:
Arbitrage trading account	(224,613)	(40,487)
Premiums and fees receivable	(365,092)	(175,636)
Reinsurance accounts	(255,126)	(204,396)
Deferred policy acquisition costs	(108,131)	(43,955)
Income taxes	(81,574)	(56,955)
Reserves for losses and loss expenses	1,164,594	879,277
Unearned premiums	707,658	407,227
Other	60,092	(41,713)
Net cash from operating activities	1,524,394	1,136,945
CASH (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	1,631,849	3,525,926
Proceeds from sale of equity securities	100,366	66,850
Distributions from investment funds	124,892	83,935
Proceeds from maturities and prepayments of fixed maturity securities	4,672,562	2,876,642
Purchase of fixed maturity securities	(8,442,260)	(6,074,429)
Purchase of equity securities	(340,424)	(77,840)
Real estate sold (purchased)	182,998	(42,405)
Change in loans receivable	(27,764)	1,202
Net purchases of property, furniture and equipment	(53,558)	(31,047)
Change in balances due to security brokers	110,752	36,561
Other	14	65
Net cash (used in) from investing activities	(2,040,573)	365,460
CASH FROM FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(503,914)	(302,453)
Net proceeds from issuance of debt	1,032,404	747,399
Cash dividends to common stockholders	(156,107)	(62,822)
Purchase of common treasury shares	(122,426)	(311,859)
Other, net	(27,941)	(18,465)
Net cash from financing activities	222,016	51,800
Net impact on cash due to change in foreign exchange rates	(9,174)	(6,468)
Net change in cash and cash equivalents	(303,337)	1,547,737
Cash and cash equivalents at beginning of period	2,372,366	1,023,710
Cash and cash equivalents at end of period	$2,069,029	$2,571,447
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
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective income tax rate differs from the federal income tax rate of 21% principally because of tax-exempt investment income and tax benefits related to equity-based compensation, which was partially offset by state and foreign income taxes.

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 7,767,874 and 7,575,168 common shares held in a grantor trust as of September 30, 2021 and 2020, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2021	2020	2021	2020
Basic	185,031	185,765	185,127	187,338
Diluted	186,742	187,717	187,060	189,515

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

(4) Consolidated Statements of Comprehensive Income

    The following table presents the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the nine months ended September 30, 2021
Changes in AOCI
Beginning of period	$289,714		$(351,886)	$(62,172)
Other comprehensive (loss) income before reclassifications	(120,695)		(26,235)	(146,930)
Amounts reclassified from AOCI	18,241		—	18,241
Other comprehensive (loss) income	(102,454)		(26,235)	(128,689)
Unrealized investment gain related to noncontrolling interest	(1)		—	(1)
End of period	$187,259		$(378,121)	$(190,862)
Amounts reclassified from AOCI
Pre-tax	$23,091	(1)	$—	$23,091
Tax effect	(4,850)	(2)	—	(4,850)
After-tax amounts reclassified	$18,241		$—	$18,241
Other comprehensive (loss) income
Pre-tax	$(130,201)		$(26,235)	$(156,436)
Tax effect	27,747		—	27,747
Other comprehensive (loss) income	$(102,454)		$(26,235)	$(128,689)
As of and for the three months ended September 30, 2021
Changes in AOCI
Beginning of period	$222,855		$(345,299)	$(122,444)
Other comprehensive (loss) income before reclassifications	(36,249)		(32,822)	(69,071)
Amounts reclassified from AOCI	653		—	653
Other comprehensive (loss) income	(35,596)		(32,822)	(68,418)
Unrealized investment gain related to noncontrolling interest	—		—	—
Ending balance	$187,259		$(378,121)	$(190,862)
Amounts reclassified from AOCI
Pre-tax	$827	(1)	$—	$827
Tax effect	(174)	(2)	—	(174)
After-tax amounts reclassified	$653		$—	$653
Other comprehensive (loss) income
Pre-tax	$(45,270)		$(32,822)	$(78,092)
Tax effect	9,674		—	9,674
Other comprehensive (loss) income	$(35,596)		$(32,822)	$(68,418)

As of and for the nine months ended September 30, 2020
Changes in AOCI
Beginning of period	$124,514		$(381,813)	$(257,299)
Cumulative effect adjustment resulting from changes in accounting principles	24,952		—	24,952
Restated beginning of period	149,466		(381,813)	(232,347)
Other comprehensive income (loss) before reclassifications	76,474		(36,553)	39,921
Amounts reclassified from AOCI	21,542		—	21,542
Other comprehensive income (loss)	98,016		(36,553)	61,463
Unrealized investment gain related to noncontrolling interest	(2)		—	(2)
End of period	$247,480		$(418,366)	$(170,886)
Amounts reclassified from AOCI
Pre-tax	$27,268	(1)	$—	$27,268
Tax effect	(5,726)	(2)	—	(5,726)
After-tax amounts reclassified	$21,542		$—	$21,542
Other comprehensive income (loss)
Pre-tax	$111,756		$(36,553)	$75,203
Tax effect	(13,740)		—	(13,740)
Other comprehensive income (loss)	$98,016		$(36,553)	$61,463
As of and for the three months ended September 30, 2020
Changes in AOCI
Beginning of period	$209,210		$(458,560)	$(249,350)
Other comprehensive income (loss) before reclassifications	39,488		40,194	79,682
Amounts reclassified from AOCI	(1,215)		—	(1,215)
Other comprehensive income (loss)	38,273		40,194	78,467
Unrealized investment gain related to noncontrolling interest	(3)		—	(3)
Ending balance	$247,480		$(418,366)	$(170,886)
Amounts reclassified from AOCI
Pre-tax	$(1,538)	(1)	$—	$(1,538)
Tax effect	323	(2)	—	323
After-tax amounts reclassified	$(1,215)		$—	$(1,215)
Other comprehensive income (loss)
Pre-tax	$48,980		$40,194	$89,174
Tax effect	(10,707)		—	(10,707)
Other comprehensive income (loss)	$38,273		$40,194	$78,467
____________
(1) Net investment gains (losses) in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
    Interest payments were $119,381,000 and $126,932,000 for the nine months ended September 30, 2021 and 2020, respectively. Income taxes were $244,029,000 and $96,000,000 for the nine months ended September 30, 2021 and 2020, respectively.

(6) Investments in Fixed Maturity Securities
    At September 30, 2021 and December 31, 2020, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
September 30, 2021
Held to maturity:
State and municipal	$68,920	$(396)	$10,548	$—	$79,072	$68,524
Residential mortgage-backed	5,250	—	774	—	6,024	5,250
Total held to maturity	74,170	(396)	11,322	—	85,096	73,774
Available for sale:
U.S. government and government agency	506,703	—	12,137	(507)	518,333	518,333
State and municipal:
Special revenue	2,019,757	—	74,682	(2,967)	2,091,472	2,091,472
State general obligation	376,534	—	26,967	(629)	402,872	402,872
Pre-refunded	209,547	—	16,933	(917)	225,563	225,563
Corporate backed	170,962	—	8,271	(1,317)	177,916	177,916
Local general obligation	400,760	—	31,267	(505)	431,522	431,522
Total state and municipal	3,177,560	—	158,120	(6,335)	3,329,345	3,329,345
Mortgage-backed:
Residential	835,729	—	14,156	(7,185)	842,700	842,700
Commercial	125,768	—	4,979	(110)	130,637	130,637
Total mortgage-backed	961,497	—	19,135	(7,295)	973,337	973,337
Asset-backed	4,660,976	—	8,780	(14,201)	4,655,555	4,655,555
Corporate:
Industrial	3,057,258	(12)	85,049	(9,933)	3,132,362	3,132,362
Financial	1,657,059	—	44,534	(1,753)	1,699,840	1,699,840
Utilities	402,952	—	17,228	(1,327)	418,853	418,853
Other	173,504	—	154	(649)	173,009	173,009
Total corporate	5,290,773	(12)	146,965	(13,662)	5,424,064	5,424,064
Foreign government	1,137,349	(16,875)	12,864	(34,611)	1,098,727	1,098,727
Total available for sale	15,734,858	(16,887)	358,001	(76,611)	15,999,361	15,999,361
Total investments in fixed maturity securities	$15,809,028	$(17,283)	$369,323	$(76,611)	$16,084,457	$16,073,135
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
The following table presents the rollforward of the allowance for expected credit losses for state and municipal held to maturity securities for the nine months ended September 30, 2021 and 2020:

(In thousands)	2021	2020
Allowance for expected credit losses, beginning of period	$798	$—
Cumulative effect adjustment resulting from changes in accounting principles	—	69
Provision for expected credit losses	(402)	802
Allowance for expected credit losses, end of period	$396	$871
The following table presents the rollforward of the allowance for expected credit losses for state and municipal held to maturity securities for the three months ended September 30, 2021 and 2020:

(In thousands)	2021	2020
Allowance for expected credit losses, beginning of period	$453	$948
Provision for expected credit losses	(57)	(77)
Allowance for expected credit losses, end of period	$396	$871
The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the nine months ended September 30, 2021 and 2020:

	2021			2020
(In thousands)	Foreign Government	Corporate	Total	Foreign Government	Corporate	Total
Allowance for expected credit losses, beginning of period	$1,264	$518	$1,782	$—	$—	$—
Cumulative effect adjustment resulting from changes in accounting principles	—	—	—	35,645	—	35,645
Expected credit losses on securities for which credit losses were not previously recorded	19,072	16	19,088	12,494	7,058	19,552
Expected credit losses on securities for which credit losses were previously recorded	(2,967)	(517)	(3,484)	295	(3,767)	(3,472)
Reduction due to disposals	(494)	(5)	(499)	(47,344)	(2,685)	(50,029)
Allowance for expected credit losses, end of period	$16,875	$12	$16,887	$1,090	$606	$1,696

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended September 30, 2021 and 2020:

	2021			2020
(In thousands)	Foreign Government	Corporate	Total	Foreign Government	Corporate	Total
Allowance for expected credit losses, beginning of period	$18,899	$12	$18,911	$44,769	$724	$45,493
Expected credit losses on securities for which credit losses were not previously recorded	82	—	82	—	261	261
Expected credit losses on securities for which credit losses were previously recorded	(2,106)	—	(2,106)	(252)	(9)	(261)
Reduction due to disposals	—	—	—	(43,427)	(370)	(43,797)
Allowance for expected credit losses, end of period	$16,875	$12	$16,887	$1,090	$606	$1,696
During the nine months ended September 30, 2021, the Company increased the allowance for expected credit losses for available for sale securities utilizing its credit loss assessment process and inputs used in its credit loss model, primarily due to foreign government securities that had no reserve in prior periods. During the nine months ended September 30, 2020, the Company decreased the allowance for expected credit losses for available for sale securities primarily due to the disposition of securities which previously had an allowance recorded.

The amortized cost and fair value of fixed maturity securities at September 30, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,620,333	$1,622,938
Due after one year through five years	6,835,525	6,974,341
Due after five years through ten years	4,183,230	4,263,746
Due after ten years	2,202,797	2,244,071
Mortgage-backed securities	966,747	979,361
Total	$15,808,632	$16,084,457
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $396 thousand related to held to maturity securities.
At September 30, 2021 and December 31, 2020, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
    At September 30, 2021 and December 31, 2020, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2021
Common stocks	$549,015	$73,087	$(12,163)	$609,939	$609,939
Preferred stocks	221,887	8,702	(21,790)	208,799	208,799
Total	$770,902	$81,789	$(33,953)	$818,738	$818,738

December 31, 2020
Common stocks	$335,617	$28,742	$(14,178)	$350,181	$350,181
Preferred stocks	180,397	95,581	(492)	275,486	275,486
Total	$516,014	$124,323	$(14,670)	$625,667	$625,667

(8) Arbitrage Trading Account
    At September 30, 2021 and December 31, 2020, the fair and carrying values of the arbitrage trading account were $860 million and $341 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of September 30, 2021, the fair value of short option contracts outstanding was $(273) thousand (notional amount of $11.3 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2021	2020	2021	2020
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$93,031	$97,080	$284,704	$330,941
Investment funds	69,292	18,235	169,538	1,260
Arbitrage trading account	7,187	19,543	30,176	51,985
Equity securities	8,462	1,907	21,854	6,194
Real estate	3,485	7,666	5,517	18,807
Gross investment income	181,457	144,430	511,789	409,187
Investment expense	(1,606)	(1,780)	(5,174)	(6,343)
Net investment income	$179,851	$142,650	$506,615	$402,844

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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $458 million as of September 30, 2021.
    Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	September 30,	December 31,	For the Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Financial services	408,630	$434,437	$83,455	$3,303
Transportation	340,721	190,125	31,805	(3,521)
Real Estate	263,079	310,783	18,497	2,140
Energy	150,414	140,935	14,065	(13,689)
Other funds	238,088	233,150	21,716	13,027
Total	$1,400,932	$1,309,430	$169,538	$1,260
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the Company’s minority investment in Lifson Re, a Bermuda reinsurance company. Effective January 1, 2021, Lifson Re participates on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 22.5% share of placed amounts. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. For the nine months ended September 30, 2021, the Company has ceded approximately $182 million of written premiums to Lifson Re.

(11) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	September 30,	December 31,
(In thousands)	2021	2020
Properties in operation	$1,617,524	$1,738,144
Properties under development	224,876	222,770
Total	$1,842,400	$1,960,914

    As of September 30, 2021, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City, an office building in London, U.K., and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $68,026,000 and $86,970,000 as of September 30, 2021 and December 31, 2020, respectively. Related depreciation expense was $14,412,000 and $19,818,000 for the nine months ended September 30, 2021 and 2020, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $14,397,620 in 2021, $59,304,963 in 2022, $53,608,253 in 2023, $52,738,386 in 2024, $50,218,665 in 2025, $47,171,116 in 2026 and $596,395,513 thereafter.
During the second quarter of 2021, the Company sold two office buildings in Palm Beach and West Palm Beach, Florida. One of these sales also resulted in a $102 million reduction of the Company's non-recourse debt that was supporting the property.
    A mixed-use project in Washington, D.C. has been under development in 2021 and 2020, with the completed portion reported in properties in operation as of September 30, 2021.

(12) Loans Receivable

At September 30, 2021 and December 31, 2020, loans receivable were as follows:

(In thousands)	September 30, 2021	December 31, 2020
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$89,635	$51,910
Commercial loans	25,860	33,003
Total	$115,495	$84,913

Fair value:
Real estate loans	$91,064	$53,593
Commercial loans	25,859	33,003
Total	$116,923	$86,596
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
Loans receivable in non-accrual status were both $0.2 million as of September 30, 2021 and December 31, 2020.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the nine months ended September 30, 2021 and 2020:

	2021			2020
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$1,683	$3,754	$5,437	$1,502	$644	$2,146
Cumulative effect adjustment resulting from changes in accounting principles	—	—	—	(905)	548	(357)
Provision for expected credit losses	(254)	(3,446)	(3,700)	1,162	2,892	4,054
Allowance for expected credit losses, end of period	$1,429	$308	$1,737	$1,759	$4,084	$5,843
During the nine months ended September 30, 2021, the Company reduced the allowance primarily due to the disposal of certain loans.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended September 30, 2021 and 2020:

	2021			2020
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$1,501	$469	$1,970	$4,318	$4,401	$8,719
Provision for expected credit losses	(72)	(161)	(233)	(2,559)	(317)	(2,876)
Allowance for expected credit losses, end of period	$1,429	$308	$1,737	$1,759	$4,084	$5,843
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

(13) Net Investment Gains (Losses)
     Net investment gains (losses) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net investment gains (losses):
Fixed maturity securities:
Gains	$2,943	$3,811	$16,623	$23,586
Losses	(1,124)	(39,162)	(5,431)	(53,243)
Equity securities (1):
Net realized gains on investment sales	2	(176)	14,830	5,551
Change in unrealized (losses) gains	(19,244)	30,693	(61,818)	(61,859)
Investment funds	2,526	203	49,897	31,299
Real estate	33,364	3,841	95,765	(3,983)
Loans receivable	—	—	(881)	—
Other	(1,280)	(6,982)	(19,578)	(30,755)
Net realized and unrealized gains (losses) on investments in earnings before allowance for expected credit losses	17,187	(7,772)	89,407	(89,404)
Change in allowance for expected credit losses on investments:
Fixed maturity securities	2,081	43,874	(14,703)	33,147
Loans receivable	233	2,876	3,700	(4,054)
Change in allowance for expected credit losses on investments	2,314	46,750	(11,003)	29,093
Net investment gains (losses)	19,501	38,978	78,404	(60,311)
Income tax expense	(4,266)	(8,855)	(15,417)	13,622
After-tax net investment gains (losses)	$15,235	$30,123	$62,987	$(46,689)

Change in unrealized investment (losses) gains on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$(41,041)	$46,164	$(135,099)	$89,363
Fixed maturity securities with allowance for expected credit losses	111	5,036	10,397	30,027
Investment funds	(4,098)	(198)	(4,355)	(3,632)
Other	(242)	(2,022)	(1,144)	(4,002)
Total change in unrealized investment (losses) gains	(45,270)	48,980	(130,201)	111,756
Income tax benefit (expense)	9,674	(10,707)	27,747	(13,740)
Noncontrolling interests	—	(3)	(1)	(2)
After-tax change in unrealized investment (losses) gains of available for sale securities	$(35,596)	$38,270	$(102,455)	$98,014
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

(14) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at September 30, 2021 and December 31, 2020 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2021
U.S. government and government agency	$61,386	$394	$17,342	$113	$78,728	$507
State and municipal	353,630	4,345	28,562	1,990	382,192	6,335
Mortgage-backed	318,897	4,502	84,883	2,793	403,780	7,295
Asset-backed	3,373,100	12,389	105,823	1,812	3,478,923	14,201
Corporate	1,465,027	11,044	54,678	2,618	1,519,705	13,662
Foreign government	371,164	7,249	47,331	27,362	418,495	34,611
Fixed maturity securities	$5,943,204	$39,923	$338,619	$36,688	$6,281,823	$76,611

December 31, 2020
U.S. government and government agency	$47,649	$347	$17	$—	$47,666	$347
State and municipal	147,754	1,165	20,528	904	168,282	2,069
Mortgage-backed	212,388	5,121	23,943	230	236,331	5,351
Asset-backed	1,389,133	6,563	656,877	26,934	2,046,010	33,497
Corporate	612,177	6,721	39,985	1,759	652,162	8,480
Foreign government	143,729	22,871	6,218	21,577	149,947	44,448
Fixed maturity securities	$2,552,830	$42,788	$747,568	$51,404	$3,300,398	$94,192
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2021 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	31	$119,141	$32,048
Corporate	13	49,623	1,879
State and municipal	2	39,693	335
Mortgage-backed	4	249	16
Asset-backed	1	94	3
Total	51	$208,800	$34,281
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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2021
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$518,333	$—	$518,333	$—
State and municipal	3,329,345	—	3,329,345	—
Mortgage-backed	973,337	—	973,337	—
Asset-backed	4,655,555	—	4,655,555	—
Corporate	5,424,064	—	5,424,064	—
Foreign government	1,098,727	—	1,098,727	—
Total fixed maturity securities available for sale	15,999,361	—	15,999,361	—
Equity securities:
Common stocks	609,939	600,672	—	9,267
Preferred stocks	208,799	—	199,466	9,333
Total equity securities	818,738	600,672	199,466	18,600
Arbitrage trading account	860,339	837,237	23,102	—
Total	$17,678,438	$1,437,909	$16,221,929	$18,600
Liabilities:
Trading account securities sold but not yet purchased	$739	$739	$—	$—

December 31, 2020
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$603,871	$—	$603,871	$—
State and municipal	3,620,664	—	3,620,664	—
Mortgage-backed	1,020,330	—	1,020,330	—
Asset-backed	3,194,586	—	3,194,586	—
Corporate	4,671,581	—	4,670,581	1,000
Foreign government	975,563	—	975,563	—
Total fixed maturity securities available for sale	14,086,595	—	14,085,595	1,000
Equity securities:
Common stocks	350,181	340,966	—	9,215
Preferred stocks	275,486	—	266,155	9,331
Total equity securities	625,667	340,966	266,155	18,546
Arbitrage trading account	341,473	298,359	43,114	—
Total	$15,053,735	$639,325	$14,394,864	$19,546
Liabilities:
Trading account securities sold but not yet purchased	$10,048	$10,048	$—	$—

    The following tables summarize changes in Level 3 assets and liabilities for the nine months ended September 30, 2021 and for the year ended December 31, 2020:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers In / (Out)	Ending Balance
Nine Months Ended September 30, 2021
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$—	$—	$—	$—	$—	$—	$—	$—	$—
Corporate	$1,000	$—	$—	$—	$—	$(1,000)	$—	$—	$—
Total	1,000	—	—	—	—	(1,000)	—	—	—
Equity securities:
Common stocks	$9,215	$613	$—	$—	$—	$(561)	$—	$—	$9,267
Preferred stocks	9,331	2	—	—	—	—	—	—	9,333
Total	18,546	615	—	—	—	(561)	—	—	18,600
Arbitrage trading account	—	8	—	—	—	(8)	—	—	—
Total	$19,546	$623	$—	$—	$—	$(1,569)	$—	$—	$18,600

Year Ended December 31, 2020
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$—	$—	$—	$—	$—	$—	$—	$—	$—
Corporate	$—	$—	$—	$—	$—	$—	$—	$1,000	$1,000
Total	—	—	—	—	—	—	—	1,000	1,000
Equity securities:
Common stocks	9,053	1,228	—	—	—	(1,066)	—	—	9,215
Preferred stocks	6,505	(174)	—	—	3,000	—	—	—	9,331
Total	15,558	1,054	—	—	3,000	(1,066)	—	—	18,546
Arbitrage trading account	—	19	—	—	—	(19)	—	—	—
Total	$15,558	$1,073	$—	$—	$3,000	$(1,085)	$—	$1,000	$19,546
    For the nine months ended September 30, 2021, there were no securities transferred into or out of Level 3. For the year ended December 31, 2020, a fixed maturity security was transferred from Level 2 into Level 3 as a result of observable valuation inputs no longer being available.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	September 30,
(In thousands)	2021	2020
Net reserves at beginning of period	$11,620,393	$10,697,998
Cumulative effect adjustment resulting from changes in accounting principles	—	5,927
Restated net reserves at beginning of period	11,620,393	10,703,925
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	3,598,969	3,328,827
Increase in estimates for claims occurring in prior years (2) (3)	1,552	849
Loss reserve discount accretion	23,109	27,335
Total	3,623,630	3,357,011
Net payments for claims:
Current year	547,082	570,924
Prior years	2,161,877	2,077,945
Total	2,708,959	2,648,869
Foreign currency translation	(53,935)	(21,003)
Net reserves at end of period	12,481,129	11,391,064
Ceded reserves at end of period	2,438,447	2,068,295
Gross reserves at end of period	$14,919,576	$13,459,359
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $16 million and $8 million for the nine months ended September 30, 2021 and 2020, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $13 million and $19 million for the nine months ended September 30, 2021 and 2020, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $5 million and $12 million for the nine months ended September 30, 2021 and 2020, respectively.
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
As of September 30, 2021, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $256 million, of which $220 million relates to the Insurance segment and $36 million relates to the Reinsurance & Monoline Excess segment. Such $256 million of COVID-19-related losses included $219 million of reported losses and $37 million of IBNR. For the nine months ended September 30, 2021, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $46 million, of which $43 million relates to the Insurance segment and $3 million relates to the Reinsurance & Monoline Excess segment.
During the nine months ended September 30, 2021, favorable prior year development (net of additional and return premiums) of $5 million included $8 million of favorable development for the Insurance segment, partially offset by $3 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on the 2020 accident year, partially offset by adverse development on the 2016 through 2019 accident years. The favorable development on the 2020 accident year was largely concentrated in the commercial auto liability and other liability lines of business including commercial multi-peril liability. During 2020 the Company achieved larger rate increases in these lines of business than were contemplated in our budget and in our initial loss ratio selections. The Company also experienced significantly lower reported claim frequency in these lines in 2020 relative to historical averages, and lower reported incurred losses relative to our expectations. We believe that the lower claim frequency and lower reported incurred losses were caused by the impacts of the COVID-19 pandemic, for example, lockdowns, reduced driving and traffic, work from home, and court closures. However, due to the uncertainty regarding the ultimate impacts of the pandemic on accident year 2020 incurred losses, the Company elected not to react to these lower reported trends during 2020. As more information becomes available and the 2020 accident year continues to mature, during 2021 we have started to recognize favorable accident year 2020 development in response to the continuing favorable reported loss experience relative to our expectations. The adverse development on the 2016 through 2019 accident years is concentrated largely in the other liability line of business including commercial multi-peril liability, but is also seen to a lesser extent in commercial auto liability. The adverse development on these years is driven by a higher than expected number of large losses reported, and particularly impacted the directors and officers liability and excess and surplus lines casualty classes of business. We also believe that increased social inflation is contributing to the increased number of large losses.
The overall adverse development for the Reinsurance & Monoline Excess segment was driven by adverse development in the other liability and non-proportional reinsurance assumed liability lines of business, related primarily to accident years 2017 through 2019, partially offset by favorable development in excess workers’ compensation which was spread across many prior accident years. The adverse development was driven by higher than expected reported losses on excess of loss treaties written in the U.S. and U.K.
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

(17) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2021		December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$16,073,135	$16,084,457	$14,159,369	$14,173,629
Equity securities	818,738	818,738	625,667	625,667
Arbitrage trading account	860,339	860,339	341,473	341,473
Loans receivable	115,495	116,923	84,913	86,596
Cash and cash equivalents	2,069,029	2,069,029	2,372,366	2,372,366
Trading account receivables from brokers and clearing organizations	221,165	221,165	524,727	524,727
Due from broker	—	—	2,585	2,585
Liabilities:
Due to broker	107,435	107,435	—	—
Trading account securities sold but not yet purchased	739	739	10,048	10,048
Senior notes and other debt	2,258,646	2,502,912	1,623,025	1,892,444
Subordinated debentures	1,007,472	1,104,166	1,102,309	1,202,842
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

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2021	2020	2021	2020
Written premiums:
Direct	$2,490,875	$2,018,530	$7,063,151	$5,875,379
Assumed	296,623	244,015	870,295	750,784
Ceded	(462,360)	(383,229)	(1,346,089)	(1,161,183)
Total net premiums written	$2,325,138	$1,879,316	$6,587,357	$5,464,980

Earned premiums:
Direct	$2,276,173	$1,877,234	$6,430,957	$5,511,791
Assumed	273,808	237,815	792,515	699,025
Ceded	(468,963)	(366,128)	(1,320,874)	(1,093,563)
Total net premiums earned	$2,081,018	$1,748,921	$5,902,598	$5,117,253

Ceded losses and loss expenses incurred	$318,283	$209,706	$872,186	$677,761
Ceded commissions earned	$113,523	$89,104	$322,037	$255,742

The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the nine months ended September 30, 2021 and 2020:

(In thousands)	2021	2020
Allowance for expected credit losses, beginning of period	$22,883	$19,823
Cumulative effect adjustment resulting from changes in accounting principles	—	1,270
Provision for expected credit losses	793	1,940
Allowance for expected credit losses, end of period	$23,676	$23,033
The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended September 30, 2021 and 2020:

(In thousands)	2021	2020
Allowance for expected credit losses, beginning of period	$24,808	$22,106
Provision for expected credit losses	(1,132)	927
Allowance for expected credit losses, end of period	$23,676	$23,033
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses.
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the nine months ended September 30, 2021 and 2020:

(In thousands)	2021	2020
Allowance for expected credit losses, beginning of period	$7,801	$690
Cumulative effect adjustment resulting from changes in accounting principles	—	5,927
Provision for expected credit losses	(524)	1,124
Allowance for expected credit losses, end of period	$7,277	$7,741
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended September 30, 2021 and 2020:

(In thousands)	2021	2020
Allowance for expected credit losses, beginning of period	$7,283	$7,175
Provision for expected credit losses	(6)	566
Allowance for expected credit losses, end of period	$7,277	$7,741

(19) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $34 million and $35 million for the nine months ended September 30, 2021 and 2020 respectively. A summary of RSUs issued in the nine months ended September 30, 2021 and 2020 follows:

($ in thousands)	Units	Fair Value
2021	847,119	$62,981
2020	953,519	$59,683

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
    The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2021	2020	2021	2020
Leases:
Lease cost	$11,741	$11,016	$34,434	$33,130
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$11,212	$11,560	$34,509	$33,869
Right-of-use assets obtained in exchange for new lease liabilities	$31,249	$1,344	$31,098	$5,639

	As of September 30,
($ in thousands)	2021	2020
Right-of-use assets	$170,729	$172,473
Lease liabilities	$207,636	$211,808
Weighted-average remaining lease term	7.3 years	6.7 years
Weighted-average discount rate	4.96%	5.93%
Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	September 30, 2021
Contractual Maturities:
2021	$11,387
2022	42,708
2023	41,574
2024	35,935
2025	26,941
Thereafter	86,940
Total undiscounted future minimum lease payments	245,485
Less: Discount impact	(37,849)
Total lease liability	$207,636

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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended September 30, 2021
Insurance	$1,819,071	$118,770	$7,289	$1,945,130	$314,000	$252,333
Reinsurance & Monoline Excess	261,947	48,504	—	310,451	52,742	41,964
Corporate, other and eliminations (3)	—	12,577	136,624	149,201	(53,962)	(48,235)
Net investment gains	—	—	19,501	19,501	19,501	15,235
Total	$2,081,018	$179,851	$163,414	$2,424,283	$332,281	$261,297
Three months ended September 30, 2020
Insurance	$1,531,093	$87,828	$9,463	$1,628,384	$178,971	$130,266
Reinsurance & Monoline Excess	217,828	40,306	—	258,134	61,532	49,070
Corporate, other and eliminations (3)	—	14,516	99,807	114,323	(73,067)	(57,781)
Net investment gains	—	—	38,978	38,978	38,978	30,123
Total	$1,748,921	$142,650	$148,248	$2,039,819	$206,414	$151,678
Nine months ended September 30, 2021
Insurance	$5,151,253	$340,710	$23,780	$5,515,743	$862,399	$681,354
Reinsurance & Monoline Excess	751,345	133,092	—	884,437	196,185	155,770
Corporate, other and eliminations (3)	—	32,813	365,841	398,654	(208,699)	(172,051)
Net investment gains	—	—	78,404	78,404	78,404	62,987
Total	$5,902,598	$506,615	$468,025	$6,877,238	$928,289	$728,060
Nine months ended September 30, 2020
Insurance	$4,481,092	$255,392	$25,953	$4,762,437	$431,464	$315,733
Reinsurance & Monoline Excess	636,161	101,477	—	737,638	110,611	88,947
Corporate, other and eliminations (3)	—	45,975	300,715	346,690	(176,369)	(139,471)
Net investment losses	—	—	(60,311)	(60,311)	(60,311)	(46,689)
Total	$5,117,253	$402,844	$266,357	$5,786,454	$305,395	$218,520
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2) Revenues for Insurance from foreign countries for the three months ended September 30, 2021 and 2020 were $220 million and $183 million, respectively, and for the nine months ended September 30, 2021 and 2020 were $638 million and $500 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign countries for the three months ended September 30, 2021 and 2020 were $100 million and $77 million, respectively, and for the nine months ended September 30, 2021 and 2020 were $278 million and $212 million, respectively.
(3) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	September 30, 2021	December 31, 2020
Insurance	$23,745,201	$21,702,328
Reinsurance & Monoline Excess	4,857,288	4,654,158
Corporate, other and eliminations	2,941,799	2,215,479
Consolidated	$31,544,288	$28,571,965

    Net premiums earned by major line of business are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2021	2020	2021	2020
Insurance:
Other liability	$682,362	$561,595	$1,922,669	$1,653,189
Short-tail lines (1)	347,835	326,019	1,012,465	917,466
Workers' compensation	286,474	271,802	845,394	852,101
Commercial automobile	257,314	203,047	715,519	583,024
Professional liability	245,086	168,630	655,206	475,312
Total Insurance	1,819,071	1,531,093	5,151,253	4,481,092

Reinsurance & Monoline Excess:
Casualty reinsurance	164,095	130,186	466,264	383,375
Monoline excess (2)	52,361	43,577	146,481	126,800
Property reinsurance	45,491	44,065	138,600	125,986
Total Reinsurance & Monoline Excess	261,947	217,828	751,345	636,161

Total	$2,081,018	$1,748,921	$5,902,598	$5,117,253
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
The COVID-19 pandemic, including the related impact on the U.S. and global economies, has adversely affected our results of operations. For the nine months ended September 30, 2021, the Company recorded approximately $46 million for current accident year COVID-19-related losses, net of reinsurance. At the same time, COVID-19 has led to reduced loss frequency in certain lines of business (which has begun a return to pre-pandemic levels as many economies and legal systems have reopened as a result of populations becoming vaccinated). The ultimate impact of COVID-19 on the economy and the Company’s results of operations, financial position and liquidity is not within the Company’s control and unclear due to, among other factors, uncertainty in connection with its claims, reserves and reinsurance recoverables.
The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate. While many of the potential impacts on the Company have receded as populations have begun to become vaccinated, new variants of the COVID-19 virus, including the “Delta” variant, and the slowing of vaccination rates among certain populations, continue to create risks to the Company. As a result, the impact of COVID-19 on the Company’s results of operations for the nine months of 2021 is not necessarily indicative of its impact for the remainder of 2021 or beyond. Despite the effects of COVID-19 to date, the Company’s financial position and liquidity improved for the nine months ended September 30, 2021.

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
    Our net reserves for losses and loss expenses of approximately $12.5 billion as of September 30, 2021 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $2.7 billion, or 22%, of the Company’s net loss reserves as of September 30, 2021 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.

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
    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	September 30, 2021	December 31, 2020
Insurance	$9,758,754	$9,034,969
Reinsurance & Monoline Excess	2,722,375	2,585,424
Net reserves for losses and loss expenses	12,481,129	11,620,393
Ceded reserves for losses and loss expenses	2,438,447	2,164,037
Gross reserves for losses and loss expenses	$14,919,576	$13,784,430

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
September 30, 2021
Other liability	$1,692,098	$3,079,753	$4,771,851
Workers’ compensation (1)	1,001,955	918,438	1,920,393
Professional liability	450,592	1,049,223	1,499,815
Commercial automobile	473,821	416,273	890,094
Short-tail lines (2)	317,863	358,738	676,601
Total Insurance	3,936,329	5,822,425	9,758,754
Reinsurance & Monoline Excess (1) (3)	1,490,320	1,232,055	2,722,375
Total	$5,426,649	$7,054,480	$12,481,129

December 31, 2020
Other liability	$1,534,514	$2,864,760	$4,399,274
Workers’ compensation (1)	977,035	873,072	1,850,107
Professional liability	414,104	875,163	1,289,267
Commercial automobile	442,975	398,688	841,663
Short-tail lines (2)	295,313	359,345	654,658
Total Insurance	3,663,941	5,371,028	9,034,969
Reinsurance & Monoline Excess (1) (3)	1,442,099	1,143,325	2,585,424
Total	$5,106,040	$6,514,353	$11,620,393
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $462 million and $483 million as of September 30, 2021 and December 31, 2020, respectively.
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
    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the nine months ended September 30, 2021 and 2020 are as follows:

(In thousands)	2021	2020
Net increase in prior year loss reserves	$(1,552)	$(849)
Increase in prior year earned premiums	6,918	12,869
Net favorable prior year development	$5,366	$12,020
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
As of September 30, 2021, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $256 million, of which $220 million relates to the Insurance segment and $36 million relates to the Reinsurance & Monoline Excess segment. Such $256 million of COVID-19-related losses included $219 million of reported losses and $37 million of IBNR. For the nine months ended September 30, 2021, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $46 million, of which $43 million relates to the Insurance segment and $3 million relates to the Reinsurance & Monoline Excess segment.
During the nine months ended September 30, 2021, favorable prior year development (net of additional and return premiums) of $5 million included $8 million of favorable development for the Insurance segment, partially offset by $3 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on the 2020 accident year, partially offset by adverse development on the 2016 through 2019 accident years. The favorable development on the 2020 accident year was largely concentrated in the commercial auto liability and other liability lines of business including commercial multi-peril liability. During 2020 the Company achieved larger rate increases in these lines of business than were contemplated in our budget and in our initial loss ratio selections. The Company also experienced significantly lower reported claim frequency in these lines in 2020 relative to historical averages, and lower reported incurred losses relative to our expectations. We believe that the lower claim frequency and lower reported incurred losses were caused by the impacts of the COVID-19 pandemic, for example, lockdowns, reduced driving and traffic, work from home, and court closures. However, due to the uncertainty regarding the ultimate impacts of the pandemic on accident year 2020 incurred losses, the Company elected not to react to these lower reported trends during 2020. As more information becomes available and the 2020 accident year continues to mature, during 2021 we have started to recognize favorable accident year 2020 development in response to the continuing favorable reported loss experience relative to our expectations. The adverse development on the 2016 through 2019 accident years is concentrated largely in the other liability line of business including commercial multi-peril liability, but is also seen to a lesser extent in commercial auto liability. The adverse development on these years is driven by a higher than expected number of large losses reported, and particularly impacted the directors and officers liability and excess and surplus lines casualty classes of business. We also believe that increased social inflation is contributing to the increased number of large losses.
The overall adverse development for the Reinsurance & Monoline Excess segment was driven by adverse development in the other liability and non-proportional reinsurance assumed liability lines of business, related primarily to accident years 2017 through 2019, partially offset by favorable development in excess workers’ compensation which was spread across many prior accident years. The adverse development was driven by higher than expected reported losses on excess of loss treaties written in the U.S. and U.K.
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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,395 million and $1,655 million at September 30, 2021 and December 31, 2020, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $462 million and $483 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.4%.
    Substantially all of the workers’ compensation discount (97% of total discounted reserves at September 30, 2021) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at September 30, 2021), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $61 million at September 30, 2021 and $44 million at December 31, 2020. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.

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
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2021 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	31	$119,141	$32,048
Corporate	13	49,623	1,879
State and municipal	2	39,693	335
Mortgage-backed	4	249	16
Asset-backed	1	94	3
Total	51	$208,800	$34,281
    As of September 30, 2021, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $17 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $2 million and $5 million as of September 30, 2021 and December 31, 2020, respectively.
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
    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of September 30, 2021:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$15,680,757	98.0%
Syndicate manager	49,600	0.3
Directly by the Company based on:
Observable data	269,004	1.7
Total	$15,999,361	100.0%
    Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2021, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Nine Months Ended September 30, 2021 and 2020
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2021 and 2020. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2021	2020
Insurance:
Gross premiums written	$7,008,617	$5,841,328
Net premiums written	5,741,229	4,754,791
Net premiums earned	5,151,253	4,481,092
Loss ratio	61.4%	65.5%
Expense ratio	28.5%	30.6%
GAAP combined ratio	89.9%	96.1%
Reinsurance & Monoline Excess:
Gross premiums written	$924,829	$784,835
Net premiums written	846,128	710,189
Net premiums earned	751,345	636,161
Loss ratio	61.5%	66.5%
Expense ratio	30.1%	32.1%
GAAP combined ratio	91.6%	98.6%
Consolidated:
Gross premiums written	$7,933,446	$6,626,163
Net premiums written	6,587,357	5,464,980
Net premiums earned	5,902,598	5,117,253
Loss ratio	61.4%	65.6%
Expense ratio	28.7%	30.8%
GAAP combined ratio	90.1%	96.4%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the nine months ended September 30, 2021 and 2020:

(In thousands, except per share data)	2021	2020
Net income to common stockholders	$728,060	$218,520
Weighted average diluted shares	187,060	189,515
Net income per diluted share	$3.89	$1.15
    The Company reported net income to common stockholders of $728 million in 2021 compared to $219 million in 2020. The $509 million increase in net income was primarily due to an after-tax increase in underwriting income of $316 million mainly due to the growth in premium rates and exposure as well as reductions in loss ratio partly due to lower catastrophe losses and in expense ratio driven by net earned premium growth outpacing expense growth, an after-tax increase in net investment gains of $110 million primarily due to sale of real estate assets, an after-tax increase in net investment income of $82 million primarily due to investment funds, a reduction of $22 million in tax expense due to a change in the effective tax rate, an after-tax increase in profits from non-insurance businesses of $6 million, an after-tax savings from interest expenses of $4 million due to early refinancings, an after-tax increase in profit from insurance service businesses of $2 million and a less than $1 million after-tax increase in other income, partially offset by an after-tax increase in corporate expenses of $23 million which includes an after-tax debt extinguishment expense of $9 million on debt redeemed and increased incentive compensation costs, an after-tax increase of $7 million in minority interest and an after-tax decrease in foreign currency gains of $4 million. The number of weighted average diluted shares decreased by 2.5 million for 2021 compared to 2020 mainly reflecting shares repurchased in 2020 and 2021.

    Premiums. Gross premiums written were $7,933 million in 2021, an increase of 20% from $6,626 million in 2020. The increase was due to a $1,167 million increase in the Insurance segment and a $140 million increase in the Reinsurance & Monoline Excess segment. Approximately 82% of premiums expiring in 2021 were renewed, and 79% of premiums expiring in 2020 were renewed.
    Average renewal premium rates for insurance and facultative reinsurance increased 9.5% in 2021 when adjusted for changes in exposures, and increased 10.8% excluding workers' compensation.
    A summary of gross premiums written in 2021 compared with 2020 by line of business within each business segment follows:
•Insurance - gross premiums increased 20% to $7,009 million in 2021 from $5,841 million in 2020. Gross premiums increased $410 million (20%) for other liability, $376 million (45%) for professional liability, $186 million (27%) for commercial auto, $175 million (13%) for short-tail lines and $21 million (2%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums increased 18% to $925 million in 2021 from $785 million in 2020. Gross premiums increased $111 million (25%) for casualty reinsurance, $27 million (16%) for monoline excess and $2 million (1%) for property reinsurance.
    Net premiums written were $6,587 million in 2021, an increase of 21% from $5,465 million in 2020. Ceded reinsurance premiums as a percentage of gross written premiums were 17% in 2021 and 18% in 2020.
    Premiums earned increased 15% to $5,903 million in 2021 from $5,117 million in 2020. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2021 are related to business written during both 2021 and 2020. Audit premiums were $138 million in 2021 compared with $111 million in 2020.
    Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2021 and 2020:

	Amount		Average Annualized Yield
($ in thousands)	2021	2020	2021	2020
Fixed maturity securities, including cash and cash equivalents and loans receivable	$284,704	$330,941	2.2%	2.9%
Investment funds	169,538	1,260	16.5	0.1
Arbitrage trading account	30,176	51,985	6.5	12.4
Equity securities	21,854	6,194	5.0	2.4
Real estate	5,517	18,807	0.4	1.2
Gross investment income	511,789	409,187	3.1	2.8
Investment expenses	(5,174)	(6,343)	—	—
Total	$506,615	$402,844	3.1%	2.7%
    Net investment income increased 26% to $507 million in 2021 from $403 million in 2020 due primarily to a $168 million increase in income from investment funds primarily from financial services and transportation funds, a $16 million increase from equity securities and a $1 million decrease in investment expense, partially offset by a $46 million decrease in income from fixed maturity securities mainly driven by lower investment yields, a $22 million decrease from the arbitrage trading account and a $13 million decrease in real estate. The Company shortened the duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. Average invested assets, at cost (including cash and cash equivalents), were $21.9 billion in 2021 and $19.8 billion in 2020.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $70 million in 2021 from $67 million in 2020, mainly due to the business recovery from the pandemic.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $89 million in 2021 compared with net losses of $89 million in 2020. The gains of $89 million in 2021 reflect net realized gains on investments of $151 million (primarily due to the sale of certain real estate assets and the disposition of an investment fund) partially offset by unrealized losses on equity securities of $62 million. In 2020, the net losses of $89 million reflected net realized losses on investment sales of $27 million and an increase in unrealized losses on equity securities of $62 million, which was primarily due to market disruptions as a result of COVID-19.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the nine months ended September 30, 2021, the pre-tax change in allowance for expected credit losses on investments increased by $11 million ($9 million after-tax), which is reflected in net investment gains (losses), primarily related to foreign government securities which did not previously have an allowance. For the nine months ended September 30, 2020, the pre-tax change in allowance for expected credit losses on investments decreased by $29 million ($23 million after-tax), which is reflected in net investment gains (losses) primarily due to the disposition of securities which previously had an allowance recorded.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $317 million in 2021 and $257 million in 2020. The increase mainly relates to the business recovery from COVID-19 on aviation-related and textile businesses.
    Losses and Loss Expenses. Losses and loss expenses increased to $3,624 million in 2021 from $3,357 million in 2020. The consolidated loss ratio was 61.4% in 2021 and 65.6% in 2020. Catastrophe losses, net of reinsurance recoveries, were $154 million (including current accident year losses of approximately $46 million related to COVID-19) in 2021 and $297 million (including losses of approximately $143 million related to COVID-19) in 2020. Favorable prior year reserve development (net of premium offsets) was $5 million in 2021 and $12 million in 2020. The loss ratio excluding catastrophe losses and prior year reserve development was 58.9% in 2021 and 60.0% in 2020.
    A summary of loss ratios in 2021 compared with 2020 by business segment follows:
•Insurance - The loss ratio was 61.4% in 2021 and 65.5% in 2020. Catastrophe losses were $109 million in 2021 compared with $245 million in 2020. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $43 million, primarily related to contingency and event cancellation coverage. Favorable prior year reserve development was $8 million in 2021 and $19 million in 2020. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.9 points to 59.5% in 2021 from 60.4% in 2020.
•Reinsurance & Monoline Excess - The loss ratio was 61.5% in 2021 and 66.5% in 2020. Catastrophe losses were $45 million in 2021 compared with $53 million in 2020. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $3 million, primarily related to excess workers’ compensation. Adverse prior year reserve development was $3 million in 2021 and $7 million in 2020. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.1 points to 55.1% in 2021 from 57.2% in 2020.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2021	2020
Policy acquisition and insurance operating expenses	$1,694,548	$1,574,507
Insurance service expenses	63,817	64,029
Net foreign currency gains	(19,216)	(23,845)
Debt extinguishment costs	11,521	—
Other costs and expenses	156,350	138,451
Total	$1,907,020	$1,753,142
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 8% and net premiums earned increased 15% from 2020. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) was 28.7% in 2021 and 30.8% in 2020. The improvement is primarily attributable to higher net premiums earned outpacing compensation expense growth and lower travel and entertainment expenses due to the global pandemic. However, to the extent our net premiums earned decrease or travel and entertainment expenses increase, due to the impact of the COVID-19 pandemic or otherwise, our expense ratio would be expected to increase.
    Service expenses, which represent the costs associated with the fee-based businesses, were $64 million in both 2021 and 2020.
    Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $19 million in 2021 compared to $24 million in 2020. The reduction in gains is primarily related to less weakening of the Argentine Peso and U.K. sterling compared to the U.S. dollar in 2021 versus 2020.
Debt extinguishment costs of $12 million related to the redemption of $400 million of subordinated debentures in March and June 2021 that were due in 2056.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $156 million in 2021 from $138 million in 2020, primarily due to the increase in performance-based compensation costs in 2021.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $308 million in 2021 compared to $256 million in 2020. The increase mainly relates to the business recovery from COVID-19 on aviation-related and textile businesses.
Interest Expense. Interest expense was $110 million in 2021 and $115 million in 2020. In May 2020, the Company issued $300 million aggregate principal amount of 4.00% senior notes due 2050. In September 2020, the Company issued an additional $170 million aggregate principal amount of 4.00% senior notes due 2050 and $250 million aggregate principal amount of 4.25% subordinated debentures due 2060 and repaid $300 million aggregate principal amount of 5.375% senior notes at maturity. In October 2020, the Company redeemed $350 million aggregate principal amount of 5.625% subordinated debentures due 2053. In February 2021, the Company issued $300 million aggregate principal amount of 4.125% subordinated debenture due 2061. In March 2021, the Company issued $400 million aggregate principal amount of 3.55% senior notes due 2052 and redeemed its $110 million aggregate principal amount of 5.90% subordinated debentures due 2056. In June 2021, the Company redeemed the $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056. In September 2021, the Company issued $350 million aggregate principal amount of 3.15% senior notes due 2061. The redemptions resulted in debt extinguishment costs of $12 million during the nine months ended September 30, 2021. Additionally in the second quarter of 2021, the Company sold a real estate asset which resulted in a $102 million reduction of the Company's non-recourse debt that was supporting the property.
The redemption of debentures and issuance of additional debentures in 2021, as described below in "Liquidity and Capital Resources -- Debt," are expected to decrease interest expense in 2021 and forward.
Income Taxes. The effective income tax rate was 20.6% in 2021 and 27.8% in 2020. For the nine months ended September 30, 2021, the effective income tax rate differs from the federal income tax rate of 21% principally because of tax-exempt investment income and tax benefits related to equity-based compensation, which was partially offset by state and foreign income taxes. The increased effective income tax rate for the nine months ended September 30, 2020 was principally because utilization of losses in certain foreign jurisdictions was limited.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $132.4 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

Results of Operations for the Three Months Ended September 30, 2021 and 2020
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2021 and 2020. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2021	2020
Insurance:
Gross premiums written	$2,446,758	$1,981,816
Net premiums written	2,007,194	1,628,316
Net premiums earned	1,819,071	1,531,093
Loss ratio	61.4%	64.4%
Expense ratio	27.9%	29.7%
GAAP combined ratio	89.3%	94.1%
Reinsurance & Monoline Excess:
Gross premiums written	$340,740	$280,729
Net premiums written	317,945	251,000
Net premiums earned	261,947	217,828
Loss ratio	69.3%	59.1%
Expense ratio	29.1%	31.2%
GAAP combined ratio	98.4%	90.3%
Consolidated:
Gross premiums written	$2,787,499	$2,262,545
Net premiums written	2,325,138	1,879,316
Net premiums earned	2,081,018	1,748,921
Loss ratio	62.4%	63.7%
Expense ratio	28.0%	30.0%
GAAP combined ratio	90.4%	93.7%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended September 30, 2021 and 2020:

(In thousands, except per share data)	2021	2020
Net income to common stockholders	$261,297	$151,678
Weighted average diluted shares	186,742	187,717
Net income per diluted share	$1.40	$0.81
    The Company reported net income to common stockholders of $261 million in 2021 compared to $152 million in 2020. The $109 million increase in net income was primarily due to an after-tax increase in underwriting income of $71 million mainly due to the growth in premium rates and exposure, an after-tax increase in net investment income of $30 million primarily due to investment funds, an after-tax increase in foreign currency gains of $14 million as the U.S. dollar strengthened against other major currencies during the quarter, a reduction of $14 million in tax expense due to a change in the effective tax rate, an after-tax saving on interest expense of $4 million due to early refinancings, an after-tax increase in profits from non-insurance businesses of $2 million and a $1 million after-tax increase in other income, partially offset by an after-tax reduction in net investment gains of $16 million, an after-tax increase in corporate expenses of $6 million and an after-tax increase of $5 million in minority interest. The number of weighted average diluted shares decreased by approximately one million for 2021 compared to 2020 mainly reflecting shares repurchased in 2020 and 2021.

    Premiums. Gross premiums written were $2,787 million in 2021, an increase of 23% from $2,263 million in 2020. The increase was due to a $465 million increase in the Insurance segment and a $59 million increase in the Reinsurance & Monoline Excess segment. Approximately 81.7% of premiums expiring in 2021 were renewed, and 78.5% of premiums expiring in 2020 were renewed.
    Average renewal premium rates for insurance and facultative reinsurance increased 8.8% in 2021 when adjusted for changes in exposures, and increased 10.1% excluding workers' compensation.
    A summary of gross premiums written in 2021 compared with 2020 by line of business within each business segment follows:
•Insurance - gross premiums increased 23% to $2,447 million in 2021 from $1,982 million in 2020. Gross premiums increased $162 million (23%) for other liability, $142 million (47%) for professional liability, $74 million (16%) for short-tail lines, $67 million (27%) for commercial auto and $20 million (8%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums increased 21% to $340 million in 2021 from $281 million in 2020. Gross premiums increased $54 million (36%) for casualty reinsurance and $6 million (10%) for monoline excess, partially offset by a $1 million (1%) reduction for property reinsurance.
    Net premiums written were $2,325 million in 2021, an increase of 24% from $1,879 million in 2020. Ceded reinsurance premiums as a percentage of gross written premiums were 17% in both 2021 and 2020.
    Premiums earned increased 19% to $2,081 million in 2021 from $1,749 million in 2020. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2021 are related to business written during both 2021 and 2020. Audit premiums were $54 million in 2021 compared with $27 million in 2020.
    Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2021 and 2020:

	Amount		Average Annualized Yield
($ in thousands)	2021	2020	2021	2020
Fixed maturity securities, including cash and cash equivalents and loans receivable	$93,031	$97,080	2.1%	2.5%
Investment funds	69,292	18,235	19.9	6.2
Arbitrage trading account	7,187	19,543	3.8	13.8
Equity securities	8,462	1,907	5.0	2.2
Real estate	3,485	7,666	0.8	1.5
Gross investment income	181,457	144,430	3.2	2.9
Investment expenses	(1,606)	(1,780)	—	—
Total	$179,851	$142,650	3.2%	2.8%
    Net investment income increased 26% to $180 million in 2021 from $143 million in 2020 due primarily to a $51 million increase in income from investment funds primarily from financial services and transportation funds and a $6 million increase from equity securities, partially offset by a $12 million decrease from the arbitrage trading account, a $4 million decrease in income from fixed maturity securities mainly driven by lower investment yields and a $4 million decrease in real estate. The Company shortened the duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. Average invested assets, at cost (including cash and cash equivalents), were $22.5 billion in 2021 and $20.3 billion in 2020.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $21 million in 2021 and $22 million in 2020. The decrease is primarily due to a reduction of assigned risk plan business.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $17 million in 2021 compared with net losses of $8 million in 2020. The gains of $17 million in 2021 reflect net realized gains on investments of $36 million, partially offset by an increase in unrealized losses on equity securities of $19 million. In 2020, the losses of $8 million reflected net realized losses on investment sales of $39 million and an increase in unrealized gains on equity securities of $31 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the three months ended September 30, 2021, the pre-tax change in allowance for expected credit losses on investments decreased by $2 million ($1.6 million after-tax), which is reflected in net investment gains (losses). For the three months ended September 30, 2020, the pre-tax change in allowance for expected credit losses on investments decreased by $47 million ($37 million after-tax), which is reflected in net investment gains (losses), primarily due to disposition of securities which previously had an allowance recorded.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $120 million in 2021 and $87 million in 2020. The increase mainly relates to the business recovery from COVID-19 on aviation-related and textile businesses.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,298 million in 2021 from $1,115 million in 2020. The consolidated loss ratio was 62.4% in 2021 and 63.7% in 2020. Catastrophe losses, net of reinsurance recoveries, were $74 million (including current accident year losses of approximately $6 million related to COVID-19) in 2021 and $73 million (no additional COVID-19-related losses were recognized in the three months ended September 30, 2020) in 2020. Favorable prior year reserve development (net of premium offsets) was $2 million in 2021 and $5 million in 2020. The loss ratio excluding catastrophe losses and prior year reserve development was 58.9% in 2021 and 59.8% in 2020.
    A summary of loss ratios in 2021 compared with 2020 by business segment follows:
•Insurance - The loss ratio was 61.4% in 2021 and 64.4% in 2020. Catastrophe losses were $39 million in 2021 compared with $74 million in 2020. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $5 million, primarily related to contingency and event cancellation coverage. Adverse prior year reserve development was $3 million in 2021 and favorable prior year reserve development was $7 million in 2020. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.0 point to 59.0% in 2021 from 60.0% in 2020.
•Reinsurance & Monoline Excess - The loss ratio was 69.3% in 2021 and 59.1% in 2020. Catastrophe losses were $35 million in 2021 compared with ($1) million in 2020. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $1 million, primarily related to excess workers’ compensation. Favorable prior year reserve development was $5 million in 2021 and adverse prior year reserve development was $2 million in 2020. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.8 points to 58.1% in 2021 from 58.9% in 2020.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2021	2020
Policy acquisition and insurance operating expenses	$583,065	$523,349
Insurance service expenses	21,243	21,034
Net foreign currency (gains) losses	(12,497)	5,078
Other costs and expenses	51,235	44,508
Total	$643,046	$593,969
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 11% and net premiums earned increased 19% from 2020. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 28.0% in 2021 and 30.0% in 2020. The improvement is primarily attributable to higher net premiums earned outpacing compensation expense growth. However, to the extent our net premiums earned decrease or travel and entertainment expenses increase, due to the impact of the COVID-19 pandemic or otherwise, our expense ratio would be expected to increase.

    Service expenses, which represent the costs associated with the fee-based businesses, were $21 million in both 2021 and 2020.
    Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains was $12 million in 2021 compared to losses of $5 million in 2020. The gains in 2021 were driven by the strengthening U.S. dollar against most major currencies in the third quarter of 2021.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $51 million in 2021 from $45 million in 2020, primarily due to the increase in performance-based compensation costs in 2021.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $115 million in 2021 compared to $85 million in 2020. The increase mainly relates to the business recovery from COVID-19 on aviation-related and textile businesses.
Interest Expense. Interest expense was $35 million in 2021 and $40 million 2020. In May 2020, the Company issued $300 million aggregate principal amount of 4.00% senior notes due 2050. In September 2020, the Company issued an additional $170 million aggregate principal amount of 4.00% senior notes due 2050 and $250 million aggregate principal amount of 4.25% subordinated debentures due 2060 and repaid $300 million aggregate principal amount of 5.375% senior notes at maturity. In October 2020, the Company redeemed $350 million aggregate principal amount of 5.625% subordinated debentures due 2053. In February 2021, the Company issued $300 million aggregate principal amount of 4.125% subordinated debenture due 2061. In March 2021, the Company issued $400 million aggregate principal amount of 3.55% senior notes due 2052 and redeemed its $110 million aggregate principal amount of 5.90% subordinated debentures due 2056. In June, 2021, the Company redeemed the $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056. In September 2021, the Company issued $350 million aggregate principal amount of 3.15% senior notes due 2061. Additionally in the second quarter of 2021, the Company sold a real estate asset which resulted in a $102 million reduction of the Company's non-recourse debt that was supporting the property.
The redemption of debentures and issuance of additional debentures in 2021, as described below in "Liquidity and Capital Resources -- Debt," are expected to decrease interest expense in 2021 and forward.
Income Taxes. The effective income tax rate was 19.6% in 2021 and 26.2% in 2020. The effective income tax rate differs from the federal income tax rate of 21% principally because of tax-exempt investment income and tax benefits related to equity-based compensation, which was partially offset by state and foreign income taxes. The increased effective income tax rate for the three months ended September 30, 2020 was principally because the utilization of losses in certain foreign jurisdictions was limited.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $132.4 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.3 years at September 30, 2021 and 2.4 years at December 31, 2020. The Company’s fixed maturity investment portfolio and investment-related assets as of September 30, 2021 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$518,333	2.2%
State and municipal:
Special revenue	2,110,271	9.1
State general obligation	447,320	1.9
Local general obligation	431,522	1.9
Pre-refunded (1)	230,840	1.0
Corporate backed	177,916	0.7
Total state and municipal	3,397,869	14.6
Mortgage-backed:
Agency	681,798	2.9
Residential-Prime	159,826	0.7
Commercial	130,637	0.6
Residential-Alt A	6,326	—
Total mortgage-backed	978,587	4.2
Asset-backed	4,655,555	20.0
Corporate:
Industrial	3,132,362	13.5
Financial	1,699,840	7.3
Utilities	418,853	1.8
Other	173,009	0.7
Total corporate	5,424,064	23.3
Foreign government and foreign government agencies	1,098,727	4.7
Total fixed maturity securities	16,073,135	69.0
Equity securities:
Common stocks	609,939	2.6
Preferred stocks	208,799	0.9
Total equity securities	818,738	3.5
Cash and cash equivalents (2)	2,182,020	9.4
Real estate	1,842,400	7.9
Investment funds	1,400,140	6.0
Arbitrage trading account	860,339	3.7
Loans receivable	115,496	0.5
Total investments	$23,292,268	100.0%
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
Investment Funds. At September 30, 2021, the carrying value of investment funds was $1,401 million, including investments in financial services funds of $409 million, transportation funds of $341 million, real estate funds of $263 million, other funds of $238 million and energy funds of $150 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At September 30, 2021, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City, an office building in London, and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost (net of allowance for expected credit losses), had an amortized cost of $115 million and an aggregate fair value of $117 million at September 30, 2021. The amortized cost of loans receivable is net of an allowance for expected credit losses of $2 million as of September 30, 2021. Loans receivable include real estate loans of $89 million that are secured by commercial and residential real estate located primarily in New York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2026. Loans receivable include commercial loans of $26 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.3 years at September 30, 2021 and 2.4 years at December 31, 2020.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities increased to $1,524 million in the first nine months of 2021 from $1,137 million in the first nine months of 2020, primarily due to an increase in premium receipts, net of reinsurance and commissions settled, partially offset by an increase in tax payments.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 78.2% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2021. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At September 30, 2021, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $3,266 million and a face amount of $3,292 million, including $300 million aggregate principal amount of its 4.125% subordinated debentures due 2061 issued in February 2021, $400 million aggregate principal amount of its 3.55% senior notes due 2052 issued in March 2021 and $350 million aggregate principal amount of its 3.15% senior notes due 2061 issued in September 2021. The Company redeemed its $110 million aggregate principal amount of 5.90% subordinated debentures due 2056 on March 1, 2021 and its $290 million aggregate principal amount of 5.75% subordinated debentures due 2056 on June 1, 2021. Additionally in the second quarter of 2021, the Company sold a real estate asset which resulted in a $102 million reduction of the Company's non-recourse debt that was supporting the property. The maturities of the outstanding debt are $5 million in 2021, $427 million in 2022, $5 million in 2025, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
    Equity. At September 30, 2021, total common stockholders’ equity was $6.6 billion, common shares outstanding were 176,638,884 and stockholders’ equity per outstanding share was $37.64. During the three months ended September 30, 2021, the Company repurchased 1,287,556 shares of its common stock for $93 million. During the nine months ended September 30, 2021, the Company repurchased 1,752,619 shares of its common stock for $122 million. In the third quarter of 2021, the board of directors of the Company declared a regular quarterly cash dividend of $0.13 per share. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $9.9 billion at September 30, 2021. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 33% at September 30, 2021 and 30% at December 31, 2020.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Set forth below is a summary of the shares repurchased by the Company during the three months ended September 30, 2021, and the number of shares remaining authorized for purchase by the Company:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2021	50,985	$73.02	50,985	6,218,674
August 2021	496,171	$72.16	496,171	5,722,503
September 2021	740,400	$71.73	740,400	4,982,103

Item 6. Exhibits

Number
(10.1)	Form of 2021 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	November 4, 2021	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	November 4, 2021	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer