Form 10-K
period 2021-12-31
BERKLEY W R CORP
filed 2022-02-24
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.            ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,893,170,124.
Number of shares of common stock, $.20 par value, outstanding as of February 17, 2022: 176,790,914
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, are incorporated herein by reference in Part III.

			Page
SAFE HARBOR STATEMENT
	PART I
ITEM	1.	BUSINESS	6
ITEM	1A.	RISK FACTORS	25
ITEM	1B.	UNRESOLVED STAFF COMMENTS	36
ITEM	2.	PROPERTIES	36
ITEM	3.	LEGAL PROCEEDINGS	36
ITEM	4.	MINE SAFETY DISCLOSURES	37

	PART II
ITEM	5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	38
ITEM	6.	RESERVED
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	40
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	60
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	61
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	113
ITEM	9A.	CONTROLS AND PROCEDURES	113
ITEM	9B.	OTHER INFORMATION	115
ITEM	9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS	115

	PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	116
ITEM	11.	EXECUTIVE COMPENSATION	116
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	116
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	116
ITEM	14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	116

	PART IV
ITEM	15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	117
ITEM	16.	FORM 10-K SUMMARY	121
EX-4.1		DESCRIPTION OF REGISTRANT’S SECURITIES REGISTERED PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934
EX-21		LIST OF COMPANIES AND SUBSIDIARIES
EX-23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-31.2		CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-32.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-101		INSTANCE DOCUMENT
EX-101		SCHEMA DOCUMENT
EX-101		CALCULATION LINKBASE DOCUMENT
EX-101		LABELS LINKBASE DOCUMENT
EX-101		PRESENTATION LINKBASE DOCUMENT
EX-101		DEFINITION LINKBASE DOCUMENT

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report including statements related to our outlook for the industry and for our performance for the year 2022 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

•the cyclical nature of the property casualty industry;
•the impact of significant competition, including new entrants to the industry;
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

We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2022 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

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
    Our two reporting segments are each composed of individual businesses that serve a market defined by geography, products, services or industry served. Each of our businesses is positioned close to its customer base and participates in a niche market requiring specialized knowledge. This strategy of decentralized operations allows each of our businesses to identify and respond quickly and effectively to changing market conditions and specific customer needs, while capitalizing on the benefits of centralized capital, investment and reinsurance management, and corporate actuarial, financial, enterprise risk management and legal staff support.
    Our business approach is focused on meeting the needs of our customers, maintaining a high quality balance sheet, and allocating capital to our best opportunities. New businesses are started when opportunities are identified and when the right talent and expertise are found to lead a business. Of our 56 businesses, 49 have been organized and developed internally and seven have been added through acquisition.
    Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of our reporting segments for each of the past three years were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net premiums written:
Insurance	$7,743,814	$6,347,101	$6,086,009
Reinsurance & Monoline Excess	1,119,053	915,336	777,490
Total	$8,862,867	$7,262,437	$6,863,499

Percentage of net premiums written:
Insurance	87.4%	87.4%	88.7%
Reinsurance & Monoline Excess	12.6	12.6	11.3
Total	100.0%	100.0%	100.0%
Thirty of our insurance company subsidiaries are rated by A.M. Best Company, Inc. ("A.M. Best") and have financial strength ratings of A+ (Superior) (the second highest rating out of 15 possible ratings). A.M. Best's ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: “A Best's Financial Strength Rating (FSR) is an independent opinion of an insurer's financial strength and ability to meet its ongoing insurance policy and contract obligations. An FSR is not assigned to specific insurance policies or contracts and does not address any other risk.” A.M. Best reviews its ratings on a periodic basis, and its ratings of the Company's subsidiaries are therefore subject to change.
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

The following sections describe our reporting segments and their businesses in greater detail. These businesses underwrite on behalf of one or more affiliated insurance companies within the group. The businesses are identified by us for descriptive purposes only and are not legal entities, but for marketing purposes may sometimes be referred to individually as "a Berkley company" or collectively as "Berkley companies." Unless otherwise indicated, all references in this Form 10-K to “Berkley,” “we,” “us,” “our,” the “Company” or similar terms refer to W. R. Berkley Corporation together with its subsidiaries and businesses. W. R. Berkley Corporation is a Delaware corporation formed in 1970.
Insurance
Our U.S.-based businesses predominantly underwrite commercial insurance business primarily throughout the United States, although many units offer coverage globally, focusing on the following general areas:
Excess & Surplus Lines: A number of our businesses are dedicated to the U.S. excess and surplus lines market. They serve a diverse group of customers that often have complex risk or unique exposures that typically fall outside the underwriting guidelines of the standard insurance market. Lines of business underwritten by our excess and surplus lines businesses include premises operations, commercial automobile, property, products liability, general liability and professional liability lines. Products are generally distributed through wholesale agents and brokers.
Industry Specialty: Certain other businesses focus on providing specialty coverages to customers within a particular industry that are best served by underwriters and claims professionals with specialized knowledge of that industry. They offer multiple lines of business with policies tailored to address these unique exposures, often with the flexibility of providing coverages on either an admitted or a non-admitted basis in the U.S., as well as internationally. Each business delivers its products through one or more distribution channels, including retail and wholesale agents, brokers, and managing general agents (MGAs), depending on the customer and the particular risks insured.
Product Specialty: Other businesses specialize in providing specific lines of insurance coverage, such as workers’ compensation or professional liability, to a wide range of customers. They offer insurance products, analytical tools and risk management services such as loss control and claims management that enable clients to manage their risk appropriately. Business is typically written on an admitted basis, although some businesses may offer non-admitted products in the U.S. and offer products internationally. Independent agents and brokers are the primary means of distribution.
Regional: Certain businesses offer standard insurance products and services focused on meeting the specific needs of a geographically differentiated customer base. Key clients are small-to-midsized businesses. These regionally focused businesses provide a broad array of commercial insurance products to customers primarily in 45 states and the District of Columbia and have developed expertise in niches that reflect local economies. They are organized geographically in order to provide them with the flexibility to adapt quickly to local market conditions and customer needs.
In addition, through our non-U.S. insurance businesses, we write business in more than 60 countries worldwide, with branches or offices in 29 locations outside the United States, including the United Kingdom, Continental Europe, South America, Canada, Mexico, Scandinavia, Asia and Australia. In each of our operating territories, we have built decentralized structures that allow products and services to be tailored to each regional customer base. Our businesses are managed by teams of professionals with expertise in local markets and knowledge of regional environments.
In addition to providing insurance products, certain businesses also provide a wide variety of fee-based services, including claims, administrative and consulting services.
Businesses comprising the Insurance segment are as follows:
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
Berkley Construction Solutions provides excess liability coverage to residential and commercial contractors on a project or practice basis.
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
Berkley Financial Specialists serves the insurance needs of companies in the financial services sector and beyond. Its Berkley Crime division provides crime and fidelity related insurance products for commercial organizations, financial sector businesses and governmental entities on a primary and excess basis. Its Financial Services segment provides management liability and fidelity products to financial institutions, insurance companies and asset management firms.
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
Berkley Management Protection offers a modular suite of management liability products for small and middle market companies through a bespoke and easy to use platform tailored towards independent agents. The management liability coverages they provide include directors and officers, employment practices, fiduciary, cyber, crime and miscellaneous professional liability.
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

Berkley Small Business Solutions offers commercial insurance products for small businesses through a modern technology platform that leverages data and analytics. Its initial product offering focuses on preferred risks in the non-fleet transportation market.
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
Preferred Employers Insurance focuses exclusively on workers' compensation products and services for businesses based in California. It serves thousands of customers covering a broad spectrum of industries throughout the state.
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
Verus Specialty Insurance offers general liability, professional liability and property coverages for small to mid-sized commercial risks in the excess and surplus lines insurance market through a select group of appointed wholesale brokers.
W R B Europe is comprised of specialist operating units offering a focused range of insurance products to markets in Continental Europe.
W / R / B Underwriting provides a broad range of leading insurance products to the Lloyd's marketplace, with a concentration in specialist classes of business including property, professional indemnity and crisis management.

    The following table sets forth the percentage of gross premiums written by each Insurance business:

	Year Ended December 31,
	2021	2020	2019
Acadia Insurance	5.5%	6.0%	5.9%
Admiral Insurance	5.9	5.6	5.9
Berkley Accident and Health	5.0	5.2	5.7
Berkley Agribusiness	0.8	1.2	1.1
Berkley Alliance Managers	2.8	2.8	3.0
Berkley Aspire	0.7	0.5	0.4
Berkley Asset Protection	0.8	0.8	0.6
Berkley Canada	1.2	1.1	1.0
Berkley Construction Solutions	—	—	—
Berkley Custom Insurance	3.2	3.5	3.1
Berkley Cyber Risk Solutions	0.8	0.5	0.3
Berkley Entertainment	1.8	2.1	2.7
Berkley Environmental	5.2	5.4	4.9
Berkley Financial Specialists	0.6	0.8	0.9
Berkley Fire & Marine	0.8	0.8	0.7
Berkley Global Product Recall Management	0.4	0.4	0.5
Berkley Healthcare	1.8	1.7	1.6
Berkley Human Services	1.0	1.0	0.8
Berkley Industrial	0.8	0.8	0.9
Berkley Insurance Asia	0.8	0.7	0.6
Berkley Insurance Australia	1.7	1.4	1.2
Berkley Latinoamérica	2.7	2.8	3.6
Berkley Life Sciences	0.5	0.5	0.7
Berkley Luxury Group	0.9	1.1	1.3
Berkley Management Protection	—	—	—
Berkley Mid-Atlantic Group	1.3	1.2	1.2
Berkley Net Underwriters	2.1	2.2	3.0
Berkley North Pacific	0.7	0.7	0.8
Berkley Offshore Underwriting Managers	1.5	1.5	1.2
Berkley Oil & Gas	3.0	3.2	4.1
Berkley One	1.2	0.7	0.3
Berkley Professional Liability	7.5	4.8	2.9
Berkley Program Specialists	2.0	1.7	1.1
Berkley Public Entity	0.6	0.5	0.4
Berkley Risk	0.2	0.3	0.3
Berkley Select	2.0	2.4	2.8
Berkley Small Business Solutions	—	—	—
Berkley Southeast	2.3	2.3	2.0
Berkley Surety	1.1	1.2	1.2
Berkley Technology Underwriters	0.6	0.7	0.7
Carolina Casualty	1.3	0.6	0.7
Continental Western Group	2.5	2.8	2.6
Gemini Transportation	3.0	3.4	2.9
Intrepid Direct	1.1	0.9	0.5
Key Risk	2.5	2.5	2.7
Nautilus Insurance Group	4.5	4.9	4.8
Preferred Employers Insurance	1.5	1.9	2.4
Union Standard	1.7	2.0	2.1
Vela Insurance Services	2.6	2.6	2.8
Verus Specialty Insurance	0.8	0.7	0.8
WRB Europe	1.1	1.0	1.4
W/R/B Underwriting	4.0	4.3	3.9
Other	1.6	2.3	3.0
Total	100.0%	100.0%	100.0%

    The following table sets forth percentages of gross premiums written, by line, by our Insurance operations:

	Year Ended December 31,
	2021	2020	2019
Other liability	35.2%	35.5%	33.9%
Short-tail lines (1)	22.2	23.3	23.5
Professional liability	17.7	15.1	13.3
Workers' compensation	12.4	14.3	17.8
Commercial auto	12.5	11.8	11.5
Total	100.0%	100.0%	100.0%
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
Businesses comprising the Reinsurance & Monoline Excess segment are as follows:
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

The following table sets forth the percentages of gross premiums written by each Reinsurance & Monoline Excess business:

	Year Ended December 31,
	2021	2020	2019
Berkley Re America	31.2%	31.6%	34.2%
Berkley Re Asia Pacific	15.4	13.5	12.0
Berkley Re Solutions	13.8	14.4	12.2
Berkley Re UK	13.8	14.7	15.3
Lloyd's Syndicate 2791 Participation	6.8	6.0	4.8
Midwest Employers Casualty	19.0	19.8	21.5
Total	100.0%	100.0%	100.0%

The following table sets forth the percentages of gross premiums written, by line, by our Reinsurance & Monoline Excess operations:

	Year Ended December 31,
	2021	2020	2019
Casualty	61.8%	58.1%	55.7%
Property	19.2	22.1	22.8
Monoline Excess	19.0	19.8	21.5
Total	100.0%	100.0%	100.0%

Results by Segment
Summary financial information about our segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Insurance
Revenue	$7,578,592	$6,478,834	$6,397,074
Income before income taxes	1,219,798	668,012	814,862
Reinsurance & Monoline Excess
Revenue	1,203,647	1,009,203	877,551
Income before income taxes	270,563	205,587	189,188
Other (1)
Revenue	673,227	610,888	627,571
Loss before income taxes	(207,456)	(168,797)	(151,130)
Total
Revenue	$9,455,466	$8,098,925	$7,902,196
Income before income taxes	$1,282,905	$704,802	$852,920
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

	Year Ended December 31,
	2021	2020	2019
Insurance
Loss ratio	61.1%	64.9%	62.4%
Expense ratio	28.3	30.3	31.1
Combined ratio	89.4%	95.2%	93.5%
Reinsurance & Monoline Excess
Loss ratio	61.0%	61.3%	61.5%
Expense ratio	29.7	31.8	35.0
Combined ratio	90.7%	93.1%	96.5%
Total
Loss ratio	61.1%	64.5%	62.3%
Expense ratio	28.5	30.4	31.5
Combined ratio	89.6%	94.9%	93.8%

Investments
Investment results, before income taxes, were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Average investments, at cost (1)	$22,234,975	$20,012,182	$19,145,567
Net investment income (1)	$671,618	$583,821	$645,614
Percent earned on average investments (1)	3.0%	2.9%	3.4%
Net investment gains (2)	$90,632	$103,000	$120,703
Change in unrealized investment (losses) gains (3)	$(254,939)	$164,645	$261,970
_______________________________________
(1)Includes investments, cash and cash equivalents, trading accounts receivable (payable) from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.
(2)The inclusion of the allowance for expected credit losses on investments commenced January 1, 2020 due to the adoption of ASU 2016-13. See Note 10 of the Consolidated Financial Statements for components of net investment gains.
(3)Represents the change in unrealized investment gains (losses) for available for sale securities recognized in stockholders' equity.
For comparison, the following are the coupon returns for the Barclays U.S. Aggregate Bond Index and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2021	2020	2019
Barclays U.S. Aggregate Bond Index	2.3%	2.8%	3.2%
S&P 500® Index	1.8	1.8	2.3

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	Year Ended December 31,
	2021	2020	2019
1 year or less	9.5%	11.4%	6.5%
Over 1 year through 5 years	46.1	38.9	35.9
Over 5 years through 10 years	25.2	25.0	24.7
Over 10 years	12.7	17.4	21.4
Mortgage-backed securities	6.5	7.3	11.5
Total	100.0%	100.0%	100.0%

At December 31, 2021, the fixed maturity portfolio, including cash and cash equivalents, had an effective duration of 2.4 years, and 2.4 years for 2020 and 2.8 years for 2019.
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

The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,387 million and $1,655 million at December 31, 2021 and 2020, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $452 million and $483 million at December 31, 2021 and 2020, respectively. At December 31, 2021, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.4%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2021) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2021), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
To date, known environmental and asbestos claims have not had a material impact on the Company’s operations, because its subsidiaries generally did not insure large industrial companies that are subject to significant environmental or asbestos exposures prior to 1986 when an absolute exclusion was incorporated into standard policy language.
The Company’s net reserves for losses and loss expenses relating to environmental and asbestos claims on policies written before adoption of the absolute exclusion was $20 million at December 31, 2021 and $19 million at December 31, 2020. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years:

(In thousands)	2021	2020	2019
Net reserves at beginning of year	$11,620,393	$10,697,998	$10,248,883
Cumulative effect adjustment resulting from changes in accounting principles (1)	—	5,927	—
Restated net reserves at beginning of period	11,620,393	10,703,925	10,248,883
Net provision for losses and loss expenses:
Claims occurring during the current year (2)	4,921,191	4,432,937	4,057,989
Increase in estimates for claims occurring in prior years (3)	863	627	34,079
Loss reserve discount amortization	31,906	35,142	39,048
Total	4,953,960	4,468,706	4,131,116
Net payments for claims:
Current year	887,896	921,054	985,599
Prior years	2,777,798	2,677,595	2,673,803
Total	3,665,694	3,598,649	3,659,402
Foreign currency translation	(60,297)	46,411	(22,599)
Net reserves at end of year	12,848,362	11,620,393	10,697,998
Ceded reserves at end of year	2,542,526	2,164,037	1,885,251
Gross reserves at end of year	$15,390,888	$13,784,430	$12,583,249

Net change in premiums and losses occurring in prior years:
Increase in estimates for claims occurring in prior years (3)	$(863)	$(627)	$(34,079)
Retrospective premium adjustments for claims occurring in prior years (4)	7,510	16,807	53,511
Net favorable premium and reserve development on prior years	$6,647	$16,180	$19,432

____________________________________
(1)The cumulative effect adjustment resulting from changes in accounting principals relates to the allowance for expected credit losses on reinsurance recoverables that commenced on January 1, 2020 due to the adoption of ASU 2016-13. See Note 1 for more details.
(2)Claims occurring during the current year are net of loss reserve discounts of $21 million, $10 million and $20 million in 2021, 2020 and 2019, respectively.
(3)The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $19 million in 2021 and $21 million in 2020 and increased by $19 million in 2019, respectively.
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
A reconciliation between the reserves as of December 31, 2021 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) in the Company’s U.S. regulatory filings is as follows:

(In thousands)
Net reserves reported in U.S. regulatory filings on a SAP basis	$12,339,921
Reserves for non-U.S. companies	587,002
Loss reserve discounting (1)	(85,689)
Ceded reserves	2,542,526
Allowance for expected credit losses on due from reinsurers	7,128
Gross reserves reported in the consolidated GAAP financial statements	$15,390,888
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

Regulation
U.S. Regulation
Our U.S. insurance subsidiaries are principally regulated by their domiciliary state insurance departments and are subject to varying degrees of regulation and supervision in the other U.S. jurisdictions in which they do business. As of January 1, 2022, there are six domiciliary states related to our U.S. insurance subsidiaries.

Overview. Our domestic insurance subsidiaries are subject to statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. This regulation relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of certain policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums, loss expenses and losses; and requirements regarding numerous other matters. Our property casualty subsidiaries, other than our excess and surplus lines and reinsurance subsidiaries, must generally file all rates with the insurance department of each state in which they operate. Our excess and surplus lines and reinsurance subsidiaries generally operate free of rate and form regulation.

Legislative and Regulatory Activity Related to the COVID-19 Pandemic. In 2020, U.S. state insurance regulators issued directives and guidance in response to the economic impacts of the COVID-19 pandemic, which encouraged or directed insurance companies to implement accommodations such as extending grace periods for premium payments and forbearing on the cancellation or non-renewal of policies due to non-payment of premiums. In addition, there has been industry and regulatory discussion regarding the appropriate role of pandemic business interruption coverage, and whether insurers should be required to provide such coverage. In 2020, legislators of several states proposed bills that would mandate retroactive coverage of pandemic-related business interruption losses. To date, however, none of these proposals has meaningfully progressed or been enacted. There appears to be a broadly held and bipartisan consensus that pandemic risk is generally uninsurable absent some kind of publicly-funded backstop. At the federal level, there are ongoing discussions regarding a federal response to the risk of future pandemics, some of which include proposals to create public-private partnerships with insurers. It is too early to determine which proposal, if any, may ultimately gain the support of Congress, and how any new legislation might affect our business. See “Risk Factors — Risks Related to Our Industry — The COVID-19 pandemic has materially and adversely affected our results of operations, and is expected to continue and therefore may materially and adversely affect, our results of operations, financial position and liquidity.”
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
We must also annually submit to our lead state regulator an “enterprise risk management report” which identifies the activities and circumstances of any affiliated company that might have a material adverse effect on the financial condition of our group or our U.S. licensed insurers.
In addition, all states have adopted changes to the holding company act that authorize U.S. insurance regulators to lead or participate in the group-wide supervision of certain international insurance groups. In November 2019, the International Association of Insurance Supervisors (“IAIS”), an international standard setter, adopted a global framework for the supervision of internationally active insurance groups, as discussed below under “- International Regulation.” This framework includes a risk-based, group-wide global insurance capital standard (“ICS”), which is undergoing a five-year monitoring period that started in January 2020.

In the United States, the National Association of Insurance Commissioners (the “NAIC”) has developed a group capital calculation tool that uses a risk-based capital aggregation methodology for all entities in an insurance holding company system. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all companies regardless of their structure. In 2020, the NAIC adopted amendments to the model holding company act and regulation that implement the group capital calculation by requiring the ultimate controlling person of an insurer subject to holding company registration to file the group capital calculation with its lead state regulator. The annual filing requirement will become effective once the states have adopted the NAIC holding company amendments. The NAIC has proposed an accreditation standard for these amendments for a one-year comment period starting on January 1, 2022.
All states have adopted the NAIC's Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”), which requires an insurance holding company system’s chief risk officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA Report”). The ORSA Report is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Under the ORSA Model Act, as enacted by the states, we are required to:
•regularly, no less than annually, conduct an ORSA to assess the adequacy of our risk management framework, and current and estimated projected future solvency position;
•internally document the process and results of the assessment; and
•provide an ORSA Report annually to the Commissioner of Insurance of the State of Delaware (our lead state commissioner).
Cybersecurity Regulations. New York has adopted a cybersecurity regulation for financial services institutions that are authorized by the New York State Department of Financial Services (the “NYDFS”), which applies to our insurance subsidiaries licensed in New York. The regulation requires these entities to assess risks associated with their information systems and establish and maintain a cybersecurity program designed to protect consumers’ private data and the confidentiality, integrity and availability of the licensee’s information systems. The NAIC has adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”) for consideration by state legislatures, which, when adopted by the states, establishes standards for data security, the investigation of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information, and reporting to insurance commissioners. The Cybersecurity Model Law imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. As of December 31, 2021, the Cybersecurity Model Law, or a form thereof, had been adopted by several states, including two of our U.S. insurance subsidiaries’ domiciliary states. A drafting note in the Cybersecurity Model Law states that a licensee’s compliance with the New York cybersecurity regulation is intended to constitute compliance with the Cybersecurity Model Law, but compliance remains a state-by-state issue and we would need to consider any differences in implementation and enforcement of the Cybersecurity Model Law as part of our compliance efforts. Additionally, the Federal Trade Commission amended the “Standards for Safeguarding Customer Information Rules (otherwise known as the “Safeguards Rule”) in 2021 to require covered financial institutions to implement certain data security measures and practices in their information security programs. Many of the requirements of the amended Safeguards Rule are similar to the New York cybersecurity regulation and the Cybersecurity Model Law, but there are some differences that may impose increased operational burdens and compliance costs.

Certain states are developing or have developed regulations related to privacy and data security. For example, in 2018 California enacted the California Consumer Privacy Act (“CCPA”), which broadly regulates the collection, processing and disclosure of California residents’ personal information, imposes limits on the “sale” of personal information and grants California residents certain rights to, among other things, access and delete data about them in certain circumstances. CCPA also established a private right of action, with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. CCPA became effective on January 1, 2020. California subsequently enacted the California Privacy Rights Act (“CPRA”), which amends the CCPA to impose additional limitations and obligations with respect to covered businesses’ use and sharing of certain personal data. The CPRA will come into full effect in January 2023; compliance with CCPA/CPRA may increase the cost of providing our services in California. Other states have considered – and some states have adopted
- similar proposals. For instance, Virginia and Colorado enacted data privacy laws in 2021 that will come into effect in January 2023 and July 2023, respectively. These laws establish in those states many of the same data privacy and security requirements as other existing laws, such as the CCPA. We cannot predict the impact, if any, that any proposed or future cybersecurity regulations or state laws will have on our business, financial condition or results of operations.
Risk-Based Capital Requirements. The NAIC utilizes a Risk-Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The NAIC RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above any RBC action level as of December 31, 2021.
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
Under the program, the federal government will pay 80% of an insurer's covered losses in excess of the insurer's applicable deductible. The insurer's deductible is based on 20% of earned premium for the prior year for covered lines of commercial property and casualty insurance. Based on our 2021 earned premiums, our aggregate deductible under TRIPRA during 2022 will be approximately $1,135 million. The federal program will not pay losses for certified acts unless such losses exceed $200 million industry-wide for any calendar year after 2020. TRIPRA limits the federal government's share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.
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
Climate Change and Financial Risks. The topic of climate risk has come under increased scrutiny by insurance regulators. In September 2020, the NYDFS issued a circular letter to New York domestic and foreign authorized insurance companies, which impacts our insurance subsidiaries licensed in New York. The circular letter states that the NYDFS expects insurers to integrate financial risks related to climate change into their governance frameworks, risk management processes and business strategies. For example, the letter states that an insurer should designate a board member or board committee, as well as a senior management function, that oversees the management of the financial risks associated with climate change.
The NYDFS also adopted an amendment to the regulation that governs enterprise risk management, effective as of August 13, 2021, that requires an insurance group to include certain additional risks, such as climate change risk, in its enterprise risk management function.
In addition, the Federal Insurance Office (the “FIO”) has been instructed by President Biden’s Executive Order on Climate-Related Financial Risk, dated May 20, 2021, to seek public comment on a series of questions that “will help inform FIO’s assessment of climate-related financial risks for the insurance sector.” The FIO’s Request for Information notes that it “plans to … take a leadership role in analyzing how the insurance sector may help mitigate climate-related risks [and to that end, it] will engage with the insurance sector to assess how the sector may help achieve national climate-related goals, including mitigation, adaptation and transition to a lower carbon economy.” The comment period ended in November 2021.
Diversity and Corporate Governance. Insurance regulators are also focused on the topic of race, diversity and inclusion. On March 16, 2021, the NYDFS issued a circular letter stating that it expects the insurers it regulates, such as our insurance subsidiaries licensed in New York, to make diversity of their leadership a business priority and a key element of their corporate governance. See “ – Human Capital Resources” below.
Federal Regulation. The federal government and its regulatory agencies generally do not directly regulate the business of insurance, although federal initiatives could have an impact on our business in a variety of ways. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) effected sweeping changes to financial services regulation in the United States, and created two new federal government bodies, the FIO and the Financial Stability Oversight Council (the “FSOC”). The FIO does not have general supervisory or regulatory authority over the business of insurance, although it has preemption authority over state insurance laws that conflict with certain international agreements, as discussed below. The FIO has authority to represent the United States in international insurance matters and is authorized to monitor the U.S. insurance industry and identify potential regulatory gaps that could contribute to systemic risk. The Economic Growth, Regulatory Relief and Consumer Protection Act addresses the roles played by federal regulators at international insurance standard-setting forums, and it directs the Director of the FIO and the Board of Governors of the Federal Reserve to support increased transparency at international standard-setting regulatory forums (e.g., the IAIS). These federal regulations also instruct the FIO and the Federal Reserve to achieve consensus positions with the states through the NAIC prior to taking a position on any insurance proposal by a global insurance regulatory forum.
The Dodd-Frank Act authorizes the Secretary of the Treasury and U.S. Trade Representative to enter into international agreements of mutual recognition regarding the prudential regulation of insurance or reinsurance. The U.S. and the European Union ("EU") signed such a covered agreement (the "EU Covered Agreement") in September 2017. The EU Covered Agreement addresses three areas of prudential supervision: reinsurance, group supervision and the exchange of information between the U.S. and EU. Under the EU Covered Agreement, reinsurance collateral requirements will no longer apply to qualifying EU reinsurers that sell reinsurance to the U.S. market, and U.S. reinsurers operating in the EU market will no longer be subject to “local presence” requirements. The EU Covered Agreement establishes group supervision practices that apply only to U.S. and EU insurance groups operating in both territories. For instance, the EU Covered Agreement states that, provided the U.S. has adopted group supervision including worldwide group governance, solvency, capital and reporting, U.S.-headquartered insurance groups with operations in the EU will be supervised at the worldwide level only by U.S. insurance regulators precluding EU insurance supervisors from exercising solvency and capital requirements over the worldwide operations of those insurers.
In December 2018, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative entered into a covered agreement with the U.K. (the “U.K. Covered Agreement,” and together with the EU Covered Agreement, the “Covered Agreements”) in anticipation of the U.K.’s exit from the EU. The U.K. Covered Agreement largely reflects the provisions of the EU Covered Agreement and incorporates the same timeframes within it. Under the Dodd-Frank Act, the FIO has preemption authority over state insurance laws that conflict with the Covered Agreements.

Under the terms of the Covered Agreements, state credit for reinsurance laws that result in non-U.S. reinsurers subject to the Covered Agreements being treated less favorably than U.S. reinsurers may be preempted by the applicable Covered Agreement beginning on September 1, 2022. Accordingly, in June 2019, the NAIC adopted amendments to its Credit for Reinsurance Model Law in order to satisfy the substantive and timing requirements of the Covered Agreements, which amendments have been adopted by our U.S. insurance subsidiaries’ domiciliary states. These amendments will become an NAIC accreditation standard beginning on September 1, 2022, with enforcement beginning on January 1, 2023. The amended Credit for Reinsurance Model Law also extends the zero reinsurance collateral provisions in the Covered Agreements to qualified reinsurers domiciled in U.S. jurisdictions that are accredited by the NAIC and to non-U.S. jurisdictions that have not entered into a covered agreement with the U.S. but which the NAIC has identified as “reciprocal jurisdictions” pursuant to the NAIC Qualified Jurisdiction Process. We cannot currently predict the impact of these changes to the law or whether any other covered agreements will be successfully adopted, and cannot currently estimate the impact of these changes to the law and any such adopted covered agreements on our business, financial condition or operating results.

The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to the United States’ financial stability in the event of the insurer’s material financial distress or failure, i.e., a “systemically important financial institution” or a “non-bank SIFI.” An insurer so designated by the FSOC will be subject to Federal Reserve supervision and heightened prudential standards. There are currently no such non-bank SIFIs designated by the FSOC. The FSOC changed its process for designating non-bank SIFIs, effective in January 2020, by adopting an activities-based approach and moving away from the entities-based approach.

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
Our Lloyd’s managing agency is also regulated by Lloyd’s, and the Lloyd’s syndicate business is subject to Lloyd’s supervision. Through Lloyd’s, we are licensed to write business in various countries throughout the world by virtue of Lloyd’s international licenses. In each such country, we are subject to the laws and insurance regulation of that country. Our insurance subsidiary based in Liechtenstein is regulated by the Financial Market Authority of Liechtenstein ("FMA"), which has regulatory tools analogous to those of the U.K. regulators noted above.
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
Our insurance business throughout the EU and EEA is subject to “Solvency II,” an insurance regulatory regime governing, among other things, capital adequacy and risk management which became effective on January 1, 2016. Following the U.K.’s withdrawal from the EU, and the expiry of the transition period on December 31, 2020, our Lloyd’s managing agency (and the U.K. branch of our Liechtenstein subsidiary) are now subject to a separate U.K. prudential regime. This domestic regime is identical to Solvency II from January 1, 2021. However, the two regimes may diverge over time. The U.K. has undertaken a review of Solvency II and of the regulatory regime applicable to U.K. authorized insurers and reinsurers.
The U.K. has undertaken a review of Solvency II and of the regulatory regime applicable to U.K. authorized insurers and reinsurers. The U.K.’s HM Treasury is now working alongside the PRA to prepare a package of proposed reforms to the U.K.’s domestic regulatory regime for consultation in early 2022. Similarly, the European Commission has undertaken its own review of Solvency II and, on September 22, 2021, published a package of proposed legislative reforms for amending the existing regulatory framework. This proposed legislation is now being discussed by the European Parliament and Council.
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
The Liechtenstein financial services regulator, the FMA, is the group supervisor for our European-regulated subsidiaries. However, the Covered Agreements prohibit any EU supervisor or the PRA (as applicable) from exercising group-wide supervision at any level above the highest company organized in the country of that supervisor.
We must also comply with the EU General Data Protection Regulation (EU) 2016/879) (“GDPR”), which took effect in May 2018. The regulation’s goal is to impose increased individual rights and protections for all personal data located in or originating from the EU. The Data Protection Act 2018 and the U.K. General Data Protection Regulation, which is the retained EU law version of the GDPR by virtue of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (together, “U.K. GDPR”), regulate data protection for all individuals within the U.K. Both the GDPR and the U.K. GDPR are extraterritorial in that they apply to all businesses in the EU and the U.K. respectively and any business outside the EU and the U.K. that process EU and/or U.K. personal data of individuals in the EU and/or the U.K. Moreover, there are significant fines associated with non-compliance. In particular, we need to monitor our compliance with all relevant member states’ laws and regulations, including where permitted derogations from the GDPR and the U.K. GDPR are introduced. The introduction of the GDPR and the U.K. GDPR, and any resultant changes in EU member states’ or U.K. national laws and regulations, has increased our compliance obligations and has necessitated the review and implementation of policies and processes relating to our collection and use of data, and has required us to change our business practices regarding these matters.
In addition, we may become subject to or affected by regulatory policies adopted by the IAIS, an international standard setter consisting of supervisors and regulators from more than 200 jurisdictions. The IAIS has been working on several initiatives to consider changes to insurer solvency standards and group supervision of companies in a holding company system in response to the increasing globalization of the insurance sector. In November 2019, the IAIS formally adopted a global framework for the supervision of internationally active insurance groups (“IAIGs”), which is referred to as the Common Framework for the Supervision of Internationally Active Insurance Groups, or “ComFrame.” ComFrame is intended to provide a framework of basic standards for IAIGs and a process for supervisors to cooperate in the supervision of IAIGs. Also in November 2019, the IAIS adopted a risk-based group-wide global insurance capital standard (“ICS”) that will apply to IAIGs and ultimately form a part of ComFrame. The ICS commenced a five-year monitoring period in January 2020 which is being used for confidential reporting and discussion in supervisory colleges to provide feedback to the IAIS on the ICS’s design and performance, but will not trigger any supervisory action. Following this monitoring period, the ICS is expected to be implemented in 2025 as a group-wide prescribed capital requirement for IAIGs and integrated into the rest of ComFrame. As noted above under “- U.S. Regulation,” it is unclear how the development of the ICS will interact with existing capital requirements for insurance companies in the United States and the NAIC’s development of the GCC.
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
Competition
The property casualty insurance and reinsurance businesses are highly competitive, with many insurance companies of various sizes, as well as other entities offering risk alternatives such as self-insured retentions or captive programs, transacting business in the United States and internationally. We compete directly with a large number of these companies. Competition in our industry is largely measured by the ability to provide insurance and services at a price and on terms that are reasonable and acceptable to the customer. Our strategy in this highly fragmented industry is to seek specialized areas or geographic regions where our businesses can gain a competitive advantage by responding quickly to changing market conditions. Our businesses establish their own pricing practices based upon a Company-wide philosophy to price products with the intent of making an underwriting profit.
Competition for insurance business within the United States comes from other specialty insurers, regional carriers, large national multi-line companies and reinsurers. Our specialty businesses compete with excess and surplus insurers as well as standard carriers. Our regional businesses compete with mutual and other regional stock companies as well as national carriers. Additionally, direct writers of property casualty insurance compete with our regional businesses by writing insurance through their salaried employees, generally at a lower acquisition cost than through independent agents such as those used by the Company. We compete internationally with native insurance operations both large and small, which in some cases are related to government entities, as well as with branches or local subsidiaries of multinational companies.

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
Human Capital Resources
As of January 15, 2022, we employed 7,681 individuals. Of this number, our subsidiaries employed 7,545 individuals and the remaining individuals were employed at the parent company.
We believe that our people are our greatest asset and that our corporate culture is the most important intangible driver of long-term value creation for our Company and the highest priority for pursuing long-term risk-adjusted returns and growth in stockholder value.
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
We strive to align employee incentives with the risk and performance frameworks of the Company. The Company’s “pay for performance” philosophy connects individual, business and Company results to employee compensation, providing employees with opportunities to share in the Company’s overall growth and success. The Company offers employees a comprehensive benefits package, including health and wellness, financial, educational and life management benefits. In addition, we support employees in making an impact in their local communities and globally through environmental and social efforts that are meaningful to them.
Our Board of Directors engages with our senior leadership team, including our senior vice president - human resources, on a periodic basis across a range of human capital management issues, including succession planning and development, compensation, benefits, talent recruiting and retention, engagement, diversity and inclusion, and employee feedback.
Culture: The Board of Directors has recognized Accountability, People Oriented Strategy, Responsible Financial Practices, Risk-Adjusted Returns and Transparency as the elements of corporate culture necessary for the Company to achieve success. Our culture unifies our employees across our decentralized business model, positions us to serve our diverse clients globally and propels the Company’s continuous evolution.
We are committed to fostering a unifying culture and encouraging innovation across our enterprise. Our culture encompasses the beliefs that (i) specialized knowledge and having a customer-centric focus are competitive advantages and (ii) an environment that promotes integrity, embraces the commitment to “always do right,” fosters entrepreneurship and innovation, and values making thoughtful decisions for the long-term benefit of our enterprise. While there is no one “Berkley” way, each of our businesses has its own culture that embodies a shared set of values that define our enterprise. Our structure, with more than 50 distinct businesses, facilitates the prompt identification of and appropriate action with respect to addressing individual business or cultural issues arising within a business, without affecting the larger enterprise. Furthermore, our businesses are overseen by senior corporate business managers and senior corporate functional managers, including actuarial, claims, underwriting, compliance and finance, providing a governance oversight structure that makes it easier to identify such issues. Because our Board of Directors diligently exercises its risk management oversight through, among other activities, regular interactions with employees beyond corporate senior management, our directors have visibility into and receive timely feedback on cultural issues that may affect our business.
As significant owners of our Company who are required to hold their shares until separation from service, each of our directors and senior executives have a vested interest in cultivating talent and perpetuating a culture that facilitates the execution of our long-term objectives.

Other Information about the Company's Business
We maintain an interest in the acquisition and startup of complementary businesses and continue to evaluate possible acquisitions and new ventures on an ongoing basis. In addition, our businesses develop new coverages or enter lines of business to meet the needs of insureds.
Seasonal weather variations and other events affect the severity and frequency of losses sustained by the insurance and reinsurance businesses. Although the effect on our business of catastrophes such as tornadoes, hurricanes, hailstorms, wildfires, earthquakes and terrorist acts may be mitigated by reinsurance, they nevertheless can have a significant impact on the results of any one or more reporting periods.
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
We face significant competitive pressures in our businesses, which can pressure premium rates in certain areas and could harm our ability to maintain or increase our profitability and premium volume in some parts of our business.
We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies, diversified financial services companies and insurtech companies. Competitiveness in our businesses is based on many factors, including premium charges, ratings assigned by independent rating agencies, commissions paid to producers, the perceived financial strength of the company, other terms and conditions offered, services provided (including ease of doing business over the internet), speed of claims payment and reputation and experience in the lines to be written. In recent years, the insurance industry has undergone consolidation, which may further increase competition in some parts of our business and may cause our insurance subsidiaries to incur greater customer retention and acquisition expenses, affecting the profitability of existing and new business.
Some of our competitors, particularly in the reinsurance business, have greater financial and/or marketing resources than we do. These competitors within the reinsurance market include Swiss Re, Munich Re, Berkshire Hathaway, Transatlantic Reinsurance, and Partner Re. We expect that perceived financial strength, in particular, will become more important as customers seek high quality reinsurers.
The insurance industry continues to attract new capital which leads to increased competition in our business. Recently, insurance prices have generally increased for most lines of business, excluding workers' compensation. However, loss costs have also increased and the duration and magnitude of the improving pricing environment remains uncertain. With the low level of interest rates available, current price levels for certain lines of business may remain below the prices required for us to achieve our long-term return objectives. We expect to continue to face strong competition in some parts of our business.
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
Our gross reserves for losses and loss expenses were approximately $15.4 billion as of December 31, 2021. Our loss reserves reflect our best estimates of the cost of settling claims and related expenses with respect to insured events that have occurred.
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
The inherent uncertainties of estimating reserves are greater for certain types of liabilities, where long periods of time elapse before a definitive determination of liability is made and settlement is reached. In periods with increased economic volatility, it becomes more difficult to accurately predict claim costs. It is especially difficult to estimate the impact of inflation on loss reserves given the current economic environment and related government actions. Both inflation overall and medical cost inflation, which has historically been greater than inflation overall, can have an adverse impact. In addition, although the Company has estimated the potential COVID-19 impact to its contingency and event cancellation, workers’ compensation, and other lines of business under a number of possible scenarios, due to COVID-19’s continued evolving impact, there remains a high degree of uncertainty around the Company’s COVID-19-related reserves.
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
As industry practices and economic, legal, judicial, social, technological and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Examples of emerging claims and coverage issues include, but are not limited to:
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
Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. For example, catastrophe losses net of reinsurance recoveries were $202 million in 2021 (including COVID-19 related losses), $340 million in 2020 (including COVID-19 related losses), and $90 million in 2019. Similarly, man-made catastrophes can also have a material impact on our financial results.
Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, tsunamis, hailstorms, explosions, severe winter weather and fires, pandemics, as well as terrorist and other man-made activities, including drilling, mining and other industrial accidents, the bankruptcy of a major company, war or other military actions, social unrest, cyber events or terrorist activities. The incidence and severity of catastrophes are inherently unpredictable, and longer-term natural catastrophe trends may be changing due to climate change causing increased variability and unpredictability. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Some catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and other disasters may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe storms. Seasonal weather variations or the impact of climate change may affect the severity and frequency of our losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our results of operations and financial condition.
The COVID-19 pandemic has previously materially and adversely affected our results of operations, and may further materially and adversely affect our results of operations, financial position and liquidity.
The ongoing COVID-19 pandemic, including the related impact on the U.S. and global economies, had materially and adversely affected our results of operations. We expect the pandemic and its impact on our business may continue, and potentially even worsen, but we cannot predict the magnitude or duration of its continued impact, particularly given the great uncertainties associated with COVID-19, including regarding the reopening of the U.S. and global economies and the recovery from its devastating economic and other effects. The ultimate impact of COVID-19 on our results of operations, financial position and liquidity is not yet known, and likely will not be known for some time, but includes the following:

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
Claim Losses Related to COVID-19 May Exceed Reserves. As of December 31, 2021, we recorded approximately $274 million for COVID-19-related losses. Of the $274 million of COVID-19-related losses, $239 million are reported losses and $35 million is booked as IBNR. Our reserves do not represent an exact calculation of liability, but represent an estimate of what management expects the ultimate settlement and claims administration will cost for claims that have occurred, whether known or unknown. Given the great uncertainties associated with COVID-19 and its impact and the limited information upon which our current assumptions and assessments have been made, our reserves and the underlying estimated level of claim losses and costs arising from COVID-19 may materially change.
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
Investments. Further disruptions in global financial markets due to the continuing impact of COVID-19 could cause us to incur additional unrealized and/or realized investment losses (beyond the investment fund losses incurred in prior years), including impairments in our fixed maturity portfolio and other investments. In addition, the economic uncertainty resulting from COVID-19 may result in a further decline in interest rates, which may negatively impact our net investment income from future investment activity.
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
Operational Disruptions and Costs. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or other third party service providers are unable to continue to work because of illness, government directives or otherwise. In addition, our agents, brokers, suppliers and other third party service providers, which we rely on for key aspects of our operations, are subject to risks and uncertainties related to the COVID-19 pandemic, which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms. In response to the COVID-19 pandemic, we have in place remote working policies which have resulted in disruptions to our business routines, heightened risk to cybersecurity attacks and data security incidents and a greater dependency on internet and telecommunication access and capabilities.
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
To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”), for up to 80% of our covered losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2021 earned premiums, our aggregate deductible under TRIPRA during 2022 is approximately $1,135 million. In addition, the coverage provided under TRIPRA does not apply to reinsurance that we write. To the extent that our reinsurers have excluded coverage for certain terrorist acts or have priced this coverage at rates that make purchasing such coverage economically infeasible, we may not have reinsurance protection and could be exposed to potential losses as a result of any acts of terrorism.
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
•limitations on the amount of dividends, tax distributions, intercompany loans and other payments that can be made without prior regulatory approval;

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
The topic of climate risk has come under increased scrutiny by insurance regulators. In September 2020, the NYDFS issued a circular letter to New York domestic and foreign authorized insurance companies, which impacts our insurance subsidiaries licensed in New York. The circular letter states that the NYDFS expects insurers to integrate financial risks related to climate change into their governance frameworks, risk management processes and business strategies. The NYDFS also adopted an amendment to the regulation that governs enterprise risk management, effective as of August 13, 2021, that requires an insurance group to include certain additional risks, such as climate change risk, in its enterprise risk management function. In addition, the FIO has been instructed by President Biden’s Executive Order on Climate-Related Financial Risk, dated May 20, 2021, to seek public comment on a series of questions that “will help inform FIO’s assessment of climate-related financial risks for the insurance sector.” The FIO’s Request for Information notes that it “plans to … take a leadership role in analyzing how the insurance sector may help mitigate climate-related risks [and to that end, it] will engage with the insurance sector to assess how the sector may help achieve national climate-related goals, including mitigation, adaptation and transition to a lower carbon economy.” These measures may subject us to increased oversight at the state and federal level.
State regulation is the primary form of regulation of insurance and reinsurance in the United States, although Congress has considered various proposals regarding federal regulation of insurance, in addition to the changes brought about by the Dodd-Frank Act, such as proposals for the creation of an optional federal charter for insurance companies. We may be subject to potentially increased federal oversight as a financial institution. In addition, the new U.S. administration and the volatile political environment may increase the chance of other federal legislative and regulatory changes that could affect us in ways we cannot predict.
With respect to international measures, Solvency II, the EU regime concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers may affect our insurance businesses. Implementation of Solvency II in EU member states occurred on January 1, 2016, and as the Solvency II regime evolves over time, we may be required to utilize a significant amount of resources to ensure compliance. In particular, the European Commission has undertaken a review of Solvency II and on September 22, 2021, published a package of proposed legislative reforms for amending the existing regulatory framework. This proposed legislation is now being discussed by the European Parliament and the European Commission. In addition, despite the waiver of the Solvency II group capital requirements we received, Solvency II may have the effect of increasing the capital requirements of our EU domiciled insurers. Additionally, our capital requirements and compliance requirements may be adversely affected if the European Commission does not deem the insurance regulatory regimes of the jurisdictions outside the EU in which we have insurance or reinsurance companies domiciled to be “equivalent” to Solvency II.
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
Risks Relating to Our Business
Our expanding international operations expose us to increased investment, political, legal/regulatory, and economic risks, including foreign currency and credit risk.
Our expanding international operations in the United Kingdom, Continental Europe, South America, Canada, Mexico, Scandinavia, the Asia-Pacific region, South Africa and Australia expose us to increased investment, political, legal/regulatory, and economic risks, including foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on our results of operations and financial condition.
Our investments in non-U.S.-denominated assets are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the U.S.
We face additional risks as a result of our international operations which could have an adverse effect on our results of operations and financial condition including: burdens and costs of compliance with a variety of foreign laws and regulations and the associated risk and costs of non-compliance; exposure to undeveloped or evolving legal systems, which may result in unpredictable or inconsistent application of laws and regulations; exposure to commercial, political, legal or regulatory corruption; political, economic or other instability in countries in which we conduct business, including possible terrorist acts; the imposition of tariffs, trade barriers or other protectionist laws or business practices that favor local competition, increased costs and adverse effects on our business; changes to visa or immigration policies; diminished ability to enforce our contractual rights; potential increased risk of data breaches; differences in cultural environments; sociopolitical instability; social, political or economic instability resulting from climate change; changes in regulatory requirements, including changes in regulatory treatment of certain products or services; exposure to local economic conditions and its impact on our clients’ performance and creditworthiness; and restrictions on the repatriation of non-U.S. investments and earnings.
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
However, notwithstanding the finalization of the Trade and Cooperation Agreement between the U.K. and the EU, uncertainty remains regarding the impact of Brexit, including the implementation and enforcement of terms and conditions of the agreement, and the U.K.’s future relationship with the EU. Brexit could also lead to legal uncertainty and differing laws and regulations between the U.K. and the EU. Specifically in relation to financial services, the Trade and Cooperation Agreement did not provide for EU and U.K. regulated firms to be able to access each other’s markets via passporting rights. Both EU and U.K. insurers therefore lost their respective passporting rights from January 1, 2021. It is also unclear whether the EU will make “equivalence” determinations in respect of relevant aspects of U.K. financial services regulation. As a result, the U.K. branch of our Liechtenstein subsidiary has applied to be directly authorized to perform insurance business in the U.K., which application remains under consideration.
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
We depend on our ability to attract and retain key personnel, including our President and CEO, Executive Chairman, senior executive officers, presidents of our businesses, experienced underwriters and other skilled employees who are knowledgeable about our business. If the quality of our underwriting team and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate, and be unable to expand our operations into new products and markets.
We cannot guarantee that our reinsurers will pay in a timely fashion, if at all, and, as a result, we could experience losses.
We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. This failure to pay or failure to pay on a timely basis may be due to factors such as whether reinsurers, their affiliates or certain indemnitors have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2021, the amount due from our reinsurers was approximately $2,923 million, including amounts due from state funds and industry pools where it was intended that we would bear no risk. Certain of these amounts are secured by letters of credit or by funds held in trust on our behalf.
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
Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Certain of our insurance company subsidiaries are rated by A.M. Best, Standard & Poor's, Moody's and Fitch. Our ratings are subject to periodic review, and we cannot assure you that we will be able to retain our current or any future ratings, especially given that rating agencies may change their criteria or increase capital requirements for various rating levels. For instance, Standard & Poor's has recently proposed changes to its rating model which could impact our rating depending on final changes that are implemented.
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

As part of our present strategy, we continue to evaluate possible acquisition transactions and the start-up of complementary businesses on an ongoing basis, and at any given time we may be engaged in discussions with respect to possible acquisitions and new ventures. We cannot assure you that we will be able to identify suitable acquisition targets or insurance ventures, that such transactions will be financed and completed on acceptable terms or that our future acquisitions or start-up ventures will be successful. Our financial results could be adversely affected by acquired businesses not performing as projected, unforeseen liabilities, routine and unanticipated transaction-related charges, diversion of management time and resources to acquisition integration challenges or growth strategies, loss of key employees, challenges in integrating information technology systems of acquired companies with our own, amortization of expenses related to intangibles, charges for impairment of long-term assets or goodwill and indemnification. The process of integrating any companies we do acquire or investing in new ventures may have a material adverse effect on our results of operations and financial condition.
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
Although we have taken steps intended to protect our data and information technology systems and mitigate the risk of harm caused by cybersecurity incidents or breaches, no safeguards are perfect and any failure of these safeguards could cause a substantial disruption of our business operations, which could result in service interruptions, data security compromises, regulatory action, and other similar operational and legal issues, as well as substantial remediation and other costs. While, to our knowledge, we have not recently experienced any material security incidents, we are constantly managing an influx of attempts and efforts to infiltrate and compromise our systems and data. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches. Our electronic transmission of personal, confidential and proprietary information to third parties with whom we have business relationships and our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security. While we attempt to develop secure data transmission capabilities with these third-party vendors and others with whom we do business, our vendors and third parties could still suffer data breaches that could result in the exposure of sensitive data and the infiltration of our computer systems. Our failure to effectively protect sensitive personal and/or proprietary information, whether owing to breaches of our own systems or those of our vendors, could result in significant monetary and reputational damages, material adverse effects to our financial condition, costly litigation, or other regulatory enforcement actions. These increased risks, and expanding regulatory requirements regarding data security, including required compliance with the GDPR, CCPA, CPRA and additional state-specific privacy statutes and regulations, could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. As a result, our ability to conduct our business could be materially and adversely affected.

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
Limitations in risk management and loss limitation methods may adversely impact our business.
We seek to effectively manage risk and limit our losses in a variety of ways including through effective underwriting, tailoring policy terms, and the use of reinsurance. However, there are certain limitations in these and similar tactics and as a result, loss levels may be higher than modeled or otherwise expected, which could have a material adverse effect on our business.
Increased scrutiny on social responsibility and the efforts we take to implement related measures, or the failure to take such measures, may adversely impact our business.
There is increased scrutiny from regulators and investors on the measures companies take to be socially responsible. Although we have made efforts to be responsible in this manner, for example through our commitment to fostering a unifying culture and encouraging innovation across our operating units, these types of pressures may nonetheless present challenges and have an adverse impact on our business. In addition, we may be subject to negative publicity based on a failure or perceived failure to achieve various social responsibility initiatives and goals relating to diversity, equity and inclusion, and commitment to long-term sustainability we may announce from time to time, or based on an actual or perceived increase in related risks as a result of our or our industry’s business activities.
Risks Relating to Our Investments
A significant amount of our assets is invested in fixed maturity securities and is subject to market fluctuations.
Our investment portfolio consists substantially of fixed maturity securities. As of December 31, 2021, our investment in fixed maturity securities was approximately $16.6 billion, or 69.9% of our total investment portfolio, including cash and cash equivalents. As of that date, our portfolio of fixed maturity securities consisted of the following types of securities: U.S. Government securities (5.2%); state and municipal securities (20.3%); corporate securities (33.7%); asset-backed securities (27.0%); mortgage-backed securities (6.5%) and foreign government (7.3%).
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
Although we attempt to manage these risks through the use of investment guidelines and other oversight mechanisms and by diversifying our portfolio and emphasizing preservation of principal, our efforts may not be successful. Impairments, defaults and/or rate increases could reduce our net investment income and net realized investment gains or result in investment losses. Investment returns are currently, and will likely continue to remain, under pressure due to actions by the Federal Reserve, economic uncertainty, more generally, and the shape of the yield curve. As a result, our exposure to the risks described above could materially and adversely affect our results of operations, liquidity and financial condition.
We have invested a portion of our assets in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets, which are subject to significant volatility and may decline in value.
We invest a portion of our investment portfolio in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. At December 31, 2021, our investment in these assets was approximately $5.6 billion, or 23.5%, of our investment portfolio, including cash and cash equivalents.
Merger and arbitrage trading securities were $1.2 billion, or 5.0% of our investment portfolio, including cash and cash equivalents at December 31, 2021. Merger arbitrage involves investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks.
Real estate related investments, including directly owned, investment funds and loans receivable, were $2.2 billion, or 9.3% of our investment portfolio, including cash and cash equivalents, at December 31, 2021. We also invest in real estate, financial services, energy, transportation and other investment funds. The values of these investments are subject to fluctuation based on changes in the economy and interest rates in general and the related asset valuations in particular. In addition, our investments in real estate related assets and other alternative investments are less liquid than our other investments.
These investments are subject to significant volatility as a result of the conditions in the financial and commodity markets and the global economy.
Risks Relating to Limitations on Dividends from Subsidiaries and Anti-Takeover Provisions
We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts.
As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, paying dividends to stockholders and repurchasing our shares and paying corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and competitive pressures on maintaining financial strength ratings and will depend on the surplus and future earnings of these subsidiaries. During 2022, the maximum amount of dividends that can be paid without regulatory approval is approximately $966 million. Future regulatory actions could further restrict our insurance subsidiaries’ ability to pay us dividends. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations, pay dividends or repurchase shares.
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

ITEM 2. PROPERTIES

W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2021, the Company had aggregate office space of 4,276,456 square feet, of which 1,105,205 were owned and 3,171,251 were leased.
Rental expense for the Company's operations was approximately $44,051,000, $44,291,000 and $44,107,000 for 2021, 2020 and 2019, respectively. Future minimum lease payments, without provision for sublease income, are $44,962,000 in 2022, $43,674,000 in 2023 and $155,277,000 thereafter.

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

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
In 2021, the Board declared regular quarterly cash dividends of $0.12 per share in the first quarter, and $0.13 per share in each of the remaining three quarters, and special dividends of $0.50 per share in the second quarter and $1.00 per share in the fourth quarter. Subject to availability, the Board currently expects to continue such regular quarterly cash dividends.

The approximate number of record holders of the common stock on February 17, 2022 was 302.

The chart below shows a comparison of 5 year cumulative total return.
Comparison of 5 Year Cumulative Total Return
Assumes initial investment of $100 on January 1, 2016, with dividends reinvested.

W. R. Berkley Corporation
S&P 500 Index - Total Returns
S&P 500 Property & Casualty Insurance Index
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021

The S&P 500® Property and Casualty Insurance Index consists of Allstate Corporation, Chubb, Ltd., Cincinnati Financial Corporation, Progressive Corporation, The Travelers Companies, Inc., and W. R. Berkley Corporation (added Dec. 2019).

		2016	2017	2018	2019	2020	2021
W. R. Berkley Corporation	Cum $	100.00	110.18	115.26	165.78	160.56	204.45
S&P 500 Index - Total Returns	Cum $	100.00	121.83	116.48	153.15	181.30	233.29
S&P 500 Property and Casualty Insurance Index	Cum $	100.00	122.39	116.64	146.82	156.12	183.45
Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2021 and the remaining number of shares authorized for purchase by the Company during such period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 2021	—	—	—	4,982,103
November 2021 (1)	—	—	—	10,000,000
December 2021	—	—	—	10,000,000
(1) The Company's repurchase authorization was increased to 10,000,000 shares on November 5, 2021.

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
An important part of our strategy is to form new businesses to capitalize on various opportunities. Over the years, the Company has formed numerous businesses that are focused on important parts of the economy in the U.S., including healthcare, cyber security, energy and agriculture, and on growing international markets, including the Asia-Pacific region, South America and Mexico.
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
On February 23, 2022, the Company announced that it has entered into an agreement for the sale of a real estate investment consisting of an office building located at 52 Lime Street, London, U.K. (known as “The Scalpel”) for £718 million, subject to agreed upon adjustments. The transaction is scheduled to close on March 7, 2022. The Company estimates that it will realize a pretax gain of more than $300 million in the first quarter of 2022, subject to adjustment for final transaction expenses and certain items, including the impact of the foreign exchange rate at the date of the close.
The COVID-19 pandemic, including the related impact on the U.S. and global economies, has materially and adversely affected our results of operations. For the year ended December 31, 2021, the Company recorded approximately $58 million for current accident year COVID-19-related losses, net of reinsurance. At the same time, COVID-19 has led to reduced loss frequency in certain lines of business (which has begun to return to pre-pandemic levels as many economies and legal systems have reopened as a result of higher levels of vaccination). The ultimate impact of COVID-19 on the economy and the Company’s results of operations, financial position and liquidity is not within the Company’s control and remains unclear due to, among other factors, uncertainty in connection with its claims, reserves and reinsurance recoverables.
The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate. While many of the potential impacts on the Company have receded as populations have begun to become vaccinated, new variants of the COVID-19 virus, including the “Omicron” variant, and the slowing of vaccination rates among certain populations, continue to create risks to the Company. As a result, the impact of COVID-19 on the Company’s results of operations for the year of 2021 is not necessarily indicative of its impact for 2022 or beyond. Despite the effects of COVID-19 to date, the Company’s financial position and liquidity improved for the year ended December 31, 2021.

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
Loss reserves included in the Company’s financial statements represent management’s best estimates based upon an actuarially derived point estimate and other considerations. The Company uses a variety of actuarial techniques and methods to derive an actuarial point estimate for each business. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency and severity methods. In circumstances where one actuarial method is considered more credible than the others, that method is used to set the point estimate. For example, the paid loss and incurred loss development methods rely on historical paid and incurred loss data. For new lines of business, where there is insufficient history of paid and incurred claims data, or in circumstances where there have been significant changes in claim practices, the paid and incurred loss development methods would be less credible than other actuarial methods. The actuarial point estimate may also be based on a judgmental weighting of estimates produced from each of the methods considered. Industry loss experience is used to supplement the Company’s own data in selecting “tail factors” and in areas where the Company’s own data is limited. The actuarial data is analyzed by line of business, coverage and accident or policy year, as appropriate, for each business.
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

The key assumptions used to arrive at the best estimate of loss reserves are the expected loss ratios, rate of loss cost inflation, and reported and paid loss emergence patterns. Expected loss ratios represent management’s expectation of losses at the time the business is priced and written, before any actual claims experience has emerged. This expectation is a significant determinant of the estimate of loss reserves for recently written business where there is little paid or incurred loss data to consider. Expected loss ratios are generally derived from historical loss ratios adjusted for the impact of rate changes, loss cost trends and known changes in the type of risks underwritten. Expected loss ratios are estimated for each key line of business within each business. Expected loss cost inflation is particularly important for the long-tail lines, such as excess casualty, and claims with a high medical component, such as workers’ compensation. Reported and paid loss emergence patterns are used to project current reported or paid loss amounts to their ultimate settlement value. Loss development factors are based on the historical emergence patterns of paid and incurred losses, and are derived from the Company’s own experience and industry data. The paid loss emergence pattern is also significant to excess and assumed workers’ compensation reserves because those reserves are discounted to their estimated present value based upon such estimated payout patterns. Management believes the estimates and assumptions it makes in the reserving process provide the best estimate of the ultimate cost of settling claims and related expenses with respect to insured events which have occurred; however, different assumptions and variables could lead to significantly different reserve estimates.
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
The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect the latest reported loss data, current trends and other factors observed. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity, relative to our assumptions, on our loss estimate for claims occurring in 2021:

(In thousands)	Frequency (+/-)
Severity (+/-)	1%	5%	10%
1%	$98,916	$297,732	$546,252
5%	297,732	504,422	762,785
10%	546,252	762,785	1,033,450
Our net reserves for losses and loss expenses of approximately $12.8 billion as of December 31, 2021 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $2.8 billion, or 22%, of the Company’s net loss reserves as of December 31, 2021 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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
Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of December 31, 2021 and 2020:

(In thousands)	2021	2020
Insurance	$10,060,420	$9,034,969
Reinsurance & Monoline Excess	2,787,942	2,585,424
Net reserves for losses and loss expenses	12,848,362	11,620,393
Ceded reserves for losses and loss expenses	2,542,526	2,164,037
Gross reserves for losses and loss expenses	$15,390,888	$13,784,430

Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of December 31, 2021 and 2020:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
December 31, 2021
Other liability	$1,724,907	$3,319,665	$5,044,572
Workers’ compensation (1)	1,016,014	903,448	1,919,462
Professional liability	468,680	1,019,344	1,488,024
Commercial automobile	504,821	424,382	929,203
Short-tail lines (2)	322,917	356,242	679,159
Total Insurance	4,037,339	6,023,081	10,060,420
Reinsurance & Monoline Excess (1) (3)	1,475,623	1,312,319	2,787,942
Total	$5,512,962	$7,335,400	$12,848,362
December 31, 2020
Other liability	$1,534,514	$2,968,428	$4,502,942
Workers’ compensation (1)	977,035	873,072	1,850,107
Professional liability	414,104	771,495	1,185,599
Commercial automobile	442,975	398,688	841,663
Short-tail lines (2)	295,313	359,345	654,658
Total Insurance	3,663,941	5,371,028	9,034,969
Reinsurance & Monoline Excess (1) (3)	1,442,099	1,143,325	2,585,424
Total	$5,106,040	$6,514,353	$11,620,393
____________________
(1)Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $452 million and $483 million as of December 31, 2021 and 2020, respectively.
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
Net prior year development (i.e, the sum of prior year reserve changes and prior year earned premiums changes) for each of the last three years ended December 31, are as follows:

(In thousands)	2021	2020	2019
Increase in prior year loss reserves	$(863)	$(627)	$(34,079)
Increase in prior year earned premiums	7,510	16,807	53,511
Net favorable prior year development	$6,647	$16,180	$19,432

The COVID-19 global pandemic has impacted, and may further impact, the Company’s results through its effect on claim frequency and severity. Loss cost trends have been impacted and may be further impacted by COVID-19-related claims in certain lines of business. Losses incurred from COVID-19-related claims have been offset, to a certain extent, by lower claim frequency in certain lines of our businesses; however, as the economy and legal systems have reopened, the benefit of lower claim frequency has begun to abate. Although as populations have continued to be vaccinated against the virus and the effects of the pandemic have receded in many jurisdictions, most particularly the United States, it remains too early to determine the ultimate net impact of COVID-19 on the Company. New variants of the COVID-19 virus, including the “Omicron” variant, and the slowing of vaccination rates among certain populations continue to create risks with respect to loss costs and the potential for renewed impact of the other effects of COVID-19 associated with economic conditions, inflation, and social distancing and work from home rules.
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
As of December 31, 2021, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $274 million, of which $233 million relates to the Insurance segment and $41 million relates to the Reinsurance & Monoline Excess segment. Such $274 million of COVID-19-related losses included $239 million of reported losses and $35 million of IBNR. For the year ended December 31, 2021, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $58 million, of which $54 million relates to the Insurance segment and $4 million relates to the Reinsurance & Monoline Excess segment.
Favorable prior year development (net of additional and return premiums) was $7 million in 2021.
Insurance – Reserves for the Insurance segment developed favorably by $20 million in 2021 (net of additional and return premiums). The overall favorable development in 2021 was attributable to favorable development on the 2020 accident year, partially offset by adverse development on the 2016 through 2019 accident years.
The favorable development on the 2020 accident year was largely concentrated in the commercial auto liability and other liability lines of business, including commercial multi-peril liability. During 2020 the Company achieved larger rate increases in these lines of business than were contemplated in its budget and in its initial loss ratio selections. The Company also experienced significantly lower reported claim frequency in these lines in 2020 relative to historical averages, and lower reported incurred losses relative to its expectations. We believe that the lower claim frequency and lower reported incurred losses were caused by the impacts of the COVID-19 pandemic, for example, lockdowns, reduced driving and traffic, work from home, and court closures. However, due to the uncertainty regarding the ultimate impacts of the pandemic on accident year 2020 incurred losses, the Company elected not to react to these lower reported trends during 2020. As more information became available and the 2020 accident year continued to mature, during 2021 the Company started to recognize favorable accident year 2020 development in response to the continuing favorable reported loss experience relative to its expectations.
The adverse development on the 2016 through 2019 accident years is concentrated largely in the other liability line of business, including commercial multi-peril liability, but is also seen to a lesser extent in commercial auto liability. The adverse development for these accident years is driven by a higher than expected number of large losses reported, and particularly impacted the directors and officers liability, lawyers professional liability, and excess and surplus lines casualty classes of business. We also believe that increased social inflation is contributing to the increased number of large losses, for example, higher jury awards on cases which go to trial, and the corresponding higher demands from plaintiffs and higher values required to reach settlement on cases which do not go to trial.
Reinsurance & Monoline Excess – Reserves for the Reinsurance & Monoline Excess segment developed unfavorably by $13 million in 2021. The unfavorable development in the segment was driven by the non-proportional reinsurance assumed liability and other liability lines of business, related primarily to accident years 2017 through 2019, and was partially offset by favorable development in excess workers’ compensation business which was spread across many prior accident years. The unfavorable non-proportional reinsurance assumed liability and other liability development was associated with our U.S. and U.K. assumed reinsurance business, and related primarily to accounts insuring construction projects and professional liability exposures.
Favorable prior year development (net of additional and return premiums) was $16 million in 2020.
Insurance - Reserves for the Insurance segment developed favorably by $24 million in 2020 (net of additional and return premiums). Continuing the pattern seen in recent years, the overall favorable development in 2020 resulted from more significant favorable development on workers’ compensation business, which was partially offset by unfavorable development on professional liability, including excess professional liability
For workers’ compensation, the favorable development was spread across almost all prior accident years, including prior to 2011, but was most significant in accident years 2016 through 2019. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The long term trend of declining workers’ compensation frequency can be attributable to improved workplace safety. Loss severity trends were also aided by our continued investment in claims handling initiatives such as medical case management services and vendor savings through usage of preferred provider networks and pharmacy benefit managers. Reported workers’ compensation losses in 2020 continued to be below our expectations at most of our businesses, and were below the assumptions underlying our initial loss ratio picks and our previous reserve estimates for most prior accident years.
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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,387 million and $1,655 million at December 31, 2021 and 2020, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $452 million and $483 million at December 31, 2021 and 2020, respectively. At December 31, 2021, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.4%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2021) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2021), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates prescribed or permitted by the Department of Insurance of the State of Delaware.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $60 million and $44 million at December 31, 2021 and 2020, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.

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
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2021 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Foreign government	38	$130,621	$38,849
Corporate	8	26,903	1,644
Mortgage-backed securities	4	210	13
Asset-backed securities	2	154	14
State and municipal	1	14,594	411
Total	53	$172,482	$40,931
As of December 31, 2021, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $23 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $2 million and $5 million as of December 31, 2021 and 2020, respectively.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of December 31, 2021:

(In thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$16,261,437	98.4%
Syndicate manager	54,508	0.3
Directly by the Company based on:
Observable data	212,747	1.3
Total	$16,528,692	100.0%
Independent pricing services - Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2021, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Years Ended December 31, 2021 and 2020
Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the years ended December 31, 2021 and 2020. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(In thousands)	2021	2020
Insurance
Gross premiums written	$9,471,667	$7,837,496
Net premiums written	7,743,814	6,347,101
Net premiums earned	7,077,708	6,067,669
Loss ratio	61.1%	64.9%
Expense ratio	28.3	30.3
GAAP combined ratio	89.4	95.2
Reinsurance & Monoline Excess
Gross premiums written	$1,228,467	$1,010,151
Net premiums written	1,119,053	915,336
Net premiums earned	1,028,323	863,174
Loss ratio	61.0%	61.3%
Expense ratio	29.7	31.8
GAAP combined ratio	90.7	93.1
Consolidated
Gross premiums written	$10,700,134	$8,847,647
Net premiums written	8,862,867	7,262,437
Net premiums earned	8,106,031	6,930,843
Loss ratio	61.1%	64.5%
Expense ratio	28.5	30.4
GAAP combined ratio	89.6	94.9

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the years ended December 31, 2021 and 2020.

(In thousands, except per share data)	2021	2020
Net income to common stockholders	$1,022,490	$530,670
Weighted average diluted shares	186,499	188,763
Net income per diluted share	$5.48	$2.81
The Company reported net income of $1,022 million in 2021 compared to $531 million in 2020. The $491 million increase in net income was primarily due to an after-tax increase in underwriting income of $397 million mainly due to the growth in premium rates and exposure as well as reductions in loss ratio partly due to lower catastrophe losses and in expense ratio driven by net earned premium growth outpacing expense growth, an after-tax increase in net investment income of $71 million primarily due to investment funds, a reduction of $33 million in tax expense due to a change in the effective tax rate, an after-tax increase in foreign currency gains of $21 million, an after-tax increase in profits from non-insurance businesses of $9 million due to sales rebounding from the pandemic, an after-tax increase in profit from insurance service businesses of $4 million, and an after-tax reduction in interest expenses of $3 million due to early refinancings, partially offset by an after-tax increase in corporate expenses of $31 million mainly due to increased incentive compensation costs, an after-tax reduction in net investment gains of $10 million primarily due to the sale of real estate in 2020 and an after-tax increase of $6 million in minority interest. The number of weighted average diluted shares decreased by 2.3 million for 2021 compared to 2020 mainly reflecting shares repurchased in 2020 and 2021.
Premiums. Gross premiums written were $10,700 million in 2021, an increase of 21% from $8,848 million in 2020. The increase was due to the growth in the Insurance segment of $1,634 million and $218 million in the Reinsurance & Monoline Excess segment. Approximately 82% of premiums expiring in 2021 were renewed, and 79% of premiums expiring in

2020 were renewed.
Average renewal premium rates for insurance and facultative reinsurance increased 9.1% in 2021 and 11.3% in 2020, when adjusted for changes in exposures. Average renewal premium rates for insurance and facultative reinsurance excluding workers' compensation increased 10.4% in 2021 and 13.6% in 2020, when adjusted for changes in exposures.
A summary of gross premiums written in 2021 compared with 2020 by line of business within each business segment follows:
•Insurance gross premiums increased 21% to $9,472 million in 2021 from $7,837 million in 2020. Gross premiums increased $557 million (20%) for other liability, $497 million (42%) for professional liability, $272 million (15%) for short-tail lines, $261 million (28%) for commercial auto, and $48 million (4%) for workers' compensation.
•Reinsurance & Monoline Excess gross premiums increased 22% to $1,228 million in 2021 from $1,010 million in 2020. Gross premiums written increased $173 million (29%) for casualty lines, $33 million (17%) for monoline excess, and $12 million (5%) for property lines.
Net premiums written were $8,863 million in 2021, an increase of 22% from $7,262 million in 2020. Ceded reinsurance premiums as a percentage of gross written premiums were 17% in 2021 and 18% in 2020.
Premiums earned increased 17% to $8,106 million in 2021 from $6,931 million in 2020. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly recent rate increases will be earned over the upcoming quarters. Premiums earned in 2021 are related to business written during both 2021 and 2020. Audit premiums were $195 million in 2021 compared with $128 million in 2020.
Net Investment Income. Following is a summary of net investment income for the years ended December 31, 2021 and 2020:

	Amount		Average Annualized Yield
(In thousands)	2021	2020	2021	2020
Fixed maturity securities, including cash and cash equivalents and loans receivable	$382,001	$426,563	2.2%	2.7%
Investment funds	220,014	54,253	15.8	4.5
Arbitrage trading account	37,676	77,931	5.3	14.6
Real estate	7,703	24,027	0.4	1.2
Equity securities	32,020	10,172	5.0	2.7
Gross investment income	679,414	592,946	3.1	3.0
Investment expenses	(7,796)	(9,125)	—	—
Total	$671,618	$583,821	3.0%	2.9%
Net investment income increased 15% to $672 million in 2021 from $584 million in 2020 primarily due to a $166 million increase in income from investment funds, a $22 million increase in equity securities and an $1 million reduction in investment expenses, partially offset by a $45 million reduction in income from fixed maturity securities driven by lower investment yields, a $40 million reduction in arbitrage trading account and a $16 million reduction from real estate. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 2.2% in 2021 and 2.7% in 2020. The effective duration of the fixed maturity portfolio was 2.4 years at both December 31, 2021 and 2020. The Company maintained the shortened duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. Average invested assets, at cost (including cash and cash equivalents), were $22.2 billion in 2021 and $20.0 billion in 2020.
Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator, and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $94 million in 2021 from $89 million in 2020.
Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $107 million in 2021 compared with $74 million in 2020. In 2021, the gains reflected net realized gains on investments of $145 million were partially offset by a change in unrealized losses on equity securities of $38 million. In 2020, the gains reflected net realized gains on investments of $99 million, primarily including the sale of a building for a gain of $105 million, partially offset by an increase in unrealized losses on equity securities of $25 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the year ended December 31, 2021, the pre-tax change in allowance for expected credit losses on investments increased by $16 million ($13 million after-tax), which is reflected in net investment gains, primarily related to foreign government securities which did not previously have an allowance. For the year ended December 31, 2020, the pre-tax change in allowance for expected credit losses on investments decreased by $29 million ($23 million after-tax), which is reflected in net investment gains.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions, and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $489 million in 2021 and $390 million in 2020. The increase mainly relates to the business recovery from COVID-19 on aviation-related and textile businesses.
Losses and Loss Expenses. Losses and loss expenses increased to $4,954 million in 2021 from $4,469 million in 2020. The consolidated loss ratio was 61.1% in 2021 and 64.5% in 2020. Catastrophe losses, net of reinsurance recoveries, were $202 million (including current accident year losses of approximately $58 million related to COVID-19) in 2021 compared with $340 million in 2020 (including losses of approximately $171 million related to COVID-19). Favorable prior year reserve development (net of premium offsets) was $7 million in 2021 compared with $16 million in 2020. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.1 points to 58.7% in 2021 from 59.8% in 2020.
A summary of loss ratios in 2021 compared with 2020 by business segment follows:
•Insurance - The loss ratio of 61.1% in 2021 was 3.8 points lower than the loss ratio of 64.9% in 2020. Catastrophe losses were $150 million in 2021 compared with $307 million in 2020. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $54 million, primarily related to contingency and event cancellation coverage. Favorable prior year reserve development was $20 million in 2021 compared with $24 million in 2020. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.9 points to 59.3% in 2021 from 60.2% in 2020.
•Reinsurance & Monoline Excess - The loss ratio of 61.0% in 2021 was 0.3 points lower than the loss ratio of 61.3% in 2020. Catastrophe losses were $52 million in 2021 compared with $33 million in 2020. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $4 million, primarily related to excess workers' compensation. Adverse prior year reserve development was $13 million in 2021 compared with $8 million in 2020. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.9 points to 54.7% in 2021 from 56.6% in 2020.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2021	2020
Policy acquisition and insurance operating expenses	$2,306,727	$2,111,013
Insurance service expenses	86,003	85,724
Net foreign currency (gains) losses	(25,725)	363
Debt extinguishment costs	11,521	8,440
Other costs and expenses	220,744	184,852
Total	$2,599,270	$2,390,392
Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 9% from 2020, while net premiums earned increased 17% over that period. The expense ratio (policy acquisition and insurance operating expenses expressed as a percentage of premiums earned) was 28.5% in 2021 and 30.4% in 2020. The improvement is primarily attributable to higher net premiums earned outpacing compensation expense growth. However, to the extent our net premiums earned decrease or travel and entertainment expenses increase, due to the impact of the COVID-19 pandemic or otherwise, our expense ratio would be expected to increase.

Service expenses, which represent the costs associated with the fee-based businesses, was $86 million in both 2021 and 2020.
Net foreign currency (gains) losses result from transactions denominated in a currency other than a businesses’ functional currency. Net foreign currency gains was $26 million in 2021 compared to losses of $0.4 million in 2020, mainly due to U.S. dollar strengthening in relation to a wide spectrum of currencies in 2021.
Debt extinguishment costs of $12 million in 2021 related to the redemption of $400 million of subordinated debentures in March and June 2021 that were due in 2056. Debt extinguishment costs of $8 million in 2020 related to the redemption of subordinated debentures that were due in 2053.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $221 million in 2021 from $185 million in 2020, primarily due to the increase in performance-based compensation costs in 2021.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions, and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided and (ii) general and administrative expenses. Expenses from non-insurance businesses were $472 million in 2021 compared to $384 million in 2020. The increase mainly relates to the business recovery from COVID-19 on aviation-related and textile businesses.
Interest Expense. Interest expense was $147 million in 2021 and $151 million in 2020. In May 2020, the Company issued $300 million aggregate principal amount of 4.00% senior notes due 2050. In September 2020, the Company issued an additional $170 million aggregate principal amount of 4.00% senior notes due 2050 and $250 million aggregate principal amount of 4.25% subordinated debentures due 2060 and repaid $300 million aggregate principal amount of 5.375% senior notes at maturity. In October 2020, the Company redeemed $350 million aggregate principal amount of 5.625% subordinated debentures due 2053. In February 2021, the Company issued $300 million aggregate principal amount of 4.125% subordinated debentures due 2061. In March 2021, the Company issued $400 million aggregate principal amount of 3.55% senior notes due 2052 and redeemed its $110 million aggregate principal amount of 5.90% subordinated debentures due 2056. In June 2021, the Company redeemed the $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056. In September 2021, the Company issued $350 million aggregate principal amount of 3.15% senior notes due 2061. The redemptions resulted in debt extinguishment costs of $12 million in 2021. Additionally, in the second quarter of 2021, the Company sold a real estate asset which, resulted in a $102 million reduction of the Company's non-recourse debt that was supporting the property.
The redemption of debentures and issuance of additional debentures in 2021 combined with maturities in 2022, as described below in "Liquidity and Capital Resources -- Debt," are expected to decrease interest expense in 2022 and forward.
Income Taxes. The effective income tax rate was 19.6% in 2021 and 24.4% in 2020. The effective income tax rate differs from the federal income tax rate of 21% principally driven by tax benefits attributable to tax-exempt investment income and equity-based compensation. See Note 16 of the Consolidated Financial Statements for a reconciliation of the income tax expense and the amounts computed by applying the Federal and foreign income tax rate of 21%.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $126.7 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.
Results of Operations for the Years Ended December 31, 2020 and 2019
For a comparison of the Company’s results of operations for the year ended December 31, 2020 to the year ended December 31, 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 18, 2021.

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
The Company also attempts to maintain an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration of the investment portfolio was 2.4 years at both December 31, 2021 and 2020. The Company’s investment portfolio and investment-related assets as of December 31, 2021 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$855,343	3.6%
State and municipal:
Special revenue	2,092,438	8.8
State general obligation	455,323	1.9
Local general obligation	430,697	1.8
Pre-refunded (1)	222,225	1.0
Corporate backed	172,602	0.7
Total state and municipal	3,373,285	14.2
Mortgage-backed securities:
Agency	752,318	3.2
Residential-Prime	186,260	0.8
Commercial	128,756	0.5
Residential-Alt A	5,570	—
Total mortgage-backed securities	1,072,904	4.5
Asset-backed securities	4,490,565	18.9
Corporate:
Industrial	3,273,163	13.8
Financial	1,763,400	7.4
Utilities	406,302	1.7
Other	152,810	0.7
Total corporate	5,595,675	23.6
Foreign government	1,214,901	5.1
Total fixed maturity securities	16,602,673	69.9
Equity securities available for sale:
Common stocks	695,403	2.9
Preferred stocks	245,840	1.1
Total equity securities available for sale	941,243	4.0
Cash and cash equivalents	1,568,843	6.6
Real estate	1,852,508	7.8
Investment funds	1,480,612	6.2
Arbitrage trading account	1,179,606	5.0
Loans receivable	115,172	0.5
Total investments	$23,740,657	100.0%
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
Investment Funds. At December 31, 2021, the carrying value of investment funds was $1,481 million, including investments in financial services funds of $432 million, transportation funds of $337 million, other funds of $288 million (which includes a deferred compensation trust asset of $34 million), real estate funds of $274 million, and energy funds of $150 million. Investment funds are primarily reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At December 31, 2021, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City, an office building in London, and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost (net of allowance for expected credit losses), had an amortized cost of $115 million and an aggregate fair value of $117 million at December 31, 2021. The amortized cost of loans receivable is net of an allowance for expected credit losses of $2 million as of December 31, 2021. Loans receivable include real estate loans of $89 million that are secured by commercial and residential real estate located primarily in New
York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2026. Loans receivable include commercial loans of $26 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.

Liquidity and Capital Resources
Cash Flow. Cash flow provided from operating activities increased to $2,184 million in 2021 from $1,617 million in 2020, primarily due to an increase in premium receipts, net of reinsurance and commissions settled, partially offset by loss and loss expense payments as well as payments to tax authorities.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed maturity securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 76.6% invested in cash, cash equivalents and marketable fixed maturity securities as of December 31, 2021. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At December 31, 2021, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $3,267 million and a face amount of $3,292 million, including $300 million aggregate principal amount of its 4.125% subordinated debentures due 2061 issued in February 2021, $400 million aggregate principal amount of its 3.55% senior notes due 2052 issued in March 2021 and $350 million aggregate principal amount of its 3.15% senior notes due 2061 issued in September 2021. The Company redeemed its $110 million aggregate principal amount of 5.90% subordinated debentures due 2056 on March 1, 2021 and its $290 million aggregate principal amount of 5.75% subordinated debentures due 2056 on June 1, 2021. Additionally, in the second quarter of 2021, the Company sold a real estate asset which resulted in a $102 million reduction of the Company's non-recourse debt that was supporting the property. The maturities of the outstanding debt are $427 million in 2022, $6 million in 2024, $4 million in 2025, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
Equity. At December 31, 2021, total common stockholders’ equity was $6.7 billion, common shares outstanding were 176,780,588 and stockholders’ equity per outstanding share was $37.63. The Company repurchased 1,752,619 and 6,363,301 shares of its common stock in 2021 and 2020, respectively. The aggregate cost of the repurchases was $122 million in 2021 and $346 million in 2020. In 2021, the Board declared regular quarterly cash dividends of $0.12 per share in the first quarter, and $0.13 per share in each of the remaining three quarters, as well as special dividends of $0.50 per share in the second quarter and $1.00 per share in the fourth quarter for a total of $356 million in aggregate dividends in 2021.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $9.9 billion at December 31, 2021. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 33% and 30% at December 31, 2021 and 2020, respectively.

Federal and Foreign Income Taxes
The Company files a consolidated income tax return in the U.S. and foreign tax returns in each of the countries in which it has overseas operations. At December 31, 2021, the Company had a gross deferred tax asset of $535 million (which primarily relates to loss and loss expense reserves and unearned premium reserves). The Company also has a $75 million valuation allowance against the gross deferred tax asset and a gross deferred tax liability of $420 million (which primarily relates to deferred policy acquisition costs, and various investment funds) resulting in a net deferred tax asset of $40 million. The realization of this asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

Reinsurance
The Company follows customary industry practice of reinsuring a portion of its exposures in exchange for paying reinsurers a part of the premiums received on the policies it writes. Reinsurance is purchased by the Company principally to reduce its net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. The Company monitors the financial condition of its reinsurers and attempts to place its coverages only with financially sound carriers. Reinsurance coverage and retentions vary depending on the line of business, location of the risk and nature of loss. The Company’s reinsurance purchases include the following:
•Property reinsurance treaties - The Company purchases property reinsurance to reduce its exposure to large individual property losses and catastrophe events. Following is a summary of significant property reinsurance treaties in effect as of January 1, 2022: The Company’s property per risk reinsurance generally covers losses between $2.5 million and $65 million. The Company’s catastrophe excess of loss reinsurance program provides protection for net losses in excess of between $23.4 million and $40.2 million up to $500 million for the majority of U.S. business written by its Insurance segment businesses and U.S. and non-U.S. business written by Lloyd's Syndicate, excluding offshore energy; this includes some co-participation in lower layers. The Company’s catastrophe reinsurance agreements are subject to certain limits, exclusions and reinstatement premiums.
•Casualty reinsurance treaties - The Company purchases casualty reinsurance to reduce its exposure to large individual casualty losses, workers’ compensation catastrophe losses and casualty losses involving multiple claimants or insureds for the majority of business written by its U.S. companies. A significant casualty treaty (casualty catastrophe) in effect as of January 1, 2022 provides significant protection for losses between $10 million and $75 million from single events with claims involving two or more insurable interests or for systemic events involving multiple insureds and/or policy years. The treaty also covers casualty contingency losses in excess of $5 million and up to $100 million. For losses involving two or more claimants for primary workers’ compensation business, coverage is generally in place for losses between $10 million and $550 million. For excess workers’ compensation business, such coverage is generally in place for losses between $25 million and $550 million. Our workers’ compensation catastrophe reinsurance program is a shared cover for both excess and primary workers’ compensation business.
•Facultative reinsurance - The Company also purchases facultative reinsurance on certain individual policies or risks that are in excess of treaty reinsurance capacity.
•Other reinsurance - Depending on the business, the Company purchases specific additional reinsurance to supplement the above programs.
•Effective January 1, 2022, Lifson Re will continue to be a participant on the majority of the Company’s reinsurance placements for a 22.5% share of the placed amounts. This pertains to all traditional treaty reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. Lifson Re has been capitalized with more than $250 million of equity from a small group of sophisticated global investors with long-term investment horizons, including a minority participation by the Company. Lifson Re will participate on a fully collateralized basis.

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
Following is a summary of earned premiums and loss and loss expenses ceded to reinsurers for each of the three years ended December 31, 2021:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Earned premiums	$1,805,341	$1,499,948	$1,328,843
Losses and loss expenses	1,236,960	955,630	836,831
Ceded earned premiums increased 20.4% in 2021 to $1,805 million. The ceded losses and loss expenses ratio increased 5 points to 69% in 2021 from 64% in 2020.

The following table presents the credit quality of amounts due from reinsurers as of December 31, 2021. Amounts due from reinsurers are net of reserves for uncollectible reinsurance of $1 million in the aggregate.

(In thousands)
Reinsurer	Rating	(1)	Amount
Amounts due in excess of $20 million:

Munich Re	AA-		$313,150
Lloyd’s of London	A+		308,119
Partner Re	A+		231,251
Alleghany Group	A+		204,699
Swiss Re	AA-		203,165
Hannover Re Group	AA-		167,906
Everest Re	A+		162,432
Renaissance Re	A+		138,408
Berkshire Hathaway	AA+		126,806
Axis Capital	A+		88,938
Liberty Mutual	A		85,367
Arch Capital Group	A+		58,156
Korean Re	A		55,643
Fairfax Financial	A-		43,975
Axa Insurance	AA-		40,014
Markel Corp Group	A		26,737
Sompo Holdings Group	A+		24,220
Helvetia Holdings Group	A+		23,986
Other reinsurers:
Rated A- or better			188,195
Secured (2)			200,969
All Others			25,365
Subtotal			$2,717,501
Residual market pools (3)			213,238
Allowance for expected credit losses			(7,713)
Total			$2,923,026
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

Contractual Obligations
Following is a summary of the Company's contractual obligations as of December 31, 2021:

(In thousands)
Estimated Payments By Periods	2022	2023	2024	2025	2026	Thereafter
Gross reserves for losses	$4,077,441	$2,861,773	$2,149,219	$1,576,905	$1,113,635	$4,079,739
Operating lease obligations	44,962	43,674	37,663	28,109	21,486	68,019
Purchase obligations	137,509	75,875	46,803	46,117	46,538	729
Subordinated debentures	—	—	—	—	—	1,035,000
Senior notes and other debt	426,503	—	6,078	4,485	—	1,820,000
Interest payments	128,569	123,293	123,293	123,293	123,293	3,212,406
Other long-term liabilities	2,719	2,446	2,188	1,999	1,826	21,421
Total	$4,817,703	$3,107,061	$2,365,244	$1,780,908	$1,306,778	$10,237,314
The estimated payments for reserves for losses and loss expenses in the above table represent the projected (undiscounted) payments for gross loss and loss expense reserves related to losses incurred as of December 31, 2021. The estimated payments in the above table do not consider payments for losses to be incurred in future periods. These amounts include reserves for reported losses and reserves for incurred but not reported losses. Estimated amounts recoverable from reinsurers are not reflected. The estimated payments by year are based on historical loss payment patterns.The actual payments may differ from the estimated amounts due to changes in ultimate loss reserves and in the timing of the settlement of those reserves. In addition, at December 31, 2021, the Company had commitments to invest up to $621 million and $139 million in certain investment funds and real estate construction projects, respectively. These amounts are not included in the above table.

The Company utilizes letters of credit to back certain reinsurance payments and obligations. Outstanding letters of credit were $5 million as of December 31, 2021. The Company has made certain guarantees to state regulators that the statutory capital of certain subsidiaries will be maintained above certain minimum levels.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.4 years at both December 31, 2021 and 2020.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.
The following table outlines the groups of fixed maturity securities and their effective duration at December 31, 2021:

	Effective
	Duration
($ in thousands)	(Years)	Fair Value
Mortgage-backed securities	4.2	$1,073,536
State and municipal	3.6	3,384,098
Corporate	3.1	5,595,675
Foreign government	2.6	1,214,901
U.S. government and government agencies	1.8	855,343
Loans receivable	1.6	116,534
Asset-backed securities	0.9	4,490,565
Cash and cash equivalents	0.0	1,568,843
Total	2.4	$18,299,495
Duration is a common measure of the price sensitivity of fixed maturity securities to changes in interest rates. The Company determines the estimated change in fair value of the fixed maturity securities, assuming parallel shifts in the yield curve for treasury securities while keeping spreads between individual securities and treasury securities static. The estimated fair value at specified levels at December 31, 2021 would be as follows:

(In thousands)	Estimated Fair Value	Change in Fair Value
Change in interest rates:
300 basis point rise	$16,979,390	$(1,320,105)
200 basis point rise	17,405,419	(894,076)
100 basis point rise	17,850,047	(449,448)
Base scenario	18,299,495	—
100 basis point decline	18,746,633	447,138
200 basis point decline	19,236,343	936,848
300 basis point decline	19,792,462	1,492,967

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of W. R. Berkley Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement schedules II to VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Reserves for losses and loss expenses
As discussed in Notes 1 and 13 to the consolidated financial statements, the Company estimates the reserves for losses and loss expenses (reserves) using a variety of actuarial techniques and methods. The key assumptions used to arrive at the best estimate of recorded reserves are expected loss ratios, rate of loss cost inflation, reported and paid loss emergence patterns, loss frequency and severity, and the loss reporting lag. Such amounts are adjusted for certain qualitative factors. The reserves as of December 31, 2021 were $15,391 million.
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
•evaluating the Company’s actuarial point estimate by performing independent actuarial analyses for certain of the larger, more complex businesses;
•evaluating the Company’s actuarial point estimate by examining the Company actuaries’ process, and certain key assumptions for the remaining businesses;
•developing an independent range of reserves based on actuarial methodologies and assumptions and comparing to the Company’s recorded reserves;
•evaluating the Company’s recorded reserves and year-over-year movements of the Company’s reserves relative to, and within, the independently developed range of reserves.

/S/ KPMG LLP
We have served as the Company’s auditor since 1972.
New York, New York
February 24, 2022

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
REVENUES:
Net premiums written	$8,862,867	$7,262,437	$6,863,499
Change in net unearned premiums	(756,836)	(331,594)	(230,211)
Net premiums earned	8,106,031	6,930,843	6,633,288
Net investment income	671,618	583,821	645,614
Net investment gains:
Net realized and unrealized gains on investments	106,958	73,514	120,703
Change in allowance for expected credit losses on investments	(16,326)	29,486	—
Net investment gains	90,632	103,000	120,703
Revenues from non-insurance businesses	489,151	389,888	406,541
Insurance service fees	93,857	88,777	92,680
Other income	4,177	2,596	3,370
Total revenues	9,455,466	8,098,925	7,902,196
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	4,953,960	4,468,706	4,131,116
Other operating costs and expenses	2,599,270	2,390,392	2,362,082
Expenses from non-insurance businesses	472,151	384,488	402,669
Interest expense	147,180	150,537	153,409
Total operating costs and expenses	8,172,561	7,394,123	7,049,276
Income before income taxes	1,282,905	704,802	852,920
Income tax expense	(251,890)	(171,817)	(168,935)
Net income before noncontrolling interests	1,031,015	532,985	683,985
Noncontrolling interests	(8,525)	(2,315)	(2,041)
Net income to common stockholders	$1,022,490	$530,670	$681,944
NET INCOME PER SHARE:
Basic	$5.53	$2.84	$3.58
Diluted	$5.48	$2.81	$3.52
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net income before noncontrolling interests	$1,031,015	$532,985	$683,985
Other comprehensive (loss) gain.:
Change in unrealized translation adjustments	(20,969)	29,927	37,166
Change in unrealized investment (losses) gains, net of taxes	(198,812)	140,250	215,902
Other comprehensive (loss) gain	(219,781)	170,177	253,068
Comprehensive income	811,234	703,162	937,053
Comprehensive income to the noncontrolling interest	(8,523)	(2,313)	(2,144)
Comprehensive income to common stockholders	$802,711	$700,849	$934,909
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2021	2020
Assets
Investments:
Fixed maturity securities (amortized cost of $16,471,304 and $13,755,858; allowance for expected credit losses of $22,625 and $2,580 at December 31, 2021 and 2020)	$16,602,673	$14,159,369
Investment funds	1,480,612	1,309,430
Real estate	1,852,508	1,960,914
Arbitrage trading account	1,179,606	341,473
Equity securities	941,243	625,667
Loans receivable (net of allowance for expected credit losses of $1,718 and $5,437 at December 31, 2021 and 2020)	115,172	84,913
Total investments	22,171,814	18,481,766
Cash and cash equivalents	1,568,843	2,372,366
Premiums and fees receivable (net of allowance for expected credit losses of $25,218 and $22,883 at December 31, 2021 and 2020)	2,522,972	2,167,799
Due from reinsurers (net of allowance for expected credit losses of $7,713 and $7,801 at December 31, 2021 and 2020)	2,923,026	2,424,502
Deferred policy acquisition costs	676,145	556,168
Prepaid reinsurance premiums	676,915	648,376
Trading account receivable from brokers and clearing organizations	—	524,727
Property, furniture and equipment	419,883	405,930
Goodwill	169,652	169,652
Accrued investment income	122,938	120,464
Current federal and foreign income taxes	23,570	5,893
Deferred federal and foreign income taxes	57,425	29,055
Other assets	753,231	700,215
Total assets	$32,086,414	$28,606,913
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$15,390,888	$13,784,430
Unearned premiums	4,847,160	4,073,191
Due to reinsurers	514,980	426,124
Trading account securities sold but not yet purchased	1,169	10,048
Trading account payable to brokers and clearing organizations	53,636	—
Current federal and foreign income taxes	21,068	41,282
Deferred federal and foreign income taxes	17,470	42,161
Senior notes and other debt	2,259,416	1,623,025
Subordinated debentures	1,007,652	1,102,309
Other liabilities	1,305,245	1,178,546
Total liabilities	25,418,684	22,281,116
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 750,000,000 shares, issued and outstanding, net of treasury shares, 176,780,588 and 177,825,150 shares, respectively	70,535	70,535
Additional paid-in capital	1,016,372	1,012,483
Retained earnings	9,015,135	8,348,381
Accumulated other comprehensive loss	(281,955)	(62,172)
Treasury stock, at cost, 175,895,912 and 174,851,350 shares, respectively	(3,167,076)	(3,058,425)
Total common stockholders’ equity	6,653,011	6,310,802
Noncontrolling interests	14,719	14,995
Total equity	6,667,730	6,325,797
Total liabilities and equity	$32,086,414	$28,606,913
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
COMMON STOCK:
Beginning and end of period	$70,535	$70,535	$70,535
ADDITIONAL PAID IN CAPITAL:
Beginning of period	$1,012,483	$1,056,042	$1,039,633
Restricted stock units issued	(44,041)	(38,491)	(32,370)
Restricted stock units expensed	47,930	48,567	48,779
Change in controlling financial interest of a subsidiary	—	(53,635)	—
End of period	$1,016,372	$1,012,483	$1,056,042
RETAINED EARNINGS:
Beginning of period	$8,348,381	$7,932,372	$7,558,619
Cumulative effect adjustment resulting from changes in accounting principles	—	(30,514)	—
Net income to common stockholders	1,022,490	530,670	681,944
Dividends ($2.01, $0.47, and $1.68 per share, respectively)	(355,736)	(84,147)	(308,191)
End of period	$9,015,135	$8,348,381	$7,932,372
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment gains (losses):
Beginning of period	$289,714	$124,514	$(91,491)
Cumulative effect adjustment resulting from changes in accounting principles	—	24,952	—
Change in unrealized (losses) gains on securities without an allowance for expected credit losses	(208,938)	108,244	215,636
Change in unrealized gains on securities with an allowance for expected credit losses	10,124	32,004	369
End of period	90,900	289,714	124,514
Currency translation adjustments:
Beginning of period	(351,886)	(381,813)	(418,979)
Net change in period	(20,969)	29,927	37,166
End of period	(372,855)	(351,886)	(381,813)
Total accumulated other comprehensive loss	$(281,955)	$(62,172)	$(257,299)
TREASURY STOCK:
Beginning of period	$(3,058,425)	$(2,726,711)	$(2,720,466)
Stock exercised/vested	13,264	13,917	11,431
Stock issued	511	726	549
Stock repurchased	(122,426)	(346,357)	(18,225)
End of period	$(3,167,076)	$(3,058,425)	$(2,726,711)
NONCONTROLLING INTERESTS:
Beginning of period	$14,995	$43,403	$41,947
Distributions	(8,799)	(30,721)	(688)
Net income	8,525	2,315	2,041
Other comprehensive (loss) income, net of tax	(2)	(2)	103
End of period	$14,719	$14,995	$43,403
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2021	2020	2019
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$1,022,490	$530,670	$681,944
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(90,632)	(103,000)	(120,703)
Depreciation and amortization	129,682	135,065	113,387
Noncontrolling interests	8,525	2,315	2,041
Investment funds	(220,015)	(54,253)	(69,194)
Stock incentive plans	46,680	49,658	49,274
Change in:
Arbitrage trading account	(268,649)	(67,943)	(26,553)
Premiums and fees receivable	(364,395)	(173,618)	(189,151)
Reinsurance accounts	(433,644)	(313,525)	(165,898)
Deferred policy acquisition costs	(121,663)	(38,691)	(20,057)
Current income taxes	(43,890)	49,021	(12,530)
Deferred income taxes	7,630	(34,057)	7,130
Reserves for losses and loss expenses	1,635,774	1,176,049	612,254
Unearned premiums	786,627	415,956	301,355
Other	89,467	43,039	(19,506)
Net cash from operating activities	2,183,987	1,616,686	1,143,793
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	1,842,139	3,832,555	2,093,271
Proceeds from sale of equity securities	126,980	114,763	79,963
Distributions from (contributions to) investment funds	101,050	(3,042)	194,663
Proceeds from maturities and prepayments of fixed maturity securities	6,067,230	3,864,327	2,933,980
Purchase of fixed maturity securities	(10,716,748)	(7,551,591)	(5,352,886)
Purchase of equity securities	(464,645)	(253,031)	(172,978)
Real estate sold (purchased)	166,886	178,934	(146,752)
Change in loans receivable	(27,421)	1,467	3,481
Net additions to property, furniture and equipment	(66,634)	(38,171)	(60,457)
Change in balances due from security brokers	(17,983)	(26,515)	2,844
Net cash (used in) from investing activities	(2,989,146)	119,696	(424,871)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net proceeds from issuance of debt	1,034,107	741,637	290,974
Repayment and redemption of debt	(504,952)	(652,751)	(456,360)
Cash dividends to common stockholders	(355,736)	(84,147)	(308,191)
Purchase of common treasury shares	(122,426)	(346,357)	(18,225)
Other, net	(45,162)	(56,225)	(21,391)
Net cash from (used in) financing activities	5,831	(397,843)	(513,193)
Net impact on cash due to change in foreign exchange rates	(4,195)	10,117	379
Net (decrease) increase in cash and cash equivalents	(803,523)	1,348,656	206,108
Cash and cash equivalents at beginning of year	2,372,366	1,023,710	817,602
Cash and cash equivalents at end of year	$1,568,843	$2,372,366	$1,023,710
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2021, 2020 and 2019

(1) Summary of Significant Accounting Policies
(A) Principles of consolidation and basis of presentation
The consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the "Company"), have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. Reclassifications have been made in the 2020 and 2019 financial statements as originally reported to conform to the presentation of the 2021 financial statements.
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
Audit premiums are recognized when they are reliably determinable. The change in accruals for earned but unbilled audit premiums increased (decreased) net premiums written and premiums earned by $10 million, $(27) million and $4 million in 2021, 2020 and 2019, respectively.
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
For available for sale securities in an unrealized loss position where the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery in value, the amortized cost basis is written down to fair value through net investment gains. For available for sale securities in an unrealized loss position where the Company does not intend to sell, or it is more likely than not that it will not be required to sell the security before recovery in value, the Company evaluates whether the decline in fair value has resulted from credit losses or all other factors (non-credit factors). In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for expected credit losses is recorded for the credit loss through net investment gains, limited by the amount that the fair value is less than the amortized cost basis. The allowance is adjusted for any change in expected credit losses and subsequent recoveries through net investment gains. The impairment related to non-credit factors is recognized in comprehensive income (loss).
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
(E) Per share data
The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by weighted average number of common shares outstanding during the year (including 7,728,466 common shares held in a grantor trust). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the year and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
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
(I) Deposit accounting
Contracts that do not meet the risk transfer requirements of GAAP are accounted for using the deposit accounting method. Under this method, an asset or liability is recognized at the inception of the contract based on consideration paid or received. The amount of the deposit asset or liability is adjusted at subsequent reporting dates using the interest method with a corresponding credit or charge to interest income or expense. Deposit liabilities for assumed reinsurance contracts were $35 million and $38 million at December 31, 2021 and 2020, respectively.
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
(L) Property, furniture and equipment
Property, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the estimated useful lives of the respective assets. Depreciation expense was $52 million, $53 million and $54 million for 2021, 2020 and 2019, respectively.
(M) Comprehensive income
Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized holding gains or losses on available for sale securities and unrealized foreign currency translation adjustments.
(N) Goodwill and other intangible assets
Goodwill and other intangible assets are tested for impairment on an annual basis and at interim periods where circumstances require. The Company's impairment test as of December 31, 2021 indicated that there were no material impairment losses related to goodwill and other intangible assets. Intangible assets of $85 million and $93 million are included in other assets as of December 31, 2021 and 2020, respectively.
(O) Restricted stock units
The costs resulting from all share-based payment transactions with employees are recognized in the consolidated financial statements using a fair-value-based measurement method. Compensation cost is recognized for financial reporting purposes over the period in which the employee is required to provide service in exchange for the award (generally the vesting period).
(P) Statements of cash flows
Interest payments were $141 million, $155 million and $160 million in 2021, 2020 and 2019, respectively. Income taxes paid were $244 million, $103 million and $125 million in 2021, 2020 and 2019, respectively. Other non-cash items include unrealized investment gains and losses. (See Note 10 of Notes to Consolidated Financial Statements.)
(Q) Recent accounting pronouncements
Recently adopted accounting pronouncements:
All accounting and reporting standards that became effective in 2021 were either not applicable to the Company or their adoption did not have a material impact on the Company.
Accounting and reporting standards that are not yet effective:

All recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(2)    Consolidated Statements of Comprehensive (Loss) Income
The following tables present the components of the changes in accumulated other comprehensive (loss) income as of and for the years ended December 31, 2021 and 2020:

(In thousands)
December 31, 2021	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Changes in AOCI
Beginning of period	$289,714		$(351,886)	$(62,172)
Other comprehensive loss before reclassifications	(222,359)		(20,969)	(243,328)
Amounts reclassified from AOCI	23,547		—	23,547
Other comprehensive loss	(198,812)		(20,969)	(219,781)
Unrealized investment loss related to noncontrolling interest	(2)		—	(2)
Ending balance	$90,900		$(372,855)	$(281,955)
Amounts reclassified from AOCI
Pre-tax	$29,806	(1)	$—	$29,806
Tax effect	(6,259)	(2)	—	(6,259)
After-tax amounts reclassified	$23,547		$—	$23,547
Other comprehensive loss
Pre-tax	$(254,939)		$(20,969)	$(275,908)
Tax effect	56,127		—	56,127
Other comprehensive loss	$(198,812)		$(20,969)	$(219,781)

(In thousands)
December 31, 2020	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Changes in AOCI
Beginning of period	$124,514		$(381,813)	$(257,299)
Cumulative effect adjustment resulting from changes in accounting principles	24,952		—	24,952
Restated beginning of period	149,466		(381,813)	(232,347)
Other comprehensive income before reclassifications	114,049		29,927	143,976
Amounts reclassified from AOCI	26,201		—	26,201
Other comprehensive income	140,250		29,927	170,177
Unrealized investment loss related to non-controlling interest	(2)		—	(2)
Ending balance	$289,714		$(351,886)	$(62,172)
Amounts reclassified from AOCI
Pre-tax	$33,166	(1)	$—	$33,166
Tax effect	(6,965)	(2)	—	(6,965)
After-tax amounts reclassified	$26,201		$—	$26,201
Other comprehensive income
Pre-tax	$164,645		$29,927	$194,572
Tax effect	(24,395)		—	(24,395)
Other comprehensive income	$140,250		$29,927	$170,177
_______________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(3)    Investments in Fixed Maturity Securities
At December 31, 2021 and 2020, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
December 31, 2021
Held to maturity:
State and municipal	$69,539	$(387)	$10,813	$—	$79,965	$69,152
Residential mortgage-backed	4,829	—	632	—	5,461	4,829
Total held to maturity	74,368	(387)	11,445	—	85,426	73,981
Available for sale:
U.S. government and government agency	851,128	—	8,509	(4,294)	855,343	855,343
State and municipal:
Special revenue	2,016,382	—	62,961	(5,706)	2,073,637	2,073,637
State general obligation	388,110	—	23,152	(1,015)	410,247	410,247
Pre-refunded	202,633	—	14,891	(574)	216,950	216,950
Corporate backed	166,943	—	7,191	(1,532)	172,602	172,602
Local general obligation	401,974	—	29,455	(732)	430,697	430,697
Total state and municipal	3,176,042	—	137,650	(9,559)	3,304,133	3,304,133
Mortgage-backed securities:
Residential	940,744	—	9,896	(11,321)	939,319	939,319
Commercial	125,709	—	3,388	(341)	128,756	128,756
Total mortgage-backed securities	1,066,453	—	13,284	(11,662)	1,068,075	1,068,075
Asset-backed securities	4,504,950	—	4,409	(18,794)	4,490,565	4,490,565
Corporate:
Industrial	3,231,520	(16)	62,751	(21,092)	3,273,163	3,273,163
Financial	1,739,282	—	30,709	(6,591)	1,763,400	1,763,400
Utilities	396,242	—	13,262	(3,202)	406,302	406,302
Other	154,210	—	125	(1,525)	152,810	152,810
Total corporate	5,521,254	(16)	106,847	(32,410)	5,595,675	5,595,675
Foreign government	1,277,109	(22,222)	7,508	(47,494)	1,214,901	1,214,901
Total available for sale	16,396,936	(22,238)	278,207	(124,213)	16,528,692	16,528,692
Total investments in fixed maturity securities	$16,471,304	$(22,625)	$289,652	$(124,213)	$16,614,118	$16,602,673

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
December 31, 2020
Held to maturity:
State and municipal	$67,117	$(798)	$13,217	$—	79,536	$66,319
Residential mortgage-backed	6,455	—	1,043	—	7,498	6,455
Total held to maturity	73,572	(798)	14,260	—	87,034	72,774
Available for sale:
U.S. government and government agency	586,020	—	18,198	(347)	603,871	603,871
State and municipal:
Special revenue	2,137,162	—	96,924	(714)	2,233,372	2,233,372
State general obligation	417,397	—	33,407	—	450,804	450,804
Pre-refunded	250,081	—	21,472	(162)	271,391	271,391
Corporate backed	206,356	—	8,755	(638)	214,473	214,473
Local general obligation	410,583	—	40,596	(555)	450,624	450,624
Total state and municipal	3,421,579	—	201,154	(2,069)	3,620,664	3,620,664
Mortgage-backed securities:
Residential	813,187	—	24,664	(5,238)	832,613	832,613
Commercial	181,105	—	6,725	(113)	187,717	187,717
Total mortgage-backed securities	994,292	—	31,389	(5,351)	1,020,330	1,020,330
Asset-backed securities	3,218,048	—	10,035	(33,497)	3,194,586	3,194,586
Corporate:
Industrial	2,456,516	(518)	115,926	(7,449)	2,564,475	2,564,475
Financial	1,513,943	—	62,947	(987)	1,575,903	1,575,903
Utilities	389,267	—	31,931	(33)	421,165	421,165
Other	109,353	—	696	(11)	110,038	110,038
Total corporate	4,469,079	(518)	211,500	(8,480)	4,671,581	4,671,581
Foreign government	993,268	(1,264)	28,007	(44,448)	975,563	975,563
Total available for sale	13,682,286	(1,782)	500,283	(94,192)	14,086,595	14,086,595
Total investments in fixed maturity securities	$13,755,858	$(2,580)	$514,543	$(94,192)	$14,173,629	$14,159,369
____________________
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses, excluding the cumulative effect adjustment resulting from changes in accounting principles, is recognized in the consolidated statements of income. Amount excludes unrealized losses relating to non-credit factors.

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the year ended December 31, 2021 and 2020:

	State and Municipal
(In thousands)	2021	2020
Allowance for expected credit losses, beginning of the period	$798	$—
Cumulative effect adjustment resulting from changes in accounting principles	—	69
Provision for expected credit losses	(411)	729
Allowance for expected credit losses, end of period	$387	$798

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the year ended December 31, 2021 and 2020:

	2021			2020
(In thousands)	Foreign Government	Corporate	Total	Foreign Government	Corporate	Total
Allowance for expected credit losses, beginning of period	$1,264	$518	$1,782	$—	$—	$—
Cumulative effect adjustment resulting from changes in accounting principles	—	—	—	35,645	—	35,645
Expected credit losses on securities for which credit losses were not previously recorded	19,072	16	19,088	12,590	7,058	19,648
Expected credit losses (gains) on securities for which credit losses were previously recorded	2,438	(513)	1,925	373	(3,841)	(3,468)
Reduction due to disposals	(552)	(5)	(557)	(47,344)	(2,699)	(50,043)
Allowance for expected credit losses, end of period	$22,222	$16	$22,238	$1,264	$518	$1,782
During the year ended December 31, 2021, the Company increased the allowance for expected credit losses utilizing its credit loss assessment process and inputs used in its credit loss model, primarily due to foreign government securities that had no reserve in prior periods. During the year ended December 31, 2020, the Company decreased the allowance for expected credit losses primarily due to the disposition of securities which previously had an allowance recorded.
The amortized cost and fair value of fixed maturity securities at December 31, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,589,823	$1,586,470
Due after one year through five years	7,574,884	7,659,231
Due after five years through ten years	4,148,118	4,184,007
Due after ten years	2,086,810	2,110,874
Mortgage-backed securities	1,071,282	1,073,536
Total	$16,470,917	$16,614,118
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $387 thousand related to held to maturity securities.
At December 31, 2021 and 2020, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity. At December 31, 2021, investments with a carrying value of $1,853 million were on deposit in custodial or trust accounts, of which $1,213 million was on deposit with insurance regulators, $602 million was on deposit in support of the Company’s underwriting activities at Lloyd’s, $33 million was on deposit as security for reinsurance clients and $5 million was on deposit as security for letters of credit issued in support of the Company’s reinsurance operations.

(4)    Investments in Equity Securities
At December 31, 2021 and 2020, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2021
Common stocks	$619,896	$92,401	$(16,894)	$695,403	$695,403
Preferred stocks	250,149	7,874	(12,183)	245,840	245,840
Total	$870,045	$100,275	$(29,077)	$941,243	$941,243

December 31, 2020
Common stocks	$335,617	$28,742	$(14,178)	$350,181	$350,181
Preferred stocks	180,397	95,581	(492)	275,486	275,486
Total	$516,014	$124,323	$(14,670)	$625,667	$625,667

(5)    Arbitrage Trading Account
At December 31, 2021 and 2020, the fair value and carrying value of the arbitrage trading account were $1,180 million and $341 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of December 31, 2021, the fair value of short option contracts outstanding was $574 thousand (notional amount of $30.3 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(6)    Net Investment Income
Net investment income consists of the following:

(In thousands)	2021	2020	2019
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$382,001	$426,563	$517,925
Investment funds	220,014	54,253	69,194
Arbitrage trading account	37,676	77,931	34,585
Real estate	7,703	24,027	24,218
Equity securities	32,020	10,172	5,439
Gross investment income	679,414	592,946	651,361
Investment expense	(7,796)	(9,125)	(5,747)
Net investment income	$671,618	$583,821	$645,614

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
The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments of $621 million as of December 31, 2021.
Investment funds consist of the following:

	Carrying Value as of December 31,		Income (Losses)
(In thousands)	2021	2020	2021	2020	2019
Financial services	$431,818	$434,437	$98,893	$34,763	$29,005
Real estate	273,690	310,783	29,484	7,543	19,154
Energy	150,224	140,935	22,118	(11,039)	(18,136)
Transportation	336,688	190,125	42,424	(616)	14,193
Other funds	288,192	233,150	27,095	23,602	24,978
Total	$1,480,612	$1,309,430	$220,014	$54,253	$69,194
The Company's share of the earnings or losses of investment funds is primarily reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the Company’s minority investment in Lifson Re, a Bermuda reinsurance company. Effective January 1, 2021, Lifson Re participates on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 22.5% share of placed amounts. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. For the year ended December 31, 2021, the Company ceded approximately $245 million of written premiums to Lifson Re.
Other funds include deferred compensation trust assets of $34 million and $0 in 2021 and 2020, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation.

(8)    Real Estate
Investment in real estate represents directly owned property held for investment, as follows:

	As of December 31,
(In thousands)	2021	2020
Properties in operation	$1,626,826	$1,738,144
Properties under development	225,682	222,770
Total	$1,852,508	$1,960,914
In 2021, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City, an office building in London, U.K., and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $57,391,000 and $86,970,000 as of December 31, 2021 and 2020, respectively. Related depreciation expense was $19,688,000 and $27,090,000 for the years ended December 31, 2021 and 2020, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $58,772,835 in 2022, $55,749,048 in 2023, $54,826,385 in 2024, $52,251,635 in 2025, $50,176,066 in 2026 and $630,260,741

thereafter.
During the second quarter of 2021, the Company sold two office buildings in Palm Beach and West Palm Beach, Florida. One of these sales also resulted in a $102 million reduction of the Company's non-recourse debt that was supporting the property.
A mixed-use project in Washington, D.C. has been under development in 2021 and 2020, with the completed portion as noted above reported in properties in operation as of December 31, 2021.

(9)    Loans Receivable
At December 31, 2021 and 2020, loans receivable were as follows:

	As of December 31,
(In thousands)	2021	2020
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$89,431	$51,910
Commercial loans	25,741	33,003
Total	$115,172	$84,913

Fair value:
Real estate loans	$90,793	$53,593
Commercial loans	25,741	33,003
Total	$116,534	$86,596
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
Loans receivable in non-accrual status was $0.2 million as of December 31, 2021 and 2020.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the year ended December 31, 2021 and 2020:

	2021			2020
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$1,683	$3,754	$5,437	$1,502	$644	$2,146
Cumulative effect adjustment resulting from changes in accounting principles	—	—	—	(905)	548	(357)
Provision for expected credit losses	(321)	(3,398)	(3,719)	1,086	2,562	3,648
Allowance for expected credit losses, end of period	$1,362	$356	$1,718	$1,683	$3,754	$5,437
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

(10)    Net Investment Gains
Net investment gains were as follows:

(In thousands)	2021	2020	2019
Net investment gains:
Fixed maturity securities:
Gains	$18,981	$27,819	$23,900
Losses	(6,975)	(56,096)	(13,636)
Equity securities (1):
Net realized gains on investment sales	16,365	32,647	23,306
Change in unrealized (losses) gains	(38,455)	(25,868)	85,292
Investment funds	44,778	31,481	(2,825)
Real estate	94,911	101,554	5,965
Loans receivable	(881)	—	(970)
Other	(21,766)	(38,023)	(329)
Net realized and unrealized gains on investments in earnings before allowance for expected credit losses	106,958	73,514	120,703
Change in allowance for expected credit losses on investments (2):
Fixed maturity securities	(20,045)	33,134	—
Loans receivable	3,719	(3,648)	—
Change in allowance for expected credit losses on investments	(16,326)	29,486	—
Net investment gains	90,632	103,000	120,703
Income tax expense	(17,710)	(21,630)	(25,348)
After-tax net investment gains	$72,922	$81,370	$95,355

Change in unrealized investment (losses) gains:
Fixed maturity securities without allowance for expected credit losses	$(262,221)	$134,129	$271,825
Fixed maturity securities with allowance for expected credit losses	10,124	32,004	369
Investment funds	(1,270)	2,280	(2,299)
Other	(1,572)	(3,768)	(7,925)
Total change in unrealized investment (losses) gains	(254,939)	164,645	261,970
Income tax benefit (expense)	56,127	(24,395)	(46,068)
Noncontrolling interests	(1)	(2)	103
After-tax change in unrealized investment (losses) gains	$(198,813)	$140,248	$216,005
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

(11)    Fixed Maturity Securities in an Unrealized Loss Position
The following tables summarize all fixed maturity securities in an unrealized loss position at December 31, 2021 and 2020 by the length of time those securities have been continuously in an unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2021
U.S. government and government agency	$487,712	$4,026	$17,021	$268	$504,733	$4,294
State and municipal	502,333	7,403	29,547	2,156	531,880	9,559
Mortgage-backed securities	558,751	6,900	106,130	4,762	664,881	11,662
Asset-backed securities	3,832,944	18,503	75,385	291	3,908,329	18,794
Corporate	2,582,860	29,322	51,095	3,088	2,633,955	32,410
Foreign government	758,975	15,793	82,057	31,701	841,032	47,494
Fixed maturity securities	$8,723,575	$81,947	$361,235	$42,266	$9,084,810	$124,213

December 31, 2020
U.S. government and government agency	$47,649	$347	$17	$—	$47,666	$347
State and municipal	147,754	1,165	20,528	904	168,282	2,069
Mortgage-backed securities	212,388	5,121	23,943	230	236,331	5,351
Asset-backed securities	1,389,133	6,563	656,877	26,934	2,046,010	33,497
Corporate	612,177	6,721	39,985	1,759	652,162	8,480
Foreign government	143,729	22,871	6,218	21,577	149,947	44,448
Fixed maturity securities	$2,552,830	$42,788	$747,568	$51,404	$3,300,398	$94,192
Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
Fixed Maturity Securities — A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2021 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	38	$130,621	$38,849
Corporate	8	26,903	1,644
Mortgage-backed securities	4	210	13
Asset-backed securities	2	154	14
State and municipal	1	14,594	411
Total	53	$172,482	$40,931
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

The following tables present the assets and liabilities measured at fair value as of December 31, 2021 and 2020 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2021
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$855,343	$—	$855,343	$—
State and municipal	3,304,133	—	3,304,133	—
Mortgage-backed securities	1,068,075	—	1,068,075	—
Asset-backed securities	4,490,565	—	4,490,565	—
Corporate	5,595,675	—	5,595,675
Foreign government	1,214,901	—	1,214,901	—
Total fixed maturity securities available for sale	16,528,692	—	16,528,692	—
Equity securities:
Common stocks	695,403	684,470	1,639	9,294
Preferred stocks	245,840	—	234,544	11,296
Total equity securities	941,243	684,470	236,183	20,590
Arbitrage trading account	1,179,606	1,153,079	26,527	—
Total	$18,649,541	$1,837,549	$16,791,402	$20,590
Liabilities:
Trading account securities sold but not yet purchased	$1,169	$1,137	$32	$—

December 31, 2020
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$603,871	$—	$603,871	$—
State and municipal	3,620,664	—	3,620,664	—
Mortgage-backed securities	1,020,330	—	1,020,330	—
Asset-backed securities	3,194,586	—	3,194,586	—
Corporate	4,671,581	—	4,670,581	1,000
Foreign government	975,563	—	975,563	—
Total fixed maturity securities available for sale	14,086,595	—	14,085,595	1,000
Equity securities:
Common stocks	350,181	340,966	—	9,215
Preferred stocks	275,486	—	266,155	9,331
Total equity securities	625,667	340,966	266,155	18,546
Arbitrage trading account	341,473	298,359	43,114	—
Total	$15,053,735	$639,325	$14,394,864	$19,546
Liabilities:
Trading account securities sold but not yet purchased	$10,048	$10,048	$—	$—

The following tables summarize changes in Level 3 assets and liabilities for the years ended December 31, 2021 and 2020:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns/Maturities	Transfers In / Out	Ending Balance
Year ended December 31, 2021
Assets:
Fixed maturity securities available for sale:
Corporate	$1,000	$—	$—	$—	$—	$(1,000)	$—	$—	$—
Total	1,000	—	—	—	—	(1,000)	—	—	—
Equity securities:
Common stocks	9,215	640	—	—	—	(561)	—	—	9,294
Preferred stocks	9,331	(35)	—	—	2,000	—	—	—	11,296
Total	18,546	605	—	—	2,000	(561)	—	—	20,590
Arbitrage trading account	—	8	—	—	—	(8)	—	—	—
Total	$19,546	$613	$—	$—	$2,000	$(1,569)	$—	$—	$20,590
Liabilities:
Trading account securities sold but not yet purchased	$—	$1	$—	$—	$(1)	$—	$—	$—	$—

Year ended December 31, 2020
Assets:
Fixed maturity securities available for sale:
Corporate	$—	$—	$—	$—	$—	$—	$—	$1,000	$1,000
Total	—	—	—	—	—	—	—	1,000	1,000
Equity securities:
Common stocks	9,053	1,228	—	—	—	(1,066)	—	—	9,215
Preferred stocks	6,505	(174)	—	—	3,000	—	—	—	9,331
Total	15,558	1,054	—	—	3,000	(1,066)	—	—	18,546
Arbitrage trading account	—	19	—	—	—	(19)	—	—	—
Total	$15,558	$1,073	$—	$—	$3,000	$(1,085)	$—	$1,000	$19,546
For the year ended December 31, 2021, there were no fixed maturity security transferred into or out of Level 3. For the year ended December 31, 2020, one fixed maturity security was transferred from Level 2 into Level 3 as a result of observable valuation inputs no longer being available.

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
Loss reserves included in the Company’s financial statements represent management’s best estimates based upon an actuarially derived point estimate and other considerations. The Company uses a variety of actuarial techniques and methods to derive an actuarial point estimate for each business. These methods may include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency and severity methods. In circumstances where one actuarial method is considered more credible than the others, that method is used to set the point estimate. The actuarial point estimate may also be based on a judgmental weighting of estimates produced from each of the methods considered. Industry loss experience is used to supplement the Company’s own data in selecting “tail factors” in areas where the Company’s own data is limited. The actuarial data is analyzed by line of business, coverage and accident or policy year, as appropriate, for each business.
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
The key assumptions used to arrive at the best estimate of loss reserves are the expected loss ratios, rate of loss cost inflation, and reported and paid loss emergence patterns. Expected loss ratios represent management’s expectation of losses at the time the business is priced and written, before any actual claims experience has emerged. This expectation is a significant determinant of the estimate of loss reserves for recently written business where there is little paid or incurred loss data to consider. Expected loss ratios are generally derived from historical loss ratios adjusted for the impact of rate changes, loss cost trends and known changes in the type of risks underwritten. Expected loss ratios are estimated for each key line of business within each business. Expected loss cost inflation is particularly important for the long-tail lines, such as excess casualty, and claims with a high medical component, such as workers’ compensation. Reported and paid loss emergence patterns are used to project current reported or paid loss amounts to their ultimate settlement value. Loss development factors are based on the historical emergence patterns of paid and incurred losses, and are derived from the Company’s own experience and industry data. The paid loss emergence pattern is also significant to excess and assumed workers’ compensation reserves because those reserves are discounted to their estimated present value based upon such estimated payout patterns.
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

The most commonly used claim count method is by event. Most of the Company's businesses use the number of events to define and quantify the number of claims. However, in certain lines of business, where it is common for multiple parties to claim damages arising from a single event, a business may quantify claims on the basis of the number of separate parties involved in an event. This may be the case with businesses writing substantial automobile or transportation exposure.
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
The following tables present undiscounted incurred and paid claims development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR). The information about incurred and paid claims development for the years ended December 31, 2012 to 2020 is presented as supplementary information. To enhance the comparability of the loss development data, the Company has removed the impact of foreign exchange rate movements by using the December 31, 2021 exchange rate for all periods.

Insurance
Other Liability
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2021
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$692,236	$700,946	$701,634	$707,937	$711,876	$722,092	$716,643	$714,681	$712,984	$708,031	$16,190	24
2013		750,501	791,016	783,199	783,020	803,974	810,344	804,919	809,119	811,143	29,110	26
2014			847,878	849,690	847,719	852,171	864,965	871,130	866,292	864,787	51,651	28
2015				951,915	987,552	962,470	965,725	967,764	977,944	984,528	64,794	27
2016					1,018,792	1,011,800	1,020,679	1,032,035	1,046,122	1,062,023	117,676	28
2017						1,066,950	1,100,790	1,123,297	1,140,112	1,179,982	171,499	27
2018							1,105,223	1,132,810	1,122,423	1,157,499	264,059	27
2019								1,242,139	1,238,948	1,239,419	440,178	27
2020									1,341,042	1,214,463	749,747	21
2021										1,537,062	1,269,718	17
Total										$10,758,937

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$57,589	$157,389	$298,293	$416,187	$511,933	$579,062	$621,012	$651,584	$667,147	$673,555
2013		63,322	188,374	331,309	472,142	587,822	648,699	694,234	720,773	741,756
2014			79,008	191,072	338,740	481,002	595,187	681,278	731,588	761,143
2015				82,763	211,030	382,589	538,647	676,714	758,115	816,955
2016					69,532	209,118	390,465	558,896	677,852	767,795
2017						80,127	256,176	453,790	639,775	775,705
2018							86,931	264,541	436,100	616,293
2019								88,369	275,680	471,687
2020									72,302	225,344
2021										76,838
Total										$5,927,071
	Reserves for loss and loss adjustment expenses before 2012, net of reinsurance									117,839
	Reserves for loss and loss adjustment expenses, net of reinsurance									$4,949,705

Workers' Compensation
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2021
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$501,681	$501,810	$503,956	$503,863	$509,167	$512,707	$508,169	$506,730	$506,827	$504,409	$13,830	48
2013		552,570	547,295	546,995	543,238	547,000	542,274	541,926	540,322	538,503	17,768	53
2014			639,436	637,307	627,767	617,242	615,435	604,030	600,194	602,000	29,314	57
2015				712,800	690,525	650,997	641,169	626,432	620,741	617,478	40,553	58
2016					702,716	696,339	684,700	660,520	651,278	657,972	46,447	58
2017						762,093	733,505	689,622	673,216	683,880	54,759	58
2018							778,964	724,697	715,055	724,056	62,856	56
2019								784,281	721,018	732,762	89,294	54
2020									725,245	716,430	156,496	42
2021										742,687	340,879	42
Total										$6,520,177

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$115,536	$255,063	$339,560	$387,368	$419,588	$437,196	$451,991	$459,119	$466,028	$470,850
2013		117,900	277,538	363,028	414,160	447,894	466,580	479,104	489,075	496,809
2014			148,405	319,743	412,611	471,235	503,915	521,141	531,475	538,914
2015				139,320	323,744	421,734	477,541	512,933	531,512	544,849
2016					142,998	338,835	446,072	504,850	537,861	558,934
2017						153,456	362,299	468,817	525,753	559,198
2018							171,006	397,464	508,546	574,889
2019								184,715	397,376	515,914
2020									172,478	380,454
2021										172,730
Total										$4,813,541
		Reserves for loss and loss adjustment expenses before 2012, net of reinsurance								229,691
		Reserves for loss and loss adjustment expenses, net of reinsurance								$1,936,327

Professional Liability
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2021
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$240,363	$243,987	$267,284	$252,531	$240,785	$247,348	$246,116	$246,731	$249,539	$250,231	$6,098	6
2013		271,758	249,477	245,263	251,249	273,074	281,652	286,875	284,479	284,610	6,488	7
2014			255,364	248,723	261,937	245,768	241,329	260,106	258,937	258,330	13,311	7
2015				261,238	259,868	276,829	277,962	293,558	284,747	285,255	24,656	8
2016					312,109	326,427	363,221	404,271	441,535	470,950	40,227	9
2017						334,509	333,657	339,781	378,640	385,450	70,978	10
2018							336,524	323,759	334,854	360,815	104,215	10
2019								338,217	334,821	347,585	127,500	11
2020									396,508	377,674	243,075	11
2021										528,128	447,919	10
Total										$3,549,028

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$21,895	$87,248	$128,924	$160,044	$191,500	$215,952	$225,186	$233,379	$236,216	$236,972
2013		24,215	64,245	120,081	178,367	208,123	250,294	259,735	265,007	271,867
2014			19,584	84,141	139,340	176,915	200,319	217,322	228,815	238,121
2015				20,517	85,761	140,253	188,258	217,238	234,207	241,413
2016					28,783	103,108	202,545	256,725	299,198	359,386
2017						36,744	96,818	163,454	244,025	262,273
2018							28,360	100,087	155,836	199,461
2019								31,978	98,260	148,934
2020									28,357	81,026
2021										28,854
Total										$2,068,307
	Reserves for loss and loss adjustment expenses before 2012, net of reinsurance									24,145
	Reserves for loss and loss adjustment expenses, net of reinsurance									$1,504,866

Commercial Automobile
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2021
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$314,309	$326,831	$342,588	$355,609	$364,237	$364,483	$366,704	$365,971	$366,128	$365,910	$218	41
2013		327,514	349,136	368,894	377,050	367,456	367,027	366,165	365,100	365,338	731	44
2014			363,952	385,302	418,639	416,613	414,105	413,953	409,498	408,640	394	47
2015				389,829	417,771	423,928	432,160	433,227	431,675	428,813	1,371	53
2016					432,214	431,939	443,275	444,322	441,122	440,819	3,145	52
2017						431,059	428,988	430,782	434,717	440,610	6,890	47
2018							442,838	462,821	479,257	494,623	12,573	46
2019								483,259	488,562	505,028	36,513	45
2020									523,746	428,769	82,221	30
2021										614,424	279,892	34
Total										$4,492,974

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$136,844	$215,214	$273,446	$312,342	$344,478	$355,786	$360,842	$361,919	$363,073	$363,034
2013		142,929	218,596	267,253	322,624	343,742	353,623	362,358	363,118	363,505
2014			155,596	237,723	328,589	365,849	394,562	402,524	405,226	406,228
2015				160,148	265,766	325,697	370,773	398,423	411,898	417,721
2016					185,253	280,373	342,437	391,396	410,843	421,388
2017						181,023	267,859	327,411	372,324	402,422
2018							180,196	281,707	350,368	413,150
2019								185,378	290,306	374,653
2020									142,822	228,366
2021										180,863
Total										$3,571,330
		Reserves for loss and loss adjustment expenses before 2012, net of reinsurance								1,869
		Reserves for loss and loss adjustment expenses, net of reinsurance								$923,513

Short-tail lines
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2021
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$531,725	$539,963	$540,845	$536,151	$508,139	$507,093	$508,988	$508,058	$508,815	$507,683	$801	24
2013		579,486	589,447	580,445	554,736	553,233	549,728	547,806	547,066	546,765	1,424	25
2014			710,530	716,253	666,259	664,951	665,820	666,063	668,510	666,738	1,956	30
2015				744,761	733,145	729,326	727,861	719,612	718,104	716,332	4,505	32
2016					774,764	778,059	765,044	759,531	753,991	756,378	5,444	34
2017						754,050	754,300	748,516	747,861	747,453	9,657	42
2018							761,015	750,095	747,393	745,726	16,064	48
2019								722,118	702,271	692,033	27,521	43
2020									901,702	905,441	56,083	37
2021										829,194	222,879	31
Total										$7,113,743

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$282,573	$456,559	$507,382	$518,135	$498,826	$499,978	$504,243	$504,973	$506,095	$506,144
2013		315,019	490,363	539,588	532,472	539,324	540,583	541,182	542,378	543,806
2014			373,791	602,682	614,832	634,310	649,632	656,913	659,487	660,031
2015				396,128	613,338	669,076	691,093	700,867	706,707	713,522
2016					417,882	671,886	713,506	728,853	733,951	740,703
2017						445,934	690,502	719,434	731,588	735,430
2018							415,578	662,714	709,230	726,169
2019								405,592	616,757	646,287
2020									460,749	785,227
2021										405,859
Total										$6,463,178
	Reserves for loss and loss adjustment expenses before 2012, net of reinsurance									2,523
	Reserves for loss and loss adjustment expenses, net of reinsurance									$653,088

Reinsurance & Monoline Excess
Casualty
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2021
For the Year Ended December 31,
	Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR
2012	$333,116	$337,114	$332,252	$325,045	$333,992	$338,118	$336,201	$332,861	$335,933	$337,124	$11,446
2013		320,581	271,557	274,682	284,710	295,143	300,778	305,290	303,563	304,709	14,065
2014			321,644	321,504	320,902	332,730	326,964	326,496	338,190	339,321	20,465
2015				260,768	233,204	231,859	253,982	294,804	304,972	306,358	23,525
2016					242,375	254,415	246,947	269,481	303,385	303,036	29,111
2017						232,886	222,888	240,900	263,476	283,323	48,441
2018							222,959	212,101	232,643	249,019	68,680
2019								238,411	232,709	241,187	104,193
2020									302,420	295,992	192,023
2021										364,611	325,434
Total										$3,024,680

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$22,419	$62,289	$112,036	$153,349	$188,208	$220,821	$242,644	$258,404	$277,926	$282,363
2013		28,982	63,939	110,735	144,985	178,889	206,595	227,087	243,100	255,948
2014			21,340	69,248	116,424	155,908	199,109	228,728	253,573	273,024
2015				17,894	48,628	91,566	141,855	179,308	206,222	234,736
2016					19,939	61,940	100,578	140,897	172,489	206,266
2017						16,490	40,310	69,844	124,265	148,128
2018							11,144	41,213	77,939	110,082
2019								14,612	39,297	64,306
2020									20,803	49,871
2021										10,984
Total										$1,635,708
	Reserves for loss and loss adjustment expenses before 2012, net of reinsurance									385,481
		Reserves for loss and loss adjustment expenses, net of reinsurance								$1,774,453

Monoline Excess
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2021
For the Year Ended December 31,
	Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR
2012	$72,366	$73,230	$73,670	$75,274	$74,061	$67,878	$69,361	$67,205	$66,269	$65,686	$7,617
2013		63,995	50,355	48,143	44,162	38,551	35,120	31,752	29,758	25,701	7,609
2014			63,561	57,650	49,570	45,758	41,671	42,541	42,618	40,652	10,922
2015				69,977	57,897	50,099	45,115	39,682	39,781	36,774	13,941
2016					72,657	70,281	71,404	64,957	65,485	65,222	18,607
2017						76,701	80,508	70,749	71,025	66,795	23,023
2018							77,820	72,505	71,448	66,180	28,214
2019								78,929	77,482	76,242	29,909
2020									84,354	83,468	43,519
2021										98,109	75,305
Total										$624,829

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$1,127	$6,097	$10,815	$11,167	$13,234	$15,738	$17,982	$20,004	$22,528	$24,365
2013		647	1,897	2,158	3,008	3,396	4,418	5,349	6,476	8,805
2014			377	1,729	3,354	4,175	5,808	7,595	11,154	11,938
2015				2,069	2,481	3,272	4,099	4,416	5,083	5,421
2016					2,498	4,783	5,573	5,928	7,685	9,883
2017						6,282	12,810	15,356	17,327	18,375
2018							6,141	8,230	9,368	10,359
2019								6,241	10,884	12,728
2020									4,869	8,699
2021										4,586
Total										$115,159
	Reserves for loss and loss adjustment expenses before 2012, net of reinsurance									716,077
	Reserves for loss and loss adjustment expenses, net of reinsurance									$1,225,747

Property
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2021
For the Year Ended December 31,
	Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR
2012	$103,984	$94,860	$86,525	$85,548	$84,010	$84,020	$84,950	$84,759	$91,078	$89,460	$591
2013		141,705	112,805	114,245	112,054	112,687	112,006	109,814	107,669	106,436	567
2014			113,373	96,894	97,509	100,255	99,508	99,171	99,572	97,640	1,049
2015				127,387	117,724	131,963	130,553	129,668	131,342	130,933	1,157
2016					168,347	174,793	182,026	181,291	186,605	184,600	2,039
2017						206,795	200,656	199,645	198,251	192,014	2,784
2018							108,436	112,243	103,386	105,447	2,904
2019								103,305	77,255	81,994	4,475
2020									114,807	118,039	6,928
2021										134,134	86,160
Total										$1,240,697

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$15,690	$51,802	$64,282	$70,725	$77,604	$79,166	$81,874	$82,745	$88,932	$89,461
2013		36,620	74,650	92,728	101,651	104,437	106,157	107,721	104,521	104,506
2014			38,919	67,041	82,380	88,561	91,701	93,409	94,893	95,523
2015				53,508	89,251	109,217	118,733	122,763	125,663	127,086
2016					78,994	133,740	157,734	168,884	176,358	178,508
2017						72,160	141,484	171,880	179,997	182,799
2018							34,116	65,313	82,509	88,050
2019								23,078	54,577	68,557
2020									26,599	65,718
2021										15,243
Total										$1,015,451
	Reserves for loss and loss adjustment expenses before 2012, net of reinsurance									2,474
	Reserves for loss and loss adjustment expenses, net of reinsurance									$227,720

The reconciliation of the net incurred and paid claims development tables to the reserves for losses and loss expenses in the consolidated balance sheet is as follows:

(In thousands)	December 31, 2021
Undiscounted reserves for loss and loss expenses, net of reinsurance:
Other liability	$4,949,705
Workers' compensation	1,936,327
Professional liability	1,504,866
Commercial automobile	923,513
Short-tail lines	653,088
Other	105,259
Insurance	10,072,758
Casualty	1,774,453
Monoline excess	1,225,747
Property	227,720
Reinsurance & Monoline Excess	3,227,920
Total undiscounted reserves for loss and loss expenses, net of reinsurance	$13,300,678

(In thousands)	December 31, 2021
Due from reinsurers on unpaid claims:
Other liability	$693,801
Workers' compensation	247,361
Professional liability	851,485
Commercial automobile	42,991
Short-tail lines	426,003
Other	56,660
Insurance	2,318,301
Casualty	107,593
Monoline excess	40,313
Property	76,319
Reinsurance & Monoline Excess	224,225
Total due from reinsurers on unpaid claims	$2,542,526

(In thousands)	December 31, 2021
Loss reserve discount:
Other liability	$—
Workers' compensation	(12,338)
Professional liability	—
Commercial automobile	—
Short-tail lines	—
Other	—
Insurance	(12,338)
Casualty	(97,202)
Monoline excess	(342,776)
Property	—
Reinsurance & Monoline Excess	(439,978)
Total loss reserve discount	$(452,316)
Total gross reserves for loss and loss expenses	$15,390,888
The following is supplementary information regarding average historical claims duration as of December 31, 2021:

Insurance
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Other liability	7.2%	14.1%	17.1%	16.2%	13.0%	8.7%	5.8%	3.7%	2.4%	0.9%
Workers' compensation	23.2%	29.5%	15.9%	9.2%	5.6%	3.2%	2.3%	1.5%	1.4%	1.0%
Professional liability	7.8%	19.1%	18.1%	15.5%	9.3%	10.0%	3.5%	2.9%	3.1%	0.3%
Commercial automobile	37.1%	21.0%	15.5%	11.3%	6.5%	2.7%	1.4%	0.2%	0.2%	—%
Short-tail lines	55.4%	33.0%	6.1%	1.8%	0.4%	0.7%	0.6%	0.1%	0.2%	—%

Reinsurance & Monoline Excess
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Casualty	6.1%	11.3%	13.3%	13.9%	10.9%	9.5%	7.5%	5.2%	5.0%	1.3%
Monoline excess	5.2%	4.9%	2.9%	1.9%	2.3%	3.5%	4.2%	3.1%	6.5%	2.8%
Property	30.7%	33.2%	15.5%	6.4%	3.7%	1.7%	1.8%	1.5%	1.2%	0.9%

The table below provides a reconciliation of the beginning and ending reserve balances:

(In thousands)	2021	2020	2019
Net reserves at beginning of year	$11,620,393	$10,697,998	$10,248,883
Cumulative effect adjustment resulting from changes in accounting principles (1)	—	5,927	—
Restated net reserves at beginning of period	11,620,393	10,703,925	10,248,883
Net provision for losses and loss expenses:
Claims occurring during the current year (2)	4,921,191	4,432,937	4,057,989
Increase in estimates for claims occurring in prior years (3)	863	627	34,079
Loss reserve discount accretion	31,906	35,142	39,048
Total	4,953,960	4,468,706	4,131,116
Net payments for claims:
Current year	887,896	921,054	985,599
Prior year	2,777,798	2,677,595	2,673,803
Total	3,665,694	3,598,649	3,659,402
Foreign currency translation	(60,297)	46,411	(22,599)
Net reserves at end of year	12,848,362	11,620,393	10,697,998
Ceded reserve at end of year	2,542,526	2,164,037	1,885,251
Gross reserves at end of year	$15,390,888	$13,784,430	$12,583,249

Net change in premiums and losses occurring in prior years:
Increase in estimates for claims occurring in prior years (3)	$(863)	$(627)	$(34,079)
Retrospective premium adjustments for claims occurring in prior years (4)	7,510	16,807	53,511
Net favorable premium and reserve development on prior years	$6,647	$16,180	$19,432
_______________________________________
(1)The cumulative effect adjustment resulting from changes in accounting principals relates to the allowance for expected credit losses on reinsurance recoverables that commenced on January 1, 2020 due to the adoption of ASU 2016-13. See Note 1 for more details.
(2)Claims occurring during the current year are net of loss reserve discounts of $21 million, $10 million and $20 million in 2021, 2020, and 2019, respectively.
(3)The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $19 million in 2021, decreased by $21 million in 2020, and increased by $19 million in 2019, respectively.
(4)For certain retrospectively rated insurance polices and reinsurance agreements, changes in loss and loss expenses for prior years are offset by additional or return premiums.
The COVID-19 global pandemic has impacted, and may further impact, the Company’s results through its effect on claim frequency and severity. Loss cost trends have been impacted and may be further impacted by COVID-19-related claims in certain lines of business. Losses incurred from COVID-19-related claims have been offset, to a certain extent, by lower claim frequency in certain lines of our businesses; however, as the economy and legal systems have reopened, the benefit of lower claim frequency has begun to abate. Although as populations have continued to be vaccinated against the virus and the effects of the pandemic have receded in many jurisdictions, most particularly the United States, it remains too early to determine the ultimate net impact of COVID-19 on the Company. New variants of the COVID-19 virus, including the “Omicron” variant, and the slowing of vaccination rates among certain populations continue to create risks with respect to loss costs and the potential for renewed impact of the other effects of COVID-19 associated with economic conditions, inflation, and social distancing and work from home rules.
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
As of December 31, 2021, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $274 million, of which $233 million relates to the Insurance segment and $41 million relates to the Reinsurance & Monoline Excess segment. Such $274 million of COVID-19-related losses included $239 million of reported losses and $35 million of IBNR. For the year ended December 31, 2021, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $58 million, of which $54 million relates to the Insurance segment and $4 million relates to the Reinsurance & Monoline Excess segment.
Favorable prior year development (net of additional and return premiums) was $7 million in 2021.
Insurance – Reserves for the Insurance segment developed favorably by $20 million in 2021 (net of additional and return premiums). The overall favorable development in 2021 was attributable to favorable development on the 2020 accident year, partially offset by adverse development on the 2016 through 2019 accident years.
The favorable development on the 2020 accident year was largely concentrated in the commercial auto liability and other liability lines of business, including commercial multi-peril liability. During 2020 the Company achieved larger rate increases in these lines of business than were contemplated in its budget and in its initial loss ratio selections. The Company also experienced significantly lower reported claim frequency in these lines in 2020 relative to historical averages, and lower reported incurred losses relative to its expectations. We believe that the lower claim frequency and lower reported incurred losses were caused by the impacts of the COVID-19 pandemic, for example, lockdowns, reduced driving and traffic, work from home, and court closures. However, due to the uncertainty regarding the ultimate impacts of the pandemic on accident year 2020 incurred losses, the Company elected not to react to these lower reported trends during 2020. As more information became available and the 2020 accident year continued to mature, during 2021 the Company started to recognize favorable accident year 2020 development in response to the continuing favorable reported loss experience relative to its expectations.
The adverse development on the 2016 through 2019 accident years is concentrated largely in the other liability line of business, including commercial multi-peril liability, but is also seen to a lesser extent in commercial auto liability. The adverse development for these accident years is driven by a higher than expected number of large losses reported, and particularly impacted the directors and officers liability, lawyers professional liability, and excess and surplus lines casualty classes of business. We also believe that increased social inflation is contributing to the increased number of large losses, for example, higher jury awards on cases which go to trial, and the corresponding higher demands from plaintiffs and higher values required to reach settlement on cases which do not go to trial.
Reinsurance & Monoline Excess – Reserves for the Reinsurance & Monoline Excess segment developed unfavorably by $13 million in 2021. The unfavorable development in the segment was driven by the non-proportional reinsurance assumed liability and other liability lines of business, related primarily to accident years 2017 through 2019, and was partially offset by favorable development in excess workers’ compensation business which was spread across many prior accident years. The unfavorable non-proportional reinsurance assumed liability and other liability development was associated with our U.S. and U.K. assumed reinsurance business, and related primarily to accounts insuring construction projects and professional liability exposures.
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
For workers’ compensation, the favorable development was spread across almost all prior accident years, including prior to 2011, but was most significant in accident years 2016 through 2019. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The long term trend of declining workers’ compensation frequency can be attributable to improved workplace safety. Loss severity trends were also aided by our continued investment in claims handling initiatives such as medical case management services and vendor savings through usage of preferred provider networks and pharmacy benefit managers. Reported workers’ compensation losses in 2020 continued to be below our expectations at most of our businesses, and were below the assumptions underlying our initial loss ratio picks and our previous reserve estimates for most prior accident years.
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
Reinsurance & Monoline Excess - Reserves for the Reinsurance & Monoline Excess segment developed unfavorably by $8 million in 2020. The unfavorable development in the segment was driven by non-proportional assumed liability business written in both the U.S. and U.K., and was partially offset by favorable development on excess workers’ compensation business. The unfavorable non-proportional assumed liability development was concentrated in accident years 2014 through 2018, and related primarily to accounts insuring construction projects and professional liability exposures.
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
For workers’ compensation, the favorable development was spread across many accident years, including prior to 2010, but was most significant in accident years 2014 through 2018, and particularly 2017 and 2018. The favorable workers’ compensation development reflects a continuation during 2019 of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The long term trend of declining workers’ compensation frequency can be attributable to improved workplace safety. Loss severity trends were also aided by our continued
investment in claims handling initiatives such as medical case management services and vendor savings through usage of preferred provider networks and pharmacy benefit managers. Our initial loss ratio “picks” for this line of business over the past few accident years have contemplated an increase in loss cost trends and reflect decreasing premium rates in the marketplace; reported workers’ compensation losses in 2019 continued to be below our expectations at most of our businesses, and were below the assumptions underlying our initial loss ratio picks and our previous reserve estimates.
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
The Company’s net reserves for losses and loss expenses relating to asbestos and environmental claims on policies written before adoption of the absolute exclusion was $20 million at December 31, 2021 and $19 million at December 31, 2020. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
Discounting — The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,387 million and $1,655 million at December 31, 2021 and 2020, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $452 million and $483 million at December 31, 2021 and 2020, respectively. At December 31, 2021, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.4%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2021) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2021), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates prescribed or permitted by the Department of Insurance of the State of Delaware.

(14)    Premiums and Reinsurance Related Information
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. Reinsurance coverage and retentions vary depending on the line of business, location of the risk and nature of loss. The Company’s reinsurance purchases include the following: property reinsurance treaties that reduce exposure to large individual property losses and catastrophe events; casualty reinsurance treaties that reduce its exposure to large individual casualty losses, workers’ compensation catastrophe losses and casualty losses involving multiple claimants or insureds; and facultative reinsurance that reduces exposure on individual policies or risks for losses that exceed treaty reinsurance capacity. Depending on the business, the Company purchases specific additional reinsurance to supplement the above programs.
The following is a summary of reinsurance financial information:

(In thousands)	2021	2020	2019
Written premiums:
Direct	$9,531,050	$7,874,050	$7,386,759
Assumed	1,169,084	973,597	875,459
Ceded	(1,837,267)	(1,585,210)	(1,398,719)
Total net written premiums	$8,862,867	$7,262,437	$6,863,499

Earned premiums:
Direct	$8,825,568	$7,489,470	$7,141,427
Assumed	1,085,804	941,321	820,705
Ceded	(1,805,341)	(1,499,948)	(1,328,844)
Total net earned premiums	$8,106,031	$6,930,843	$6,633,288

Ceded losses and loss expenses incurred	$1,236,960	$955,630	$836,831
Ceded commission earned	$449,739	$358,253	$314,191

The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the years ended December 31, 2021 and 2020:

(In thousands)	2021	2020
Allowance for expected credit losses, beginning of period	$22,883	$19,823
Cumulative effect adjustment resulting from changes in accounting principles	—	1,270
Provision for expected credit losses	2,335	1,790
Allowance for expected credit losses, end of period	$25,218	$22,883
Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses of $7,712,903, $7,800,649 and $690,127 as of December 31, 2021, 2020 and 2019, respectively. The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the years ended December 31, 2021 and 2020:

(In thousands)	2021	2020
Allowance for expected credit losses, beginning of period	$7,801	$690
Cumulative effect adjustment resulting from changes in accounting principles	—	5,927
Provision for expected credit losses	(88)	1,184
Allowance for expected credit losses, end of period	$7,713	$7,801

     The following table presents the amounts due from reinsurers as of December 31, 2021:

(In thousands)

Munich Re	$313,150
Lloyd’s of London	308,119
Partner Re	231,251
Alleghany Group	204,699
Swiss Re	203,165
Hannover Re Group	167,906
Everest Re	162,432
Renaissance Re	138,408
Berkshire Hathaway	126,806
Axis Capital	88,938
Liberty Mutual	85,367
Lifson Re	64,242
Arch Capital Group	58,156
Korean Re	55,643
Fairfax Financial	43,975
Axa Insurance	40,014
Markel Corp Group	26,737
Sompo Holdings Group	24,220
Helvetia Holdings Group	23,986
Other reinsurers less than $20,000	350,287
Subtotal	2,717,501
Residual market pools (1)	213,238
Allowance for expected credit losses	(7,713)
Total	$2,923,026
(1)Many states require licensed insurers that provide workers' compensation insurance to participate in programs that provide workers' compensation to employers that cannot procure coverage from an insurer on a voluntary basis. Insurers can fulfill this residual market obligation by participating in pools where results are shared by the participating companies. The Company acts as a servicing carrier for workers' compensation pools in certain states. As a servicing carrier, the Company writes residual market business directly and then cedes 100% of this business to the respective pool. As a servicing carrier, the Company receives fee income for its services. The Company does not retain underwriting risk, and credit risk is limited as ceded balances are jointly shared by all the pool members.

(15)    Indebtedness
Indebtedness consisted of the following as of December 31, 2021 (the difference between the face value and the carrying value is unamortized discount and debt issuance costs):

			Carrying Value
(In thousands)	Interest Rate	Face Value	2021	2020
Senior notes and other debt due on:
January 1, 2022	8.700%	$76,503	$76,503	$76,419
March 15, 2022	4.625%	350,000	349,923	349,505
February 15, 2037	6.250%	250,000	248,336	248,226
August 1, 2044	4.750%	350,000	345,836	345,652
May 12, 2050	4.000%	470,000	491,478	492,236
March 30, 2052 (3)	3.550%	400,000	394,015	—
September 30, 2061 (3)	3.150%	350,000	342,761	—
Subsidiary debt (1) (2)	Various	10,564	10,564	110,987
Total senior notes and other debt		$2,257,067	$2,259,416	$1,623,025
Subordinated debentures due on:
March 1, 2056 (3)	5.900%	$—	$—	$106,365
June 1, 2056 (3)	5.750%	—	—	282,003
March 30, 2058	5.700%	185,000	179,166	179,006
December 30, 2059	5.100%	300,000	290,941	290,702
September 30, 2060	4.250%	250,000	244,378	244,233
March 30, 2061 (3)	4.125%	300,000	293,167	—
Total subordinated debentures		$1,035,000	$1,007,652	$1,102,309
________________
(1) Subsidiary debt is due as follows: $6.1 million in 2024 and $4.5 million in 2025.
(2) In the second quarter of 2021, the Company sold a real estate asset which resulted in a $102 million reduction of the Company's non-recourse debt that was supporting the property. See Note 8, Real Estate, for more details.
(3) In February 2021, the Company issued $300 million aggregate principal amount of 4.125% subordinated debentures due 2061. In March 2021, the Company issued $400 million aggregate principal amount of 3.550% senior notes due 2052 and redeemed its $110 million aggregate principal amount of 5.900% subordinated debentures due 2056. In June 2021, the Company redeemed the $290 million aggregate principal amount of its 5.750% subordinated debentures due 2056. In September 2021, the Company issued $350 million aggregate principal amount of 3.150% senior notes due 2061.

(16)    Income Taxes
Income tax expense (benefit) consists of:

(In thousands)	Current Expense	Deferred Expense (Benefit)	Total
December 31, 2021
Domestic	$239,090	$2,752	$241,842
Foreign	—	10,048	10,048
Total expense	$239,090	$12,800	$251,890

December 31, 2020
Domestic	$162,305	$17	$162,322
Foreign	23,375	(13,880)	9,495
Total expense (benefit)	$185,680	$(13,863)	$171,817

December 31, 2019
Domestic	$124,231	$27,616	$151,847
Foreign	9,030	8,058	17,088
Total expense	$133,261	$35,674	$168,935

Income before income taxes from domestic operations was $1,224 million, $831 million and $739 million for the years ended December 31, 2021, 2020 and 2019, respectively. Income (loss) before income taxes from foreign operations was $59 million, ($126) million and $114 million for the years ended December 31, 2021, 2020 and 2019, respectively.

A reconciliation of the income tax expense and the amounts computed by applying the Federal and foreign income tax rate of 21% for 2021, 2020 and 2019 to pre-tax income are as follows:

(In thousands)	2021	2020	2019
Computed “expected” tax expense	$269,410	$148,008	$179,113
Tax-exempt investment income	(11,380)	(12,770)	(14,666)
Change in valuation allowance	2,974	46,238	(1,945)
Impact of foreign tax rates	(2,368)	6,753	7,700
State and local taxes	4,230	2,561	4,842
Other, net	(10,976)	(18,973)	(6,109)
Total expense	$251,890	$171,817	$168,935

At December 31, 2021 and 2020, the tax effects of differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

(In thousands)	2021	2020
Deferred tax asset:
Loss reserve discounting	$162,636	$141,877
Unearned premiums	163,143	134,971
Net operating losses & foreign tax credits	88,502	90,601
Other-than-temporary impairments	5,176	5,973
Employee compensation plans	61,301	60,551
Other	54,269	59,230
Gross deferred tax asset	535,027	493,203
Less valuation allowance	(75,230)	(79,488)
Deferred tax asset	459,797	413,715
Deferred tax liability:
Amortization of intangibles	12,787	12,761
Loss reserve discounting - transition rule	19,796	24,747
Deferred policy acquisition costs	137,893	113,084
Unrealized investment gains	36,850	100,241
Property, furniture and equipment	43,186	48,235
Investment funds	101,999	77,783
Other	67,331	49,970
Deferred tax liability	419,842	426,821
Net deferred tax asset (liability)	$39,955	$(13,106)

The Company had a current tax net receivable of $2.5 million and net payable of $35.4 million at December 31, 2021 and 2020, respectively. At December 31, 2021, the Company had foreign net operating loss carryforwards of $6.8 million that expire beginning in 2027, and an additional $238.2 million that have no expiration date. At December 31, 2021, the Company had a valuation allowance of $75.2 million, as compared to $79.5 million at December 31, 2020. The Company has provided a valuation allowance against the utilization of foreign tax credits and the future net operating loss carryforward benefits of certain foreign operations. The statute of limitations for the Company’s U.S. Federal income tax returns has closed for all years through December 31, 2017.

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

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $126.7 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

(17)    Dividends from Subsidiaries and Statutory Financial Information
The Company’s insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. The Company’s lead insurer, Berkley Insurance Company ("BIC"), directly or indirectly owns all of the Company’s other insurance companies. During 2022, the maximum amount of dividends that can be paid by BIC without such approval is approximately $966 million.

BIC’s combined net income and statutory capital and surplus, as determined in accordance with statutory accounting practices ("SAP"), are as follows:

(In thousands)	2021	2020	2019
Net income	$1,040,342	$771,990	$601,564
Statutory capital and surplus	$6,817,535	$6,188,121	$6,013,062
    The significant variances between SAP and GAAP are that for statutory purposes bonds are carried at amortized cost, unrealized gains and losses on equity securities are recorded in surplus, acquisition costs are charged to income as incurred, deferred Federal income taxes are subject to limitations, excess and assumed workers’ compensation reserves are discounted at different discount rates and certain assets designated as “non-admitted assets” are charged against surplus. The Commissioner of Insurance of the State of Delaware has allowed BIC to recognize a non-tabular discount on certain workers' compensation loss reserves, which is a permitted practice that differs from SAP. The effect of using this permitted practice was an increase to BIC’s statutory capital and surplus by $189 million at December 31, 2021.
The National Association of Insurance Commissioners (“NAIC”) has risk-based capital (“RBC”) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company’s mix of products and its balance sheet. This guidance is used to calculate two capital measurements: Total Adjusted Capital and RBC Authorized Control Level. Total Adjusted Capital is equal to the Company’s statutory capital and surplus excluding capital and surplus derived from the use of permitted practices that differ from statutory accounting practices. RBC Authorized Control Level is the capital level used by regulatory authorities to determine whether remedial action is required. Generally, no remedial action is required if Total Adjusted Capital is 200% or more of the RBC Authorized Control Level. At December 31, 2021, BIC’s Total Adjusted Capital of $6.6 billion was 362% of its RBC Authorized Control Level.
See Note 3, Investments in Fixed Maturity Securities, for a description of assets held on deposit as security.

(18)    Common Stockholders’ Equity
The weighted average number of shares used in the computation of net income per share was as follows:

(In thousands)	2021	2020	2019
Basic	184,953	186,924	190,722
Diluted	186,499	188,763	193,521

Treasury shares have been excluded from average outstanding shares from the date of acquisition. The weighted average number of basic shares outstanding includes the impact of 7,728,466 common shares held in a grantor trust. The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since shares deliverable under vested RSUs were already included in diluted shares outstanding. The difference in calculating basic and diluted net income per share is attributable entirely to the dilutive effect of stock-based compensation plans. Changes in shares of common stock outstanding, net of treasury shares, are presented below. Shares of common stock issued and outstanding do not include shares related to unissued restricted stock units (including shares held in the grantor trust).

	2021	2020	2019
Balance, beginning of year	177,825,150	183,411,907	182,993,640
Shares issued	708,057	776,544	687,339
Shares repurchased	(1,752,619)	(6,363,301)	(269,072)
Balance, end of year	176,780,588	177,825,150	183,411,907

The amount of dividends paid is dependent upon factors such as the receipt of dividends from our subsidiaries, our results of operations, cash flow, financial condition and business needs, the capital and surplus requirements of our subsidiaries, and applicable insurance regulations that limit the amount of dividends that may be paid by our regulated insurance subsidiaries.
(19)    Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2021 and 2020:

	2021		2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$16,602,673	$16,614,118	$14,159,369	$14,173,629
Equity securities	941,243	941,243	625,667	625,667
Arbitrage trading account	1,179,606	1,179,606	341,473	341,473
Loans receivable	115,172	116,534	84,913	86,596
Cash and cash equivalents	1,568,843	1,568,843	2,372,366	2,372,366
Trading accounts receivable from brokers and clearing organizations	—	—	524,727	524,727
Due from broker	20,448	20,448	2,585	2,585

Liabilities:
Due to broker	53,636	53,636	—	—
Trading account securities sold but not yet purchased	1,169	1,169	10,048	10,048
Senior notes and other debt	2,259,416	2,526,630	1,623,025	1,892,444
Subordinated debentures	1,007,652	1,095,600	1,102,309	1,202,842
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
    At December 31, 2021, the Company had commitments to invest up to $621 million and $139 million in certain investment funds and real estate construction projects, respectively.

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
    The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information is as follows:

	For the Year Ended December 31,

(In thousands)	2021	2020
Leases:
Lease cost	$44,051	$44,291
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$45,592	$45,348
Right-of-use assets obtained in exchange for new lease liabilities	$38,929	$8,870

	As of December 31,
($ in thousands)	2021	2020
Right-of-use assets	$172,180	$164,476
Lease liabilities	$208,729	$203,643
Weighted-average remaining lease term	7.2 years	6.8 years
Weighted-average discount rate	4.83%	5.94%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	December 31, 2021
Contractual Maturities:
2022	$44,962
2023	43,674
2024	37,663
2025	28,109
2026	21,486
Thereafter	68,019
Total undiscounted future minimum lease payments	243,913
Less: Discount impact	35,184
Total lease liability	$208,729

(22)    Stock Incentive Plan
Pursuant to the Company's stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. The following table summarizes RSU information for the three years ended December 31, 2021:

	2021	2020	2019
RSUs granted and unvested at beginning of period:	3,804,336	4,124,260	5,062,661
Granted	848,660	962,453	840,796
Vested	(1,015,973)	(1,111,588)	(1,447,522)
Canceled	(207,344)	(170,789)	(331,675)
RSUs granted and unvested at end of period:	3,429,679	3,804,336	4,124,260

Upon vesting, shares of the Company’s common stock equal to the number of vested RSUs are issued or deferred to a later date, depending on the terms of the specific award agreement. As of December 31, 2021, 7,475,528 RSUs had been deferred. RSUs that have not yet vested and vested RSUs that have been deferred are not considered to be issued and outstanding shares.

The fair value of RSUs at the date of grant are recorded as unearned compensation, a component of stockholders’ equity, and expensed over the vesting period. Following is a summary of changes in unearned compensation for the three years ended December 31, 2021:

(In thousands)	2021	2020	2019
Unearned compensation at beginning of year	$132,310	$128,390	$129,669
RSUs granted, net of cancellations	56,711	54,270	53,583
RSUs expensed	(46,441)	(47,108)	(47,329)
RSUs forfeitures	(7,045)	(3,242)	(7,533)
Unearned compensation at end of year	$135,535	$132,310	$128,390

(23)    Compensation Plans
The Company and its subsidiaries have profit sharing plans in which substantially all employees participate. The plans provide for minimum annual contributions of 5% of eligible compensation; contributions above the minimum are discretionary and vary with each participating businesses's profitability. Employees become eligible to participate in the plan on the first day of the calendar quarter following the first full calendar quarter after the employee's date of hire provided the employee has completed 250 hours of service during the calendar quarter. The plans provide that 40% of the contributions vest immediately and that the remaining 60% vest at varying percentages based upon years of service. Profit sharing expense was $50 million, $48 million and $47 million in 2021, 2020 and 2019, respectively.
The Company has a long-term incentive compensation plan ("LTIP") that provides for compensation to key executives based on the growth in the Company's book value per share over a five year period.
The following table summarizes the outstanding LTIP awards as of December 31, 2021:

	Units Outstanding	Maximum Value	Inception to date earned through December 31, 2021 on outstanding units
2017 grant	192,750	$19,275,000	$18,937,688
2018 grant	197,250	19,725,000	15,103,433
2019 grant	216,500	21,650,000	10,659,096
2020 grant	222,250	22,225,000	7,303,735
2021 grant	227,500	22,750,000	4,905,969

The following table summarizes the LTIP expense for each of the three years ended December 31, 2021:

(In thousands)	2021	2020	2019
2014 grant	$—	$—	$(558)
2015 grant	—	(168)	3,319
2016 grant	(117)	3,176	3,548
2017 grant	6,012	2,914	3,432
2018 grant	5,503	2,776	3,310
2019 grant	5,309	2,490	3,068
2020 grant	5,065	2,276	—
2021 grant	4,906	—	—
Total	$26,678	$13,464	$16,119

(24)    Supplemental Financial Statement Data
Other operating costs and expenses consist of the following:

(In thousands)	2021	2020	2019
Amortization of deferred policy acquisition costs	$961,628	$904,955	$1,001,611
Insurance operating expenses	1,345,099	1,206,058	1,088,690
Insurance service expenses	86,003	85,724	101,317
Net foreign currency losses (gains)	(25,725)	363	(30,715)
Debt extinguishment costs	11,521	8,440	—
Other costs and expenses	220,744	184,852	201,179
Total	$2,599,270	$2,390,392	$2,362,082

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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Year ended December 31, 2021
Insurance	$7,077,708	$468,821	$32,063	$7,578,592	$1,219,798	$976,184
Reinsurance & Monoline Excess	1,028,323	175,324	—	1,203,647	270,563	215,439
Corporate, other and eliminations (3)	—	27,473	555,122	582,595	(298,088)	(242,055)
Net investment gains	—	—	90,632	90,632	90,632	72,922
Consolidated	$8,106,031	$671,618	$677,817	$9,455,466	$1,282,905	$1,022,490

Year ended December 31, 2020
Insurance	$6,067,669	$375,554	$35,611	$6,478,834	$668,012	$487,125
Reinsurance & Monoline Excess	863,174	146,029	—	1,009,203	205,587	164,655
Corporate, other and eliminations (3)	—	62,238	445,650	507,888	(271,797)	(214,291)
Net investment gains	—	—	103,000	103,000	103,000	93,181
Consolidated	$6,930,843	$583,821	$584,261	$8,098,925	$704,802	$530,670

Year ended December 31, 2019
Insurance	$5,919,819	$429,405	$47,850	$6,397,074	$814,862	$650,510
Reinsurance & Monoline Excess	713,469	164,082	—	877,551	189,188	152,046
Corporate, other and eliminations (3)	—	52,127	454,741	506,868	(271,833)	(215,967)
Net investment gains	—	—	120,703	120,703	120,703	95,355
Consolidated	$6,633,288	$645,614	$623,294	$7,902,196	$852,920	$681,944

Identifiable Assets
(In thousands)	December 31,
	2021	2020
Insurance	$24,414,305	$21,739,360
Reinsurance & Monoline Excess	4,916,894	4,652,074
Corporate, other and eliminations (3)	2,755,215	2,215,479
Consolidated	$32,086,414	$28,606,913
_______________________________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2) Revenues for Insurance includes $873 million, $692 million, and $725 million in 2021, 2020, and 2019, respectively, from foreign countries. Revenues for Reinsurance & Monoline Excess includes $380 million, $292 million, and $250 million in 2021, 2020 and 2019, respectively, from foreign countries.
(3) Corporate, other and eliminations represent corporate revenues and expenses and other items that are not allocated to business segments.
Net premiums earned by major line of business were as follows:

(In thousands)	2021	2020	2019
Insurance
Other liability	$2,639,601	$2,237,285	$2,063,401
Short-tail lines	1,389,068	1,247,908	1,223,902
Workers' compensation	1,131,283	1,127,487	1,301,980
Commercial automobile	990,945	794,171	750,051
Professional liability	926,811	660,818	580,485
Total Insurance	7,077,708	6,067,669	5,919,819
Reinsurance & Monoline Excess
Casualty	643,193	521,559	405,063
Monoline Excess	201,187	171,522	160,071
Property	183,943	170,093	148,335
Total Reinsurance & Monoline Excess	1,028,323	863,174	713,469
Total	$8,106,031	$6,930,843	$6,633,288
(26)    Subsequent Event
On February 23, 2022, the Company announced that it has entered into an agreement for the sale of a real estate investment consisting of an office building located at 52 Lime Street, London, U.K. (known as “The Scalpel”) for £718 million, subject to agreed upon adjustments. The transaction is scheduled to close on March 7, 2022. The Company estimates that it will realize a pretax gain of more than $300 million in the first quarter of 2022, subject to adjustment for final transaction expenses and certain items, including the impact of the foreign exchange rate at the date of the close.

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
During the quarter ended December 31, 2021, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
W. R. Berkley Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited W. R. Berkley Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules II to VI (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/S/ KPMG LLP

New York, New York
February 24, 2022

ITEM 9B. OTHER INFORMATION

    None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, and which is incorporated herein by reference.

(b) Security ownership of management

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, and which is incorporated herein by reference.

(c) Changes in control

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, and which is incorporated herein by reference.

(d) Equity compensation plan information

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, and which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185.
Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, and which is incorporated herein by reference.

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

(3.5)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3 (ii) of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on August 5, 2015).

(4.1)	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

(4.2)	Indenture, dated as of February 14, 2003, between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 31, 2003).

(4.3)	Fifth Supplemental Indenture, dated as of February 9, 2007, between the Company and The Bank of New York, as Trustee, relating to $250,000,000 principal amount of the Company’s 6.25% Senior Notes due 2037, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 1, 2007).

(4.4)	Eighth Supplemental Indenture, dated as of March 16, 2012, between the Company and The Bank of New York Mellon, as Trustee, relating to $350,000,000 principal amount of the Company’s 4.625% Senior Notes due 2022, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 16, 2012).

(4.5)	Ninth Supplemental Indenture, dated as of August 6, 2014, between the Company and The Bank of New York Mellon, as Trustee, relating to $350,000,000 principal amount of the Company’s 4.75% Senior Notes due 2044, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on August 6, 2014).

(4.6)	Indenture, dated as of May 12, 2020, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on May 12, 2020).

(4.7)	First Supplemental Indenture, dated as of May 12, 2020, between the Company and The Bank of New York Mellon, as Trustee, relating to $470,000,000 principal amount of the Company’s 4.00% Senior Notes due 2050, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on May 12, 2020).

(4.8)
Second Supplemental Indenture, dated as of March 16, 2021, between the Company and The Bank of New York Mellon, as Trustee, relating to $400,000,000 principal amount of the Company’s 3.550% Senior Notes due 2052, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 16, 2021).

(4.9)
Third Supplemental Indenture, dated as of September 15, 2021, between the Company and The Bank of New York Mellon, as Trustee, relating to $350,000,000 principal amount of the Company’s 3.150% Senior Notes due 2061, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on September 15, 2021).

(4.10)	Subordinated Indenture, dated as of March 26, 2018, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 26, 2018).

(4.11)	First Supplemental Indenture, dated as of March 26, 2018, between the Company and The Bank of New York Mellon, as Trustee, relating to $185,000,000 principal amount of the Company’s 5.7% Subordinated Debentures due 2058, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 26, 2018).

(4.12)	Second Supplemental Indenture, dated as of December 16, 2019, between the Company and the Bank of New York Mellon, as Trustee, relating to $300,000,000 principal amount of the Company's 5.10% Subordinated Debentures due 2059, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 16, 2019).

(4.13)	Third Supplemental Indenture, dated as of September 21, 2020, between the Company and The Bank of New York Mellon, as Trustee, relating to $250,000,000 principal amount of the Company’s 4.25% Subordinated Debentures Notes due 2060, including form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on September 21, 2020).

(4.14)	Fourth Supplemental Indenture, dated as of February 10, 2021, between the Company and The Bank of New York Mellon, as Trustee, relating to $300,000,000 principal amount of the Company’s 4.125% Subordinated Debentures Notes due 2061, including form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on February 10, 2021).

(4.15)	The instruments defining the rights of holders of the other long term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.

(10.1)	W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company’s 2018 Proxy Statement (File No. 1-15202) filed with the Commission on April 19, 2018).

(10.2)	Form of Restricted Stock Unit Agreement for grant of April 4, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

(10.3)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2005).

(10.4)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2010).

(10.5)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 8, 2012).

(10.6)	Form of 2014 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 7, 2014).

(10.7)	Form of 2015 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 9, 2015).

(10.8)	Form of 2017 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 8, 2017).

(10.9)	Form of 2018 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 7, 2018).

(10.10)	Form of 2020 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 5, 2020).

(10.11)	W. R. Berkley Corporation Deferred Compensation Plan for Officers as amended and restated effective December 1, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on November 12, 2021).

(10.12)	W. R. Berkley Corporation Deferred Compensation Plan for Directors as amended and restated effective December 1, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on November 12, 2021).

(10.13)	W. R. Berkley Corporation Amended and Restated Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on February 25, 2019).

(10.14)	W. R. Berkley Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s 2014 Proxy Statement (File No. 1-15202) filed with the Commission on April 7, 2014).

(10.15)	Form of 2018 Performance Unit Award Agreement under the W. R. Berkley Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 7, 2018).

(10.16)	W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's current Report on Form 8-K (File No. 1-15202) filed with the Commission on February 25, 2019).

(10.17)	Form of 2019 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on February 25, 2019).

(10.18)	Form of 2020 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 3, 2020).

(10.19)	Form of 2021 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 4, 2021).

(10.20)	W. R. Berkley Corporation 2009 Directors Stock Plan (incorporated by reference to Annex B of the Company’s 2021 Proxy Statement (File No. 1-15202) filed with the Commission on April 27, 2021).

(10.21)	Supplemental Benefits Agreement between William R. Berkley and the Company as amended and restated as of December 21, 2011 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on February 28, 2012).

(14)	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 14, 2005).

(21)	List of the Company’s subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ITEM 16. FORM 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    W. R. BERKLEY CORPORATION

By	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr. President and Chief Executive Officer
February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley	Executive Chairman	February 24, 2022
William R. Berkley	of the Board of Directors

/s/ W. Robert Berkley, Jr.	President	February 24, 2022
W. Robert Berkley, Jr.	Chief Executive Officer and Director
(Principal executive officer)

/s/ Christopher L. Augostini	Director	February 24, 2022
Christopher L. Augostini

/s/ Ronald E. Blaylock	Director	February 24, 2022
Ronald E. Blaylock

/s/ Mark E. Brockbank	Director	February 24, 2022
Mark E. Brockbank

/s/ Mary C. Farrell	Director	February 24, 2022
Mary C. Farrell

/s/ María Luisa Ferré	Director	February 24, 2022
María Luisa Ferré

/s/ Leigh Ann Pusey	Director	February 24, 2022
Leigh Ann Pusey

/s/ Mark L. Shapiro	Director	February 24, 2022
Mark L. Shapiro

/s/ Jonathan Talisman	Director	February 24, 2022
Jonathan Talisman

/s/ Richard M. Baio	Executive Vice President	February 24, 2022
Richard M. Baio	and Chief Financial Officer
(Principal financial officer and principal accounting officer)

Schedule II
W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
(In thousands)	2021	2020
Assets:
Cash and cash equivalents	$684,037	$296,960
Fixed maturity securities available for sale at fair value (cost $805,211 and $792,752 at December 31, 2021 and 2020, respectively)	806,074	800,263
Loans receivable (net of allowance for expected credit losses of $647 and $28 at December 31, 2021 and 2020, respectively)	93,397	75,789
Equity securities, at fair value (cost $3,430 in 2021 and 2020 respectively)	3,430	3,430
Investment in subsidiaries	8,516,916	7,957,501
Current federal income taxes	23,424	—
Deferred federal income taxes	11,796	—
Property, furniture and equipment at cost, less accumulated depreciation	11,916	11,412
Other assets	43,793	11,231
Total assets	$10,194,783	$9,156,586
Liabilities and stockholders’ equity:
Liabilities:
Due to subsidiaries	$138,376	$77,860
Other liabilities	146,892	106,064
Current federal income taxes	—	15,662
Deferred federal income taxes	—	31,851
Subordinated debentures	1,007,652	1,102,309
Senior notes	2,248,852	1,512,038
Total liabilities	3,541,772	2,845,784
Stockholders’ equity:
Preferred stock	—	—
Common stock	70,535	70,535
Additional paid-in capital	1,016,372	1,012,483
Retained earnings (including accumulated undistributed net income of subsidiaries of $6,463,882 and $5,700,515 at December 31, 2021 and 2020, respectively)	9,015,135	8,348,381
Accumulated other comprehensive loss	(281,955)	(62,172)
Treasury stock, at cost	(3,167,076)	(3,058,425)
Total stockholders’ equity	6,653,011	6,310,802
Total liabilities and stockholders’ equity	$10,194,783	$9,156,586
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial information.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Income (Parent Company)

	Year Ended December 31,
(In thousands)	2021	2020	2019
Management fees and investment income including dividends from subsidiaries of $520,251, $617,424, and $416,027 for the years ended December 31, 2021, 2020 and 2019, respectively	$548,512	$654,485	$470,773
Net investment gains	1,474	3,580	850
Other income	1,138	568	117
Total revenues	551,124	658,633	471,740
Operating costs and expense	214,995	166,892	204,812
Interest expense	144,837	145,417	148,282
Income before federal income taxes	191,292	346,324	118,646
Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	294,731	188,490	207,647
Federal income tax expense on a consolidated return basis	(226,900)	(139,679)	(141,190)
Net federal income tax expense	67,831	48,811	66,457
Income before undistributed equity in net income of subsidiaries	259,123	395,135	185,103
Equity in undistributed net income of subsidiaries	763,367	135,535	496,841
Net income	$1,022,490	$530,670	$681,944
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial information.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Cash Flows (Parent Company)

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$1,022,490	$530,670	$681,944
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(1,474)	(3,580)	(850)
Depreciation and amortization	18,761	15,133	7,058
Equity in undistributed earnings of subsidiaries	(763,367)	(135,535)	(496,841)
Tax payments received from subsidiaries	328,851	165,495	192,407
Federal income taxes provided by subsidiaries on a separate return basis	(294,731)	(188,489)	(207,646)
Stock incentive plans	48,440	49,599	28,389
Change in:
Federal income taxes	(22,017)	32,069	11,841
Other assets	(33,319)	1,220	(5,343)
Other liabilities	(11,758)	3,964	11,866
Accrued investment income	755	836	4,395
Net cash from operating activities	292,631	471,382	227,220
Cash (used in) from investing activities:
Proceeds from sales of fixed maturity securities	402,046	414,802	619,334
Proceeds from maturities and prepayments of fixed maturity securities	654,134	258,413	435,473
Cost of purchases of fixed maturity securities	(1,071,823)	(747,713)	(459,418)
Change in loans receivable	(18,227)	(20,023)	(4,250)
Investments in and advances to subsidiaries, net	(1,411)	(100,704)	(36,170)
Change in balance due to security broker	10,487	(245)	245
Net additions to real estate, furniture & equipment	(1,496)	(81)	(112)
Other, net	95	103	142
Net cash (used in) from investing activities	(26,195)	(195,448)	555,244
Cash from (used in) financing activities:
Net proceeds from issuance of senior notes	1,029,579	736,609	290,454
Repayment and redemption of debt	(400,000)	(650,000)	(440,651)
Purchase of common treasury shares	(122,426)	(346,357)	(18,225)
Cash dividends to common stockholders	(355,736)	(84,147)	(308,191)
Other, net	(30,776)	(24,880)	—
Net cash from (used in) financing activities	120,641	(368,775)	(476,613)
Net increase (decrease) in cash and cash equivalents	387,077	(92,841)	305,851
Cash and cash equivalents at beginning of year	296,960	389,801	83,950
Cash and cash equivalents at end of year	$684,037	$296,960	$389,801
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial information.

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
December 31, 2021
Note to Condensed Financial Information (Parent Company)
The accompanying condensed financial information should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2020 and 2019 financial statements as originally reported to conform them to the presentation of the 2021 financial statements.
The Company files a consolidated federal income tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, federal income taxes payable by subsidiary companies on a separate-return basis are paid to W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

Schedule III

W. R. Berkley Corporation and Subsidiaries
Supplementary Insurance Information
December 31, 2021, 2020 and 2019

(In thousands)	Deferred Policy Acquisition Cost	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Loss and Loss Expenses	Amortization of Deferred Policy Acquisition Cost	Other Operating Costs and Expenses	Net Premiums Written
December 31, 2021
Insurance	$566,718	$12,379,395	$4,348,171	$7,077,708	$468,821	$4,326,403	$830,199	$1,202,192	$7,743,814
Reinsurance & Monoline Excess	109,427	3,011,493	498,989	1,028,323	175,324	627,557	131,429	174,098	1,119,053
Corporate, other and eliminations	—	—	—	—	27,473	—	—	261,352	—
Total	$676,145	$15,390,888	$4,847,160	$8,106,031	$671,618	$4,953,960	$961,628	$1,637,642	$8,862,867
December 31, 2020
Insurance	$467,871	$10,977,674	$3,660,758	$6,067,669	$375,554	$3,939,759	$734,062	$1,137,002	$6,347,101
Reinsurance & Monoline Excess	88,297	2,806,756	412,433	863,174	146,029	528,947	170,893	103,775	915,336
Corporate, other and eliminations	—	—	—	—	62,238	—	—	244,660	—
Total	$556,168	$13,784,430	$4,073,191	$6,930,843	$583,821	$4,468,706	$904,955	$1,485,437	$7,262,437
December 31, 2019
Insurance	$438,082	$9,836,950	$3,304,152	$5,919,819	$429,405	$3,692,551	$840,333	$1,049,328	$6,086,009
Reinsurance & Monoline Excess	79,282	2,746,299	352,355	713,469	164,082	438,565	161,278	88,520	777,490
Corporate, other and eliminations	—	—	—	—	52,127	—	—	222,623	—
Total	$517,364	$12,583,249	$3,656,507	$6,633,288	$645,614	$4,131,116	$1,001,611	$1,360,471	$6,863,499
__________________________
See Report of Independent Registered Public Accounting Firm.

Schedule IV

W. R. Berkley Corporation and Subsidiaries
Reinsurance
Years ended December 31, 2021, 2020 and 2019

	Premiums Written
(In thousands, other than percentages)	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2021
Insurance	$9,220,683	$1,727,854	$250,985	$7,743,814	3.2%
Reinsurance & Monoline Excess	310,367	109,413	918,099	1,119,053	82.0%
Total	$9,531,050	$1,837,267	$1,169,084	$8,862,867	13.2%
Year ended December 31, 2020
Insurance	$7,625,981	$1,490,395	$211,515	$6,347,101	3.3%
Reinsurance & Monoline Excess	248,069	94,815	762,082	915,336	83.3%
Total	$7,874,050	$1,585,210	$973,597	$7,262,437	13.4%
Year ended December 31, 2019
Insurance	$7,180,759	$1,312,564	$217,814	$6,086,009	3.6%
Reinsurance & Monoline Excess	206,000	86,155	657,645	777,490	84.6%
Total	$7,386,759	$1,398,719	$875,459	$6,863,499	12.8%
___________________________
See Report of Independent Registered Public Accounting Firm.

Schedule V

W. R. Berkley Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2021, 2020 and 2019

(In thousands)	Opening Balance	Cumulative Effect Adjustment - CECL	Additions- Charged to Expense	Deduction- Amounts Written Off	Ending Balance
Year ended December 31, 2021
Premiums, fees and other receivables	$27,855	$—	$10,807	$(7,802)	$30,860
Due from reinsurers	7,801	—	334	(422)	7,713
Deferred federal and foreign income taxes	79,488	—	6,011	(10,269)	75,230
Fixed maturity securities	2,580	—	21,013	(968)	22,625
Loan loss reserves	5,437	—	—	(3,719)	1,718
Total	$123,161	$—	$38,165	$(23,180)	$138,146
Year ended December 31, 2020
Premiums, fees and other receivables	$26,546	$1,270	$6,783	$(6,744)	$27,855
Due from reinsurers	690	5,927	1,187	(3)	7,801
Deferred federal and foreign income taxes	33,250	—	46,756	(518)	79,488
Fixed maturity securities	—	35,714	16,909	(50,043)	2,580
Loan loss reserves	2,146	(357)	3,648	—	5,437
Total	$62,632	$42,554	$75,283	$(57,308)	$123,161
Year ended December 31, 2019
Premiums, fees and other receivables	$39,093	$—	$(5,549)	$(6,998)	$26,546
Due from reinsurers	947	—	—	(257)	690
Deferred federal and foreign income taxes	35,195	—	1,298	(3,243)	33,250
Loan loss reserves	3,383	—	—	(1,237)	2,146
Total	$78,618	$—	$(4,251)	$(11,735)	$62,632
_______________________
See Report of Independent Registered Public Accounting Firm.

Schedule VI

W. R. Berkley Corporation and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
Years Ended December 31, 2021, 2020 and 2019

(In thousands)	2021	2020	2019
Deferred policy acquisition costs	$676,145	$556,168	$517,364
Reserves for losses and loss expenses	15,390,888	13,784,430	12,583,249
Unearned premiums	4,847,160	4,073,191	3,656,507
Net premiums earned	8,106,031	6,930,843	6,633,288
Net investment income	671,618	583,821	645,614
Losses and loss expenses incurred:
Current year	4,921,191	4,432,937	4,057,989
Prior years	863	627	34,079
Loss reserve discount accretion	31,906	35,142	39,048
Amortization of deferred policy acquisition costs	961,628	904,955	1,001,611
Paid losses and loss expenses	3,665,694	3,598,649	3,659,402
Net premiums written	8,862,867	7,262,437	6,863,499
___________________
See Report of Independent Registered Public Accounting Firm.