Form 10-Q
period 2022-03-31
BERKLEY W R CORP
filed 2022-05-03
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of April 27, 2022: 265,193,412

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
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $16,838,703 and $16,471,304; allowance for expected credit losses of $26,531 and $22,625 at March 31, 2022 and December 31, 2021, respectively)	$16,426,196	$16,602,673
Real estate	1,276,157	1,852,508
Investment funds	1,545,648	1,480,612
Arbitrage trading account	1,188,910	1,179,606
Equity securities	1,126,491	941,243
Loans receivable (net of allowance for expected credit losses of $1,429 and $1,718 at March 31, 2022 and December 31, 2021, respectively)	115,097	115,172
Total investments	21,678,499	22,171,814
Cash and cash equivalents	2,114,841	1,568,843
Premiums and fees receivable (net of allowance for expected credit losses of $28,236 and $25,218 at March 31, 2022 and December 31, 2021, respectively)	2,599,357	2,522,972
Due from reinsurers (net of allowance for expected credit losses of $7,655 and $7,713 at March 31, 2022 and December 31, 2021, respectively)	2,929,161	2,923,026
Deferred policy acquisition costs	716,645	676,145
Prepaid reinsurance premiums	680,703	676,915
Property, furniture and equipment	417,888	419,883
Goodwill	169,652	169,652
Accrued investment income	129,194	122,938
Current and deferred federal and foreign income taxes	43,527	42,457
Other assets	771,487	753,231
Total assets	$32,250,954	$32,047,876
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$15,722,889	$15,390,888
Unearned premiums	5,026,905	4,847,160
Due to reinsurers	524,562	514,980
Trading account securities sold but not yet purchased	241	1,169
Trading account payable to brokers and clearing organizations	56,652	53,636
Other liabilities	1,189,919	1,305,245
Senior notes and other debt	1,834,155	2,259,416
Subordinated debentures	1,007,832	1,007,652
Total liabilities	25,363,155	25,380,146
Equity:
Preferred stock, par value $0.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $0.20 per share:
Authorized 750,000,000 shares, issued and outstanding, net of treasury shares, 265,186,251 and 265,170,882 shares, respectively	105,803	105,803
Additional paid-in capital	992,012	981,104
Retained earnings	9,582,790	9,015,135
Accumulated other comprehensive loss	(649,229)	(281,955)
Treasury stock, at cost, 263,828,377 and 263,843,868 shares, respectively	(3,166,873)	(3,167,076)
Total stockholders’ equity	6,864,503	6,653,011
Noncontrolling interests	23,296	14,719
Total equity	6,887,799	6,667,730
Total liabilities and equity	$32,250,954	$32,047,876
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended March 31,

	2022	2021
REVENUES:
Net premiums written	$2,413,254	$2,050,038
Change in net unearned premiums	(164,167)	(200,082)
Net premiums earned	2,249,087	1,849,956
Net investment income	173,512	158,577
Net investment gains:
Net realized and unrealized gains on investments	369,882	51,759
Change in allowance for expected credit losses on investments	(3,617)	(16,920)
Net investment gains	366,265	34,839
Revenues from non-insurance businesses	97,776	87,430
Insurance service fees	27,951	25,808
Other income	818	259
Total revenues	2,915,409	2,156,869
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,339,252	1,121,592
Other operating costs and expenses	713,899	616,268
Expenses from non-insurance businesses	94,855	86,290
Interest expense	34,970	36,651
Total operating costs and expenses	2,182,976	1,860,801
Income before income taxes	732,433	296,068
Income tax expense	(139,403)	(64,352)
Net income before noncontrolling interests	593,030	231,716
Noncontrolling interests	(2,392)	(2,191)
Net income to common stockholders	$590,638	$229,525

NET INCOME PER SHARE:
Basic	$2.13	$0.83
Diluted	$2.12	$0.82

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2022	2021
Net income before noncontrolling interests	$593,030	$231,716
Other comprehensive (loss) income:
Change in unrealized currency translation adjustments	56,272	4,050
Change in unrealized investment losses, net of taxes	(423,545)	(90,130)
Other comprehensive loss	(367,273)	(86,080)
Comprehensive income	225,757	145,636
Noncontrolling interests	(2,391)	(2,191)
Comprehensive income to common stockholders	$223,366	$143,445

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended March 31,

	2022	2021
COMMON STOCK:
Beginning and end of period	$105,803	$105,803
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$981,104	$977,215
Restricted stock units issued	(530)	(525)
Restricted stock units expensed	11,438	11,598
End of period	$992,012	$988,288
RETAINED EARNINGS:
Beginning of period	$9,015,135	$8,348,381
Net income to common stockholders	590,638	229,525
Dividends ($0.09 and $0.08, per share, respectively)	(22,983)	(21,285)
End of period	$9,582,790	$8,556,621
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment (loss) gains:
Beginning of period	$90,900	$289,714
Change in unrealized losses on securities without an allowance for expected credit losses	(423,839)	(100,485)
Change in unrealized gains on securities with an allowance for expected credit losses	293	10,355
End of period	(332,646)	199,584
Currency translation adjustments:
Beginning of period	(372,855)	(351,886)
Net change in period	56,272	4,050
End of period	(316,583)	(347,836)
Total accumulated other comprehensive loss	$(649,229)	$(148,252)
TREASURY STOCK:
Beginning of period	$(3,167,076)	$(3,058,425)
Stock exercised/vested	203	248
Stock repurchased	—	(29,683)
End of period	$(3,166,873)	$(3,087,860)
NONCONTROLLING INTERESTS:
Beginning of period	$14,719	$14,995
Contributions (distributions)	6,186	(1,502)
Net income	2,392	2,191
Other comprehensive loss, net of tax	(1)	—
End of period	$23,296	$15,684
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2022	2021
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$590,638	$229,525
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(366,265)	(34,839)
Depreciation and amortization	24,631	33,543
Noncontrolling interests	2,392	2,191
Investment funds	(52,012)	(38,935)
Stock incentive plans	11,438	11,817
Change in:
Arbitrage trading account	(7,215)	(16,108)
Premiums and fees receivable	(69,704)	(96,290)
Reinsurance accounts	(2,643)	(105,589)
Deferred policy acquisition costs	(39,220)	(38,577)
Income taxes	123,763	47,372
Reserves for losses and loss expenses	316,065	303,305
Unearned premiums	167,522	219,920
Other	(221,708)	(206,345)
Net cash from operating activities	477,682	310,990
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	408,221	1,115,114
Proceeds from sale of equity securities	9,227	57,457
(Contributions) distributions from investment funds	(13,423)	36,236
Proceeds from maturities and prepayments of fixed maturity securities	1,440,457	1,623,357
Purchase of fixed maturity securities	(2,200,214)	(4,118,161)
Purchase of equity securities	(100,356)	(69,181)
Real estate sold	28,141	9,787
Change in loans receivable	332	9,256
Net purchases of property, furniture and equipment	(9,114)	(10,872)
Change in balances due to security brokers	98,058	151,776
Cash received in connection with business disposition	906,789	—
Payment for business purchased net of cash acquired	(49,572)	—
Other	17	—
Net cash from (used in) investing activities	518,563	(1,195,231)
CASH (USED IN) FROM FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(426,503)	(110,000)
Net payments for stock options exercised	(327)	(525)
Net proceeds from issuance of debt	1,186	691,213
Cash dividends to common stockholders	(22,983)	(21,285)
Purchase of common treasury shares	—	(29,683)
Other, net	(2,703)	(1,503)
Net cash (used in) from financing activities	(451,330)	528,217
Net impact on cash due to change in foreign exchange rates	1,083	(1,431)
Net change in cash and cash equivalents	545,998	(357,455)
Cash and cash equivalents at beginning of period	1,568,843	2,372,366
Cash and cash equivalents at end of period	$2,114,841	$2,014,911
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General
    The unaudited consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the “Company”), have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. For further information related to areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Reclassifications have been made in the 2021 financial statements as originally reported to conform to the presentation of the 2022 financial statements. Shares outstanding and per share amounts have been adjusted to reflect the 3-for-2 common stock split effected on March 23, 2022.
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective income tax rate differs from the federal income tax rate of 21% primarily due to a net reduction to the Company’s valuation allowance against foreign tax credits and foreign net operating losses, which was partially offset by state income taxes.

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 11,592,699 and 11,651,811 common shares held in a grantor trust as of March 31, 2022 and 2021, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended March 31,

(In thousands)	2022	2021
Basic	276,772	277,793
Diluted	279,157	280,245

(3) Recent Accounting Pronouncements and Accounting Policies
Recently adopted accounting pronouncements:
    All accounting and reporting standards that became effective in 2022 were either not applicable to the Company or their adoption did not have a material impact on the Company.
Accounting and reporting standards that are not yet effective:
    All recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(4) Acquisitions

In March 2022, the Company acquired an 80.0% ownership interest for $51.1 million in a company engaged in residential and commercial textiles. The fair value of the assets acquired and liabilities assumed have been estimated based on a preliminary valuation. The fair values of the assets and liabilities will be adjusted, as needed, following completion of the final valuation.

    The following table summarizes the initial estimated fair value of net assets acquired and liabilities assumed for the business combination completed in 2022:

(In thousands)	2022

Cash and cash equivalents	$1,564
Real estate, furniture and equipment	2,527
Intangible assets	48,787
Other assets	11,275
Total assets acquired	64,153

Other liabilities assumed	(5,417)
Noncontrolling interest	(7,600)
Net assets acquired	$51,136

(5) Consolidated Statements of Comprehensive Income

    The following table presents the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the three months ended March 31, 2022
Changes in AOCI
Beginning of period	$90,900		$(372,855)	$(281,955)
Other comprehensive (loss) income before reclassifications	(433,136)		56,272	(376,864)
Amounts reclassified from AOCI	9,591		—	9,591
Other comprehensive (loss) income	(423,545)		56,272	(367,273)
Unrealized investment gain related to noncontrolling interest	(1)		—	(1)
End of period	$(332,646)		$(316,583)	$(649,229)
Amounts reclassified from AOCI
Pre-tax	$12,141	(1)	$—	$12,141
Tax effect	(2,550)	(2)	—	(2,550)
After-tax amounts reclassified	$9,591		$—	$9,591
Other comprehensive (loss) income
Pre-tax	$(539,449)		$56,272	$(483,177)
Tax effect	115,904		—	115,904
Other comprehensive (loss) income	$(423,545)		$56,272	$(367,273)

As of and for the three months ended March 31, 2021
Changes in AOCI
Beginning of period	$289,714		$(351,886)	$(62,172)
Other comprehensive (loss) income before reclassifications	(98,991)		4,050	(94,941)
Amounts reclassified from AOCI	8,861		—	8,861
Other comprehensive (loss) income	(90,130)		4,050	(86,080)
Unrealized investment gain related to noncontrolling interest	—		—	—
End of period	$199,584		$(347,836)	$(148,252)
Amounts reclassified from AOCI
Pre-tax	$11,216	(1)	$—	$11,216
Tax effect	(2,355)	(2)	—	(2,355)
After-tax amounts reclassified	$8,861		$—	$8,861
Other comprehensive (loss) income
Pre-tax	$(113,735)		$4,050	$(109,685)
Tax effect	23,605		—	23,605
Other comprehensive (loss) income	$(90,130)		$4,050	$(86,080)
____________
(1) Net investment gains (losses) in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(6) Statements of Cash Flows
    Interest payments were $52,899,000 and $45,393,000 for the three months ended March 31, 2022 and 2021, respectively. No income taxes were paid during such periods.

(7) Investments in Fixed Maturity Securities
    At March 31, 2022 and December 31, 2021, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
March 31, 2022
Held to maturity:
State and municipal	$70,165	$(378)	$7,094	$—	$76,881	$69,787
Residential mortgage-backed	4,455	—	324	—	4,779	4,455
Total held to maturity	74,620	(378)	7,418	—	81,660	74,242
Available for sale:
U.S. government and government agency	837,167	—	2,397	(20,716)	818,848	818,848
State and municipal:
Special revenue	1,948,586	—	12,944	(44,803)	1,916,727	1,916,727
State general obligation	378,408	—	7,043	(6,574)	378,877	378,877
Pre-refunded	165,882	—	6,216	—	172,098	172,098
Corporate backed	175,070	—	1,407	(4,472)	172,005	172,005
Local general obligation	410,058	—	11,184	(5,075)	416,167	416,167
Total state and municipal	3,078,004	—	38,794	(60,924)	3,055,874	3,055,874
Mortgage-backed:
Residential	1,179,468	—	2,417	(60,650)	1,121,235	1,121,235
Commercial	266,921	—	339	(3,759)	263,501	263,501
Total mortgage-backed	1,446,389	—	2,756	(64,409)	1,384,736	1,384,736
Asset-backed	4,319,535	—	1,459	(63,573)	4,257,421	4,257,421
Corporate:
Industrial	3,373,710		12,708	(115,614)	3,270,804	3,270,804
Financial	1,747,275	—	4,612	(45,155)	1,706,732	1,706,732
Utilities	422,354	—	1,806	(14,434)	409,726	409,726
Other	206,526	—	47	(5,328)	201,245	201,245
Total corporate	5,749,865	—	19,173	(180,531)	5,588,507	5,588,507
Foreign government	1,333,123	(26,153)	3,411	(63,813)	1,246,568	1,246,568
Total available for sale	16,764,083	(26,153)	67,990	(453,966)	16,351,954	16,351,954
Total investments in fixed maturity securities	$16,838,703	$(26,531)	$75,408	$(453,966)	$16,433,614	$16,426,196
____________
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses is recognized in the consolidated statements of income. Amount excludes unrealized losses relating to non-credit factors.

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
December 31, 2021
Held to maturity:
State and municipal	$69,539	$(387)	$10,813	$—	$79,965	$69,152
Residential mortgage-backed	4,829	—	632	—	5,461	4,829
Total held to maturity	74,368	(387)	11,445	—	85,426	73,981
Available for sale:
U.S. government and government agency	851,128	—	8,509	(4,294)	855,343	855,343
State and municipal:
Special revenue	2,016,382	—	62,961	(5,706)	2,073,637	2,073,637
State general obligation	388,110	—	23,152	(1,015)	410,247	410,247
Pre-refunded	202,633	—	14,891	(574)	216,950	216,950
Corporate backed	166,943	—	7,191	(1,532)	172,602	172,602
Local general obligation	401,974	—	29,455	(732)	430,697	430,697
Total state and municipal	3,176,042	—	137,650	(9,559)	3,304,133	3,304,133
Mortgage-backed:
Residential	940,744	—	9,896	(11,321)	939,319	939,319
Commercial	125,709	—	3,388	(341)	128,756	128,756
Total mortgage-backed securities	1,066,453	—	13,284	(11,662)	1,068,075	1,068,075
Asset-backed	4,504,950	—	4,409	(18,794)	4,490,565	4,490,565
Corporate:
Industrial	3,231,520	(16)	62,751	(21,092)	3,273,163	3,273,163
Financial	1,739,282	—	30,709	(6,591)	1,763,400	1,763,400
Utilities	396,242	—	13,262	(3,202)	406,302	406,302
Other	154,210	—	125	(1,525)	152,810	152,810
Total corporate	5,521,254	(16)	106,847	(32,410)	5,595,675	5,595,675
Foreign government	1,277,109	(22,222)	7,508	(47,494)	1,214,901	1,214,901
Total available for sale	16,396,936	(22,238)	278,207	(124,213)	16,528,692	16,528,692
Total investments in fixed maturity securities	$16,471,304	$(22,625)	$289,652	$(124,213)	$16,614,118	$16,602,673
____________
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses is recognized in the consolidated statements of income. Amount excludes unrealized losses relating to non-credit factors.
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended March 31, 2022 and 2021:

(In thousands)	2022	2021
Allowance for expected credit losses, beginning of period	$387	$798
Provision for expected credit losses	(9)	(68)
Allowance for expected credit losses, end of period	$378	$730

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended March 31, 2022 and 2021:

	2022			2021
(In thousands)	Foreign Government	Corporate	Total	Foreign Government	Corporate	Total
Allowance for expected credit losses, beginning of period	$22,222	$16	$22,238	$1,264	$518	$1,782
Expected credit losses on securities for which credit losses were not previously recorded	484	—	484	18,990	16	19,006
Expected credit losses (gains) on securities for which credit losses were previously recorded	3,447	(16)	3,431	(261)	(513)	(774)
Reduction due to disposals	—	—	—	—	(5)	(5)
Allowance for expected credit losses, end of period	$26,153	$—	$26,153	$19,993	$16	$20,009

During the three months ended March 31, 2022, the Company increased the allowance for expected credit losses for available for sale securities utilizing its credit loss assessment process and inputs used in its credit loss model, primarily due to foreign government securities. During the three months ended March 31, 2021, the Company increased the allowance for expected credit losses for available for sale securities primarily due to foreign government securities that had no reserve in prior periods.
The amortized cost and fair value of fixed maturity securities at March 31, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,472,865	$1,461,188
Due after one year through five years	7,903,303	7,756,952
Due after five years through ten years	4,029,040	3,898,727
Due after ten years	1,982,273	1,927,232
Mortgage-backed securities	1,450,844	1,389,515
Total	$16,838,325	$16,433,614
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $378 thousand related to held to maturity securities.
At March 31, 2022 and December 31, 2021, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(8) Investments in Equity Securities
    At March 31, 2022 and December 31, 2021, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2022
Common stocks	$699,566	$191,842	$(8,091)	$883,317	$883,317
Preferred stocks	262,513	2,917	(22,256)	243,174	243,174
Total	$962,079	$194,759	$(30,347)	$1,126,491	$1,126,491

December 31, 2021
Common stocks	$619,896	$92,401	$(16,894)	$695,403	$695,403
Preferred stocks	250,149	7,874	(12,183)	245,840	245,840
Total	$870,045	$100,275	$(29,077)	$941,243	$941,243

(9) Arbitrage Trading Account
    At March 31, 2022 and December 31, 2021, the fair and carrying values of the arbitrage trading account were $1,189 million and $1,180 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of March 31, 2022, the fair value of short option contracts outstanding was $242 thousand (notional amount of $29.2 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(10) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended March 31,

(In thousands)	2022	2021
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$101,284	$94,677
Investment funds	52,012	38,935
Arbitrage trading account	9,187	19,074
Equity securities	10,856	6,180
Real estate	2,146	1,161
Gross investment income	175,485	160,027
Investment expense	(1,973)	(1,450)
Net investment income	$173,512	$158,577

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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $615 million as of March 31, 2022.
    Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	March 31,	December 31,	For the Three Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Financial services	$454,701	$431,818	$25,932	$17,142
Transportation	341,022	336,688	11,179	6,228
Real Estate	283,897	273,690	16,364	4,434
Energy	136,401	150,224	(892)	3,320
Other funds	329,627	288,192	(569)	7,811
Total	$1,545,648	$1,480,612	$52,014	$38,935
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the Company’s minority investment in Lifson Re, a Bermuda reinsurance company. Effective January 1, 2021, Lifson Re participates on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 22.5% share of placed amounts. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. For the three months ended March 31, 2022 and 2021, the Company has ceded approximately $89 million and $53 million, respectively, of written premiums to Lifson Re.
Other funds include deferred compensation trust assets of $32 million and $34 million as of March 31, 2022 and December 31, 2021, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(12) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	March 31,	December 31,
(In thousands)	2022	2021
Properties in operation	$1,052,198	$1,626,826
Properties under development	223,959	225,682
Total	$1,276,157	$1,852,508

    As of March 31, 2022, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $32,031,000 and $57,391,000 as of March 31, 2022 and December 31, 2021, respectively. Related depreciation expense was $4,788,000 and $4,890,000 for the three months ended March 31, 2022 and 2021, respectively. Future minimum rental income expected on operating leases relating to properties in operation is

$24,004,686 in 2022, $30,750,724 in 2023, $30,466,934 in 2024, $27,802,134 in 2025, $25,807,966 in 2026, $24,984,457 in 2027 and $476,939,991 thereafter.
During the first quarter of 2022, the Company sold a real estate investment in London.
    A mixed-use project in Washington, D.C. has been under development in 2022 and 2021, with the completed portion reported in properties in operation as of March 31, 2022.

(13) Loans Receivable

At March 31, 2022 and December 31, 2021, loans receivable were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$89,213	$89,431
Commercial loans	25,884	25,741
Total	$115,097	$115,172

Fair value:
Real estate loans	$89,672	$90,793
Commercial loans	25,884	25,741
Total	$115,556	$116,534
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
Loans receivable in non-accrual status were none and $0.2 million as of March 31, 2022 and December 31, 2021, respectively.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended March 31, 2022 and 2021:

	2022			2021
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$1,362	$356	$1,718	$1,683	$3,754	$5,437
Provision for expected credit losses	(67)	(222)	(289)	(75)	(1,164)	(1,239)
Allowance for expected credit losses, end of period	$1,295	$134	$1,429	$1,608	$2,590	$4,198
During the three months ended March 31, 2022, the Company reduced the allowance primarily due to the decrease in the duration of the loan portfolio.
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

(14) Net Investment Gains (Losses)
     Net investment gains (losses) were as follows:

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Net investment gains (losses):
Fixed maturity securities:
Gains	$1,705	$8,240
Losses	(2,984)	(2,071)
Equity securities (1):
Net realized gains on investment sales	905	8,572
Change in unrealized gains (losses)	93,213	(24,335)
Investment funds	(2,162)	47,671
Real estate (2)	286,192	12,909
Loans receivable	(32)	—
Other	(6,955)	773
Net realized and unrealized gains on investments in earnings before allowance for expected credit losses	369,882	51,759
Change in allowance for expected credit losses on investments:
Fixed maturity securities	(3,906)	(18,159)
Loans receivable	289	1,239
Change in allowance for expected credit losses on investments	(3,617)	(16,920)
Net investment gains	366,265	34,839
Income tax expense	(78,442)	(5,887)
After-tax net investment gains	$287,823	$28,952

Change in unrealized investment losses on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$(540,263)	$(122,568)
Fixed maturity securities with allowance for expected credit losses	293	10,355
Investment funds	469	(1,020)
Other	52	(502)
Total change in unrealized investment losses	(539,449)	(113,735)
Income tax benefit	115,904	23,605
Noncontrolling interests	(1)	—
After-tax change in unrealized investment losses of available for sale securities	$(423,546)	$(90,130)
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

(2) During March 2022, the Company realized a gain on the sale of a real estate investment in London, U.K. of $251 million, net of transaction expenses and the foreign currency impact, including the reversal of the currency translation adjustment.

(15) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at March 31, 2022 and December 31, 2021 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2022
U.S. government and government agency	$547,027	$18,521	$36,307	$2,195	$583,334	$20,716
State and municipal	1,360,055	51,579	95,853	9,345	1,455,908	60,924
Mortgage-backed	1,069,979	49,408	140,480	15,001	1,210,459	64,409
Asset-backed	3,898,607	61,254	186,663	2,319	4,085,270	63,573
Corporate	3,805,020	148,708	381,306	31,823	4,186,326	180,531
Foreign government	809,004	29,721	211,576	34,092	1,020,580	63,813
Fixed maturity securities	$11,489,692	$359,191	$1,052,185	$94,775	$12,541,877	$453,966

December 31, 2021
U.S. government and government agency	$487,712	$4,026	$17,021	$268	$504,733	$4,294
State and municipal	502,333	7,403	29,547	2,156	531,880	9,559
Mortgage-backed	558,751	6,900	106,130	4,762	664,881	11,662
Asset-backed	3,832,944	18,503	75,385	291	3,908,329	18,794
Corporate	2,582,860	29,322	51,095	3,088	2,633,955	32,410
Foreign government	758,975	15,793	82,057	31,701	841,032	47,494
Fixed maturity securities	$8,723,575	$81,947	$361,235	$42,266	$9,084,810	$124,213
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2022 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	37	$132,306	$30,753
Corporate	12	30,071	3,158
State and municipal	1	13,583	1,422
Mortgage-backed	7	1,785	48
Asset-backed	1	37	5
Total	58	$177,782	$35,386
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

(16) Fair Value Measurements
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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2022
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$818,848	$—	$818,848	$—
State and municipal	3,055,874	—	3,055,874	—
Mortgage-backed	1,384,736	—	1,384,736	—
Asset-backed	4,257,421	—	4,257,421	—
Corporate	5,588,507	—	5,588,507	—
Foreign government	1,246,568	—	1,246,568	—
Total fixed maturity securities available for sale	16,351,954	—	16,351,954	—
Equity securities:
Common stocks	883,317	877,387	1,230	4,700
Preferred stocks	243,174	—	231,203	11,971
Total equity securities	1,126,491	877,387	232,433	16,671
Arbitrage trading account	1,188,910	1,186,353	2,557	—
Total	$18,667,355	$2,063,740	$16,586,944	$16,671
Liabilities:
Trading account securities sold but not yet purchased	$241	$241	$—	$—

December 31, 2021
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$855,343	$—	$855,343	$—
State and municipal	3,304,133	—	3,304,133	—
Mortgage-backed	1,068,075	—	1,068,075	—
Asset-backed	4,490,565	—	4,490,565	—
Corporate	5,595,675	—	5,595,675	—
Foreign government	1,214,901	—	1,214,901	—
Total fixed maturity securities available for sale	16,528,692	—	16,528,692	—
Equity securities:
Common stocks	695,403	684,470	1,639	9,294
Preferred stocks	245,840	—	234,544	11,296
Total equity securities	941,243	684,470	236,183	20,590
Arbitrage trading account	1,179,606	1,153,079	26,527	—
Total	$18,649,541	$1,837,549	$16,791,402	$20,590
Liabilities:
Trading account securities sold but not yet purchased	$1,169	$1,137	$32	$—

    The following tables summarize changes in Level 3 assets and liabilities for the three months ended March 31, 2022 and for the year ended December 31, 2021:

Gains (Losses) Included In:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns / Maturities	Transfers In / (Out)	Ending Balance
Three Months Ended March 31, 2022
Assets:
Equity securities:
Common stocks	$9,294	$(4,594)	$—	$—	$—	$—	$—	$—	$4,700
Preferred stocks	11,296	—	—	—	675	—	—	—	11,971
Total	20,590	(4,594)	—	—	675	—	—	—	16,671
Arbitrage trading account	—	—	—	—	—	—	—	—	—
Total	$20,590	$(4,594)	$—	$—	$675	$—	$—	$—	$16,671
Liabilities:
Trading account securities sold but not yet purchased	$—	$(1)	$—	$—	$—	$—	$—	$1	$—
Year Ended December 31, 2021
Assets:
Fixed maturities securities available for sale:
Corporate	$1,000	$—	$—	$—	$—	$(1,000)	$—	$—	$—
Total	1,000	—	—	—	—	(1,000)	—	—	—
Equity securities:
Common stocks	9,215	640	—	—	—	(561)	—	—	9,294
Preferred stocks	9,331	(35)	—	—	2,000	—	—	—	11,296
Total	18,546	605	—	—	2,000	(561)	—	—	20,590
Arbitrage trading account	—	8	—	—	—	(8)	—	—	—
Total	$19,546	$613	$—	$—	$2,000	$(1,569)	$—	$—	$20,590
Liabilities:
Trading account securities sold but not yet purchased	$—	$1	$—	$—	$(1)	$—	$—	$—	$—
    For the three months ended March 31, 2022, there was one security transferred into Level 3. For the year ended December 31, 2021, there were no securities transferred into or out of Level 3.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	March 31,
(In thousands)	2022	2021
Net reserves at beginning of period	$12,848,362	$11,620,393
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	1,327,695	1,115,173
Increase (decrease) in estimates for claims occurring in prior years (2) (3)	3,761	(859)
Loss reserve discount accretion	7,796	7,278
Total	1,339,252	1,121,592
Net payments for claims:
Current year	84,598	97,586
Prior years	933,656	794,472
Total	1,018,254	892,058
Foreign currency translation	9,983	(14,779)
Net reserves at end of period	13,179,343	11,835,148
Ceded reserves at end of period	2,543,546	2,245,380
Gross reserves at end of period	$15,722,889	$14,080,528
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $7 million and $5 million for the three months ended March 31, 2022 and 2021, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $4 million and $5 million for the three months ended March 31, 2022 and 2021, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $1 million and $3 million for the three months ended March 31, 2022 and 2021, respectively.
The COVID-19 global pandemic has impacted, and may further impact, the Company’s results through its effect on claim frequency and severity. Loss cost trends have been impacted and may be further impacted by COVID-19-related claims in certain lines of business. Losses incurred from COVID-19-related claims have been offset, to a certain extent, by lower claim frequency in certain lines of our businesses; however, as the economy and legal systems have reopened, the benefit of lower claim frequency has continued to abate. Although as populations continue to be vaccinated against the virus and the effects of the pandemic have receded in many jurisdictions, most particularly the United States, it remains too early to determine the ultimate net impact of COVID-19 on the Company. New variants of the COVID-19 virus, including the “Omicron” variant, continue to create risks with respect to loss costs and the potential for renewed impact of the other effects of COVID-19 associated with economic conditions, inflation, and social distancing and work from home rules.
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
As of March 31, 2022, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $290 million, of which $246 million relates to the Insurance segment and $44 million relates to the Reinsurance & Monoline Excess segment. Such $290 million of COVID-19-related losses included $268 million of reported losses and $22 million of IBNR. For the three months ended March 31, 2022, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $1 million, which relates to the Insurance segment.

During the three months ended March 31, 2022, favorable prior year development (net of additional and return premiums) of $1 million included $6 million of favorable development for the Insurance segment, largely offset by $5 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on the 2021 accident year, largely offset by adverse development on the 2015 through 2019 accident years. The favorable development on the 2021 accident year was concentrated in the commercial auto liability, other liability and accident and health (employer stop loss) lines of business. The Company continued to experience lower reported claim frequency in commercial auto and other liability in 2021 relative to historical averages, and lower reported incurred losses relative to our expectations. These trends began in 2020, and were likely caused by the impacts of the COVID-19 pandemic, including, for example, lockdowns, reduced driving/traffic, significant work from home, court closures, and similar reduced activities and travel. While reported claim frequency in these lines increased in 2021 relative to 2020, it remained below the historical levels pre- the start of the COVID-19 pandemic. Due to the ongoing uncertainty regarding the ultimate impacts of the COVID-19 pandemic on accident year 2021 incurred losses, the Company remains cautious in factoring in these trends in setting its initial loss ratio picks for this year. As accident year 2021 has begun to mature, we have recognized some of the favorable reported experience in our ultimate loss picks made as of March 31, 2022. The adverse development on the 2015 through 2019 accident years is concentrated in the other liability line of business, and to a lesser degree professional liability and commercial auto liability. The development is driven by a larger than expected number of large losses reported. The large losses particularly impacted the excess and surplus lines casualty classes of business.
The overall adverse development for the Reinsurance & Monoline Excess segment was driven mainly by adverse development in the non-proportional reinsurance assumed liability and professional liability lines of business, largely offset by favorable development in excess workers' compensation. Both the adverse and favorable development was spread across many prior accident years. The adverse development was associated primarily with our U.S. assumed reinsurance business, and related to accounts insuring construction projects and professional liability exposures. The favorable excess workers' compensation development was driven by continued lower claim frequency and reported losses relative to our expectations and to favorable claim settlements.
During the three months ended March 31, 2021, favorable prior year development (net of additional and return premiums) of $3 million included $6 million of favorable development for the Insurance segment, partially offset by $3 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on the 2020 accident year, partially offset by adverse development on the 2016 through 2018 accident years. The favorable development on the 2020 accident year was largely concentrated in the commercial auto liability and other liability lines of business. During 2020, the Company achieved larger rate increases in these lines of business than were contemplated in its budget and initial loss ratio selections. The Company also experienced significantly lower reported claim frequency in these lines in 2020 relative to historical averages, and lower reported incurred losses relative to our expectations. We believe that the lower claim frequency and lower reported incurred losses were caused by the impacts of the COVID-19 pandemic, including for example, lockdowns, reduced driving and traffic, work from home, court closures, etc.; however, due to the ongoing uncertainty regarding the ultimate impacts of the pandemic on accident year 2020 incurred losses, the Company did not adjust its reserves based on these lower trends during 2020. As of March 31, 2021, we began to recognize some of the favorable accident year 2020 experience in certain lines in our ultimate loss picks. The adverse development on the 2016 through 2018 accident years is concentrated in the other liability line of business, and is driven by a higher than expected number of large losses reported. The large losses particularly impacted directors and officers liability and excess and surplus lines casualty classes of business.
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

(18) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2022		December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$16,426,196	$16,433,614	$16,602,673	$16,614,118
Equity securities	1,126,491	1,126,491	941,243	941,243
Arbitrage trading account	1,188,910	1,188,910	1,179,606	1,179,606
Loans receivable	115,097	115,556	115,172	116,534
Cash and cash equivalents	2,114,841	2,114,841	1,568,843	1,568,843
Due from broker	—	—	20,448	20,448
Liabilities:
Due to broker	77,601	77,601	—	—
Trading account payable to brokers and clearing organizations	56,652	56,652	53,636	53,636
Trading account securities sold but not yet purchased	241	241	1,169	1,169
Senior notes and other debt	1,834,155	1,788,992	2,259,416	2,526,630
Subordinated debentures	1,007,832	957,670	1,007,652	1,095,600
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

(19) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended March 31,

(In thousands)	2022	2021
Written premiums:
Direct	$2,542,336	$2,177,162
Assumed	317,500	307,550
Ceded	(446,582)	(434,674)
Total net premiums written	$2,413,254	$2,050,038

Earned premiums:
Direct	$2,404,597	$2,003,045
Assumed	292,373	259,541
Ceded	(447,883)	(412,630)
Total net premiums earned	$2,249,087	$1,849,956

Ceded losses and loss expenses incurred	$243,294	$298,740
Ceded commissions earned	$117,445	$101,680

The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended March 31, 2022 and 2021:

(In thousands)	2022	2021
Allowance for expected credit losses, beginning of period	$25,218	$22,883
Provision for expected credit losses	3,018	1,381
Allowance for expected credit losses, end of period	$28,236	$24,264
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses.
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended March 31, 2022 and 2021:

(In thousands)	2022	2021
Allowance for expected credit losses, beginning of period	$7,713	$7,801
Provision for expected credit losses	(58)	(428)
Allowance for expected credit losses, end of period	$7,655	$7,373

(20) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $11 million and $12 million for the three months ended March 31, 2022 and 2021 respectively. A summary of RSUs issued in the three months ended March 31, 2022 and 2021 follows:

($ in thousands)	Units	Fair Value
2022	1,660	$150
2021	885	$40

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

(22) Leases
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

    The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended March 31,

(In thousands)	2022	2021
Leases:
Lease cost	$10,198	$11,264
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$10,993	$11,377
Right-of-use assets obtained in exchange for new lease liabilities	$17,269	$30

	As of March 31,
($ in thousands)	2022	2021
Right-of-use assets	$180,424	$156,942
Lease liabilities	$217,086	$195,590
Weighted-average remaining lease term	7.3 years	6.7 years
Weighted-average discount rate	4.58%	5.94%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	March 31, 2022
Contractual Maturities:
2022	$34,336
2023	45,618
2024	39,676
2025	29,793
2026	23,150
Thereafter	77,609
Total undiscounted future minimum lease payments	250,182
Less: Discount impact	33,096
Total lease liability	$217,086

(23) Business Segments
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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended March 31, 2022
Insurance	$1,962,835	$137,654	$8,676	$2,109,165	$382,412	$315,552
Reinsurance & Monoline Excess	286,252	27,423	—	313,675	57,628	47,080
Corporate, other and eliminations (3)	—	8,435	117,869	126,304	(73,872)	(59,817)
Net investment gains	—	—	366,265	366,265	366,265	287,823
Total	$2,249,087	$173,512	$492,810	$2,915,409	$732,433	$590,638
Three months ended March 31, 2021
Insurance	$1,604,979	$105,237	$8,279	$1,718,495	$257,109	$198,708
Reinsurance & Monoline Excess	244,977	37,708	—	282,685	68,649	54,471
Corporate, other and eliminations (3)	—	15,632	105,218	120,850	(64,529)	(52,606)
Net investment gains	—	—	34,839	34,839	34,839	28,952
Total	$1,849,956	$158,577	$148,336	$2,156,869	$296,068	$229,525
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2) Revenues for Insurance from foreign countries for the three months ended March 31, 2022 and 2021 were $235 million and $196 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign countries for the three months ended March 31, 2022 and 2021 were $96 million and $88 million, respectively.
(3) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	March 31, 2022	December 31, 2021
Insurance	$25,057,202	$24,403,918
Reinsurance & Monoline Excess	5,058,976	4,917,985
Corporate, other and eliminations	2,134,776	2,725,973
Consolidated	$32,250,954	$32,047,876

    Net premiums earned by major line of business are as follows:

	For the Three Months Ended March 31,

(In thousands)	2022	2021
Insurance:
Other liability	$754,456	$611,404
Short-tail lines (1)	375,212	324,740
Workers' compensation	285,423	267,449
Commercial automobile	282,234	220,761
Professional liability	265,510	180,626
Total Insurance	1,962,835	1,604,979

Reinsurance & Monoline Excess:
Casualty reinsurance	184,122	149,638
Property reinsurance	50,234	49,466
Monoline excess (2)	51,896	45,873
Total Reinsurance & Monoline Excess	286,252	244,977

Total	$2,249,087	$1,849,956
______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
(2) Monoline excess includes operations that solely retain risk on an excess basis.

(24) Subsequent Event

On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of the date of this report, there were no borrowings outstanding under the facility.

SAFE HARBOR STATEMENT

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2022 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts, including claims for cybersecurity-related risks; natural and man-made catastrophic losses, including as a result of terrorist activities; the ongoing COVID-19 pandemic; the impact of climate change, which may alter the frequency and increase the severity of catastrophe events; general economic and market activities, including inflation, interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; foreign currency and political risks (including those associated with the United Kingdom's withdrawal from the European Union, or "Brexit") relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2019; the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; potential difficulties with technology and/or cyber security issues; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
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
On February 25, 2022, the Company announced that its Board of Directors approved a 3-for-2 common stock split which was paid in the form of a stock dividend to holders of record as of March 9, 2022. The additional shares were issued on March 23, 2022. Shares outstanding and per share amounts in this Form 10-Q reflect such 3-for-2 common stock split.
On March 7, 2022, the Company sold a real estate investment consisting of an office building located in London for £718 million. The Company realized a pretax gain of $317 million in the first quarter of 2022, before transaction expenses and the impact of foreign currency, including the reversal of the currency translation adjustment. The gain was $251 million after such adjustments.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million. Borrowings under the facility may be used for working capital and other general corporate purposes and must be repaid by April 1, 2027. Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of the date of this report, there were no borrowings outstanding under the facility.
The COVID-19 pandemic, including the related impact on the U.S. and global economies, continued to adversely affect our results of operations. For the three months ended on March 31, 2022, the Company recorded approximately $1 million for current accident year COVID-19-related losses, net of reinsurance. At the same time, COVID-19 has led to reduced loss frequency in certain lines of business (which has begun to return to pre-pandemic levels as many economies and legal systems have reopened as a result of higher levels of vaccination). The ultimate impact of COVID-19 on the economy and the Company’s results of operations, financial position and liquidity is not within the Company’s control and remains unclear due to, among other factors, uncertainty in connection with its claims, reserves and reinsurance recoverables.

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
    Our net reserves for losses and loss expenses of approximately $13.2 billion as of March 31, 2022 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $2.8 billion, or 22%, of the Company’s net loss reserves as of March 31, 2022 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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
    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	March 31, 2022	December 31, 2021
Insurance	$10,336,512	$10,060,420
Reinsurance & Monoline Excess	2,842,831	2,787,942
Net reserves for losses and loss expenses	13,179,343	12,848,362
Ceded reserves for losses and loss expenses	2,543,546	2,542,526
Gross reserves for losses and loss expenses	$15,722,889	$15,390,888

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
March 31, 2022
Other liability	$1,719,685	$3,470,054	$5,189,739
Workers’ compensation (1)	1,033,303	937,468	1,970,771
Professional liability	478,809	1,048,942	1,527,751
Commercial automobile	525,903	446,277	972,180
Short-tail lines (2)	304,813	371,258	676,071
Total Insurance	4,062,513	6,273,999	10,336,512
Reinsurance & Monoline Excess (1) (3)	1,496,676	1,346,155	2,842,831
Total	$5,559,189	$7,620,154	$13,179,343

December 31, 2021
Other liability	$1,724,907	$3,319,665	$5,044,572
Workers’ compensation (1)	1,016,014	903,448	1,919,462
Professional liability	468,680	1,019,344	1,488,024
Commercial automobile	504,821	424,382	929,203
Short-tail lines (2)	322,917	356,242	679,159
Total Insurance	4,037,339	6,023,081	10,060,420
Reinsurance & Monoline Excess (1) (3)	1,475,623	1,312,319	2,787,942
Total	$5,512,962	$7,335,400	$12,848,362
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $444 million and $452 million as of March 31, 2022 and December 31, 2021, respectively.
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
    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the three months ended March 31, 2022 and 2021 are as follows:

(In thousands)	2022	2021
Net (increase) decrease in prior year loss reserves	$(3,761)	$859
Increase in prior year earned premiums	4,407	2,595
Net favorable prior year development	$646	$3,454
The COVID-19 global pandemic has impacted, and may further impact, the Company’s results through its effect on claim frequency and severity. Loss cost trends have been impacted and may be further impacted by COVID-19-related claims in certain lines of business. Losses incurred from COVID-19-related claims have been offset, to a certain extent, by lower claim frequency in certain lines of our businesses; however, as the economy and legal systems have reopened, the benefit of lower claim frequency has begun to abate. Although as populations have continued to be vaccinated against the virus and the effects of the pandemic have receded in many jurisdictions, most particularly the United States, it remains too early to determine the ultimate net impact of COVID-19 on the Company. New variants of the COVID-19 virus, including the “Omicron” variant, continue to create risks with respect to loss costs and the potential for renewed impact of the other effects of COVID-19 associated with economic conditions, inflation, and social distancing and work from home rules.
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
The Company has estimated the potential COVID-19 impact to its contingency and event cancellation, workers’ compensation, and other lines of business under a number of possible scenarios; however, due to COVID-19’s continued evolving impact, there remains a high degree of uncertainty around the Company’s COVID-19 reserves. In addition, should the pandemic continue or worsen as a result of new COVID-19 variants or otherwise, governments in the jurisdictions where we operate may renew their efforts to expand policy coverage terms beyond the policy’s intended coverage. Accordingly, losses arising from these actions,and the other factors described above, could exceed the Company’s reserves established for those related policies.
As of March 31, 2022, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $290 million, of which $246 million relates to the Insurance segment and $44 million relates to the Reinsurance & Monoline Excess segment. Such $290 million of COVID-19-related losses included $268 million of reported losses and $22 million of IBNR. For the three months ended March 31, 2022, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $1 million, which relates to the Insurance segment.
During the three months ended March 31, 2022, favorable prior year development (net of additional and return premiums) of $1 million included $6 million of favorable development for the Insurance segment, largely offset by $5 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on the 2021 accident year, largely offset by adverse development on the 2015 through 2019 accident years. The favorable development on the 2021 accident year was concentrated in the commercial auto liability, other liability and accident and health (employer stop loss) lines of business. The Company continued to experience lower reported claim frequency in commercial auto and other liability in 2021 relative to historical averages, and lower reported incurred losses relative to our expectations. These trends began in 2020, and were likely caused by the impacts of the COVID-19 pandemic, including, for example, lockdowns, reduced driving/traffic, significant work from home, court closures, and similar reduced activities and travel. While reported claim frequency in these lines increased in 2021 relative to 2020, it remained below the historical levels pre- the start of the COVID-19 pandemic. Due to the ongoing uncertainty regarding the ultimate impacts of the COVID-19 pandemic on accident year 2021 incurred losses, the Company remains cautious in factoring in these trends in setting its initial loss ratio picks for this year. As accident year 2021 has begun to mature, we have recognized some of the favorable reported experience in our ultimate loss picks made as of March 31, 2022. The adverse development on the 2015 through 2019 accident years is concentrated in the other liability line of business, and to a lesser degree professional liability and commercial auto liability. The development is driven by a larger than expected number of large losses reported. The large losses particularly impacted the excess and surplus lines casualty classes of business.
The overall adverse development for the Reinsurance & Monoline Excess segment was driven mainly by adverse development in the non-proportional reinsurance assumed liability and professional liability lines of business, largely offset by favorable development in excess workers' compensation. Both the adverse and favorable development was spread across many prior accident years. The adverse development was associated primarily with our U.S. assumed reinsurance business, and related to accounts insuring construction projects and professional liability exposures. The favorable excess workers' compensation development was driven by continued lower claim frequency and reported losses relative to our expectations and to favorable claim settlements.
During the three months ended March 31, 2021, favorable prior year development (net of additional and return premiums) of $3 million included $6 million of favorable development for the Insurance segment, partially offset by $3 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on the 2020 accident year, partially offset by adverse development on the 2016 through 2018 accident years. The favorable development on the 2020 accident year was largely concentrated in the commercial auto liability and other liability lines of business. During 2020, the Company achieved larger rate increases in these lines of business than were contemplated in its budget and initial loss ratio selections. The Company also experienced significantly lower reported claim frequency in these lines in 2020 relative to historical averages, and lower reported incurred losses relative to our expectations. We believe that the lower claim frequency and lower reported incurred losses were caused by the impacts of the COVID-19 pandemic, including for example, lockdowns, reduced driving and traffic, work from home, court closures, etc.; however, due to the ongoing uncertainty regarding the ultimate impacts of the pandemic on accident year 2020 incurred losses, the Company did not adjust its reserves based on these lower trends during 2020. As of March 31, 2021, we began to recognize some of the favorable accident year 2020 experience in certain lines in our ultimate loss picks. The adverse development on the 2016 through 2018 accident years is concentrated in the other liability line of business, and is driven by a higher than expected number of large losses reported. The large losses particularly impacted directors and officers liability and excess and surplus lines casualty classes of business.
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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,336 million and $1,387 million at March 31, 2022 and December 31, 2021, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $444 million and $452 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.4%.
    Substantially all of the workers’ compensation discount (97% of total discounted reserves at March 31, 2022) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at March 31, 2022), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.

    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $59 million at March 31, 2022 and $60 million at December 31, 2021. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2022 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	37	$132,306	$30,753
Corporate	12	30,071	3,158
State and municipal	1	13,583	1,422
Mortgage-backed	7	1,785	48
Asset-backed	1	37	5
Total	58	$177,782	$35,386
    As of March 31, 2022, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $27 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.

Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $1 million and $2 million as of March 31, 2022 and December 31, 2021, respectively.
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
    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of March 31, 2022:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$16,031,112	98.1%
Syndicate manager	56,231	0.3
Directly by the Company based on:
Observable data	264,611	1.6
Total	$16,351,954	100.0%
    Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2022, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Three Months Ended March 31, 2022 and 2021
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2022 and 2021. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2022	2021
Insurance:
Gross premiums written	$2,484,799	$2,140,013
Net premiums written	2,073,291	1,739,824
Net premiums earned	1,962,835	1,604,979
Loss ratio	59.5%	61.3%
Expense ratio	28.1%	29.3%
GAAP combined ratio	87.6%	90.6%
Reinsurance & Monoline Excess:
Gross premiums written	$375,038	$344,699
Net premiums written	339,963	310,214
Net premiums earned	286,252	244,977
Loss ratio	59.9%	56.5%
Expense ratio	29.5%	30.9%
GAAP combined ratio	89.4%	87.4%
Consolidated:
Gross premiums written	$2,859,837	$2,484,712
Net premiums written	2,413,254	2,050,038
Net premiums earned	2,249,087	1,849,956
Loss ratio	59.5%	60.6%
Expense ratio	28.3%	29.5%
GAAP combined ratio	87.8%	90.1%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended March 31, 2022 and 2021:

(In thousands, except per share data)	2022	2021
Net income to common stockholders	$590,638	$229,525
Weighted average diluted shares	279,157	280,245
Net income per diluted share	$2.12	$0.82
    The Company reported net income to common stockholders of $591 million in 2022 compared to $230 million in 2021. The $361 million increase in net income was primarily due to an after-tax increase in net investment gains of $268 million primarily due to sale of a real estate investment in London, an after-tax increase in underwriting income of $74 million mainly due to the growth in premium rates and exposure as well as reductions in loss ratio partly due to lower catastrophe losses and a lower expense ratio driven by net earned premium growth outpacing expense growth, an after-tax increase in net investment income of $12 million primarily due to investment funds, a reduction of $8 million in tax expense due to a change in the effective tax rate, an after-tax reduction on debt extinguishment expense of $3 million for debt redeemed in March 2021, an after-tax increase in profits from non-insurance businesses of $1 million, an after-tax reduction in interest expenses of $1 million due to debt repayments at maturity and refinancings, a less than $1 million after-tax increase of other income and a less than $1 million after-tax increase in insurance service income, partially offset by an after-tax increase in corporate expenses of $7 million mainly due to increased incentive compensation costs and an after-tax decrease in foreign currency gains of $1 million. The number of weighted average diluted shares decreased by 1.1 million for 2022 compared to 2021, mainly reflecting shares repurchased in 2021.

    Premiums. Gross premiums written were $2,860 million in 2022, an increase of 15% from $2,485 million in 2021. The increase was due to a $345 million increase in the Insurance segment and a $30 million increase in the Reinsurance & Monoline Excess segment. Approximately 82% of premiums expiring in 2022 were renewed, and 81% of premiums expiring in 2021 were renewed.
    Average renewal premium rates for insurance and facultative reinsurance increased 7.2% in 2022 when adjusted for changes in exposures, and increased 8.3% excluding workers' compensation.
    A summary of gross premiums written in 2022 compared with 2021 by line of business within each business segment follows:
•Insurance - gross premiums increased 16% to $2,485 million in 2022 from $2,140 million in 2021. Gross premiums increased $158 million (20%) for other liability, $84 million (17%) for short-tail lines, $51 million (16%) for professional liability, $34 million (13%) for commercial auto and $18 million (6%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums increased 9% to $375 million in 2022 from $345 million in 2021. Gross premiums increased $25 million (13%) for casualty reinsurance and $6 million (6%) for monoline excess and decreased by less than $1 million (1%) for property reinsurance.
    Net premiums written were $2,413 million in 2022, an increase of 18% from $2,050 million in 2021 due in part to our decision to retain more business. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2022 and 17% in 2021.
    Premiums earned increased 22% to $2,249 million in 2022 from $1,850 million in 2021. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2022 are related to business written during both 2022 and 2021. Audit premiums were $70 million in 2022 compared with $35 million in 2021.
    Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2022 and 2021:

	Amount		Average Annualized Yield
($ in thousands)	2022	2021	2022	2021
Fixed maturity securities, including cash and cash equivalents and loans receivable	$101,284	$94,677	2.2%	2.2%
Investment funds	52,012	38,935	13.7	11.6
Arbitrage trading account	9,187	19,074	3.1	16.1
Equity securities	10,856	6,180	4.7	4.7
Real estate	2,146	1,161	0.5	0.2
Gross investment income	175,485	160,027	3.0	3.0
Investment expenses	(1,973)	(1,450)	—	—
Total	$173,512	$158,577	2.9%	3.0%
    Net investment income increased 9% to $174 million in 2022 from $159 million in 2021 due primarily to a $13 million increase in income from investment funds primarily from financial services and real estate funds, a $7 million increase in income from fixed maturity securities mainly driven by increased investment in bonds, a $5 million increase from equity securities and a $1 million increase in real estate, partially offset by a $10 million decrease from the arbitrage trading account and a $1 million increase in investment expenses. The Company maintained the short duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. Average invested assets, at cost (including cash and cash equivalents), were $23.7 billion in 2022 and $21.3 billion in 2021.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $28 million in 2022 from $26 million in 2021, mainly due to the business recovery from the pandemic.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $370 million in 2022 compared with net gains of $52 million in 2021. The gains of $370 million in 2022 reflected net realized gains on investments of $277 million (primarily a $251 million net gain from the sale of a real estate investment in London after transaction expenses and the foreign currency impact, including the reversal of the currency translation adjustment), and an increase in unrealized gains on equity securities of $93 million. In 2021, the net gains of $52 million reflected net realized gains on investment sales of $76 million (primarily due to the sale of certain real estate assets and the disposition of an investment fund) and an increase in unrealized losses on equity securities of $24 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the three months ended March 31, 2022, the pre-tax change in allowance for expected credit losses on investments increased by $4 million ($3 million after-tax), which is reflected in net investment gains (losses), primarily due to change in estimate. For the three months ended March 31, 2021, the pre-tax change in allowance for expected credit losses on investments decreased by $17 million ($13 million after-tax), which is reflected in net investment gains (losses), primarily related to foreign government securities which did not previously have an allowance.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $98 million in 2022 and $87 million in 2021. The increase mainly relates to the business recovery from COVID-19 on promotional merchandise and textile businesses.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,339 million in 2022 from $1,122 million in 2021. The consolidated loss ratio was 59.5% in 2022 and 60.6% in 2021. Catastrophe losses, net of reinsurance recoveries, were $29 million (including current accident year losses of approximately $1 million related to COVID-19) in 2022 and $36 million (including losses of approximately $15 million related to COVID-19) in 2021. Favorable prior year reserve development (net of premium offsets) was $1 million in 2022 and $3 million in 2021. The loss ratio excluding catastrophe losses and prior year reserve development was 58.3% in 2022 and 58.9% in 2021.
    A summary of loss ratios in 2022 compared with 2021 by business segment follows:
•Insurance - The loss ratio was 59.5% in 2022 and 61.3% in 2021. Catastrophe losses were $11 million in 2022 compared with $33 million in 2021. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $1 million. Favorable prior year reserve development was $6 million in both 2022 and 2021. The loss ratio excluding catastrophe losses and prior year reserve development was 59.3% in 2022 and 59.7% in 2021.
•Reinsurance & Monoline Excess - The loss ratio was 59.9% in 2022 and 56.5% in 2021. Catastrophe losses were $18 million in 2022 compared with $3 million in 2021. Adverse prior year reserve development was $5 million in 2022 and $3 million in 2021. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.6 points to 51.7% in 2022 from 54.3% in 2021.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2022	2021
Policy acquisition and insurance operating expenses	$635,453	$545,750
Insurance service expenses	22,466	20,786
Net foreign currency gains	(4,168)	(5,594)
Debt extinguishment costs	—	3,617
Other costs and expenses	60,148	51,709
Total	$713,899	$616,268
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 16% and net premiums earned increased 22% from 2021. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) was 28.3% in 2022 and 29.5% in 2021. The improvement is primarily attributable to higher net premiums earned outpacing compensation expense growth. However, to the extent our net premiums earned decrease or travel and entertainment expenses increase, due to the impact of the COVID-19 pandemic or otherwise, our expense ratio would be expected to increase.
    Service expenses, which represent the costs associated with the fee-based businesses, were $22 million in 2022 and $21 million in 2021.
    Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $4 million in 2022 compared to $6 million in 2021. The reduction in gains is primarily related to less strengthening of U.S. dollar compared to the Argentine peso and U.K. sterling in 2022 versus 2021.
Debt extinguishment costs of $4 million in 2021 related to the redemption of subordinated debentures that were due in 2056.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $60 million in 2022 from $52 million in 2021, primarily due to the increase in performance-based compensation costs in 2022.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $95 million in 2022 compared to $86 million in 2021. The increase mainly relates to the business recovery from COVID-19 on promotional merchandise and textile businesses.
Interest Expense. Interest expense was $35 million in 2022 and $37 million in 2021. In March 2021, the Company issued $400 million aggregate principal amount of 3.55% senior notes due 2052 and redeemed its $110 million aggregate principal amount of 5.90% subordinated debentures due 2056. In June 2021, the Company redeemed the $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056. In September 2021, the Company issued $350 million aggregate principal amount of 3.15% senior notes due 2061.
In the first quarter of 2022, the Company repaid at maturity its $77 million aggregate principal amount of 8.7% senior notes in January and its $350 million aggregate principal amount of 4.625% senior notes in March. The above redemptions during the three months ended March 31, 2021 resulted in debt extinguishment costs of $4 million. Additionally, in the second quarter of 2021, the Company sold a real estate asset, which resulted in a $102 million reduction of the Company's non-recourse debt that was supporting the property.
The maturity and redemption of senior notes and debentures and issuance of additional senior notes and debentures in 2022 and 2021 are expected to decrease interest expense in 2022 and forward.
Income Taxes. The effective income tax rate was 19.0% and 21.7% for the three months ended March 31, 2022 and 2021, respectively. The lower effective income tax rate for the three months ended March 31, 2022, compared to the year earlier period, was primarily due to a net reduction to the Company’s valuation allowance against foreign tax credits and foreign net operating losses.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $120.6 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.4 years at both March 31, 2022 and December 31, 2021. The Company’s fixed maturity investment portfolio and investment-related assets as of March 31, 2022 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$818,848	3.5%
State and municipal:
Special revenue	1,935,528	8.2
State general obligation	424,590	1.8
Local general obligation	416,167	1.8
Pre-refunded (1)	177,371	0.8
Corporate backed	172,005	0.7
Total state and municipal	3,125,661	13.3
Mortgage-backed:
Agency	874,067	3.7
Commercial	263,501	1.1
Residential-Prime	246,852	1.0
Residential-Alt A	4,771	—
Total mortgage-backed	1,389,191	5.8
Asset-backed	4,257,421	18.0
Corporate:
Industrial	3,270,804	13.8
Financial	1,706,732	7.2
Utilities	409,726	1.7
Other	201,245	0.9
Total corporate	5,588,507	23.6
Foreign government and foreign government agencies	1,246,568	5.3
Total fixed maturity securities	16,426,196	69.5
Equity securities:
Common stocks	883,317	3.7
Preferred stocks	243,174	1.0
Total equity securities	1,126,491	4.7
Cash and cash equivalents (2)	1,980,346	8.4
Investment funds	1,544,856	6.5
Real estate	1,276,157	5.4
Arbitrage trading account	1,188,910	5.0
Loans receivable	115,097	0.5
Total investments	$23,658,053	100.0%
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
Investment Funds. At March 31, 2022, the carrying value of investment funds was $1,546 million, including investments in financial services funds of $455 million, transportation funds of $341 million, real estate funds of $284 million, other funds of $330 million (which includes a deferred compensation trust asset of $32 million) and energy funds of $136 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At March 31, 2022, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing. As described above, during the first quarter of 2022, the Company sold an office building in London.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost (net of allowance for expected credit losses), had an amortized cost of $115 million and an aggregate fair value of $116 million at March 31, 2022. The amortized cost of loans receivable is net of an allowance for expected credit losses of $1 million as of March 31, 2022. Loans receivable include real estate loans of $89 million that are secured by commercial and residential real estate located primarily in New York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2026. Loans receivable include commercial loans of $26 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.4 years at both March 31, 2022 and December 31, 2021.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities increased to $478 million in the first three months of 2022 from $311 million in the first three months of 2021, primarily due to an increase in premium receipts partially offset by higher loss and loss expense payments.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 77.9% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2022. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At March 31, 2022, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,842 million and a face amount of $2,867 million. In the first quarter 2022, the Company repaid at maturity its $77 million aggregate principal amount of 8.7% senior notes in January and its $350 million aggregate principal amount of 4.625% senior notes in March. The maturities of the outstanding debt are $7 million in 2024, $5 million in 2025, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of the date of this report, there were no borrowings outstanding under the facility.
    Equity. At March 31, 2022, total common stockholders’ equity was $6.9 billion, common shares outstanding were 265,186,251 and stockholders’ equity per outstanding share was $25.89. During the three months ended March 31, 2022, the Company did not repurchase any shares of its common stock. In the first quarter of 2022, the board of directors of the Company declared a regular quarterly cash dividend of $0.09 cents per share. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $9.7 billion at March 31, 2022. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 29% at March 31, 2022, down from 33% at December 31, 2021.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    The Company did not repurchase any of its shares during the three months ended March 31, 2022, and accordingly the number of shares authorized for purchase by the Company remains 15,000,000.

Item 6. Exhibits

Number
(10.1)	Form of 2022 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	May 3, 2022	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	May 3, 2022	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer