Form 10-Q
period 2022-06-30
BERKLEY W R CORP
filed 2022-08-02
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of July 27, 2022: 265,272,980

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $17,697,420 and $16,471,304; allowance for expected credit losses of $33,405 and $22,625 at June 30, 2022 and December 31, 2021, respectively)	$16,851,514	$16,602,673
Investment funds	1,702,270	1,480,612
Real estate	1,304,094	1,852,508
Equity securities	1,155,326	941,243
Arbitrage trading account	1,142,003	1,179,606
Loans receivable (net of allowance for expected credit losses of $2,175 and $1,718 at June 30, 2022 and December 31, 2021, respectively)	113,483	115,172
Total investments	22,268,690	22,171,814
Cash and cash equivalents	1,316,603	1,568,843
Premiums and fees receivable (net of allowance for expected credit losses of $30,557 and $25,218 at June 30, 2022 and December 31, 2021, respectively)	2,799,805	2,522,972
Due from reinsurers (net of allowance for expected credit losses of $7,744 and $7,713 at June 30, 2022 and December 31, 2021, respectively)	3,046,754	2,923,026
Deferred policy acquisition costs	753,185	676,145
Prepaid reinsurance premiums	694,888	676,915
Trading account receivables from brokers and clearing organizations	9,937	—
Property, furniture and equipment	415,446	419,883
Goodwill	169,652	169,652
Accrued investment income	133,014	122,938
Current and deferred federal and foreign income taxes	296,943	42,457
Other assets	787,530	753,231
Total assets	$32,692,447	$32,047,876
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$16,145,821	$15,390,888
Unearned premiums	5,249,543	4,847,160
Due to reinsurers	541,689	514,980
Trading account securities sold but not yet purchased	68	1,169
Trading account payable to brokers and clearing organizations	—	53,636
Other liabilities	1,378,169	1,305,245
Senior notes and other debt	1,832,273	2,259,416
Subordinated debentures	1,008,011	1,007,652
Total liabilities	26,155,574	25,380,146
Equity:
Preferred stock, par value $0.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $0.20 per share:
Authorized 1,250,000,000 shares and 750,000,000 shares, respectively; issued and outstanding, net of treasury shares, 265,272,980 and 265,170,882 shares, respectively	105,803	105,803
Additional paid-in capital	1,001,093	981,104
Retained earnings	9,602,948	9,015,135
Accumulated other comprehensive loss	(1,029,630)	(281,955)
Treasury stock, at cost, 263,741,648 and 263,843,868 shares, respectively	(3,165,729)	(3,167,076)
Total stockholders’ equity	6,514,485	6,653,011
Noncontrolling interests	22,388	14,719
Total equity	6,536,873	6,667,730
Total liabilities and equity	$32,692,447	$32,047,876
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2022	2021	2022	2021
REVENUES:
Net premiums written	$2,585,635	$2,212,181	$4,998,889	$4,262,219
Change in net unearned premiums	(228,477)	(240,557)	(392,645)	(440,639)
Net premiums earned	2,357,158	1,971,624	4,606,244	3,821,580
Net investment income	171,574	168,187	345,086	326,764
Net investment (losses) gains:
Net realized and unrealized (losses) gains on investments	(163,935)	20,461	205,947	72,219
Change in allowance for expected credit losses on investments	(7,620)	3,603	(11,237)	(13,316)
Net investment (losses) gains	(171,555)	24,064	194,710	58,903
Revenues from non-insurance businesses	128,421	109,122	226,197	196,552
Insurance service fees	26,393	22,256	54,344	48,064
Other income	896	833	1,716	1,092
Total revenues	2,512,887	2,296,086	5,428,297	4,452,955
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,435,817	1,203,647	2,775,069	2,325,238
Other operating costs and expenses	699,819	647,705	1,413,718	1,263,973
Expenses from non-insurance businesses	122,966	106,698	217,822	192,989
Interest expense	31,723	38,096	66,693	74,747
Total operating costs and expenses	2,290,325	1,996,146	4,473,302	3,856,947
Income before income taxes	222,562	299,940	954,995	596,008
Income tax expense	(43,095)	(62,262)	(182,499)	(126,614)
Net income before noncontrolling interests	179,467	237,678	772,496	469,394
Noncontrolling interests	(145)	(440)	(2,536)	(2,631)
Net income to common stockholders	$179,322	$237,238	$769,960	$466,763

NET INCOME PER SHARE:
Basic	$0.65	$0.85	$2.78	$1.68
Diluted	$0.64	$0.85	$2.76	$1.66

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2022	2021	2022	2021
Net income before noncontrolling interests	$179,467	$237,678	$772,496	$469,394
Other comprehensive (loss) income:
Change in unrealized currency translation adjustments	(43,393)	2,537	12,879	6,587
Change in unrealized investment (losses) gains, net of taxes	(337,008)	23,272	(760,553)	(66,858)
Other comprehensive (loss) income	(380,401)	25,809	(747,674)	(60,271)
Comprehensive (loss) income	(200,934)	263,487	24,822	409,123
Noncontrolling interests	(145)	(439)	(2,535)	(2,630)
Comprehensive (loss) income to common stockholders	$(201,079)	$263,048	$22,287	$406,493

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2022	2021	2022	2021
COMMON STOCK:
Beginning and end of period	$105,803	$105,803	$105,803	$105,803
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$992,012	$988,288	$981,104	$977,215
Restricted stock units issued	(1,840)	597	(2,370)	72
Restricted stock units expensed	10,921	11,013	22,359	22,611
End of period	$1,001,093	$999,898	$1,001,093	$999,898
RETAINED EARNINGS:
Beginning of period	$9,582,790	$8,556,621	$9,015,135	$8,348,381
Net income to common stockholders	179,322	237,238	769,960	466,763
Dividends ($0.60, $0.42, $0.69 and $0.50 per share, respectively)	(159,164)	(111,771)	(182,147)	(133,056)
End of period	$9,602,948	$8,682,088	$9,602,948	$8,682,088
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment (loss) gains:
Beginning of period	$(332,646)	$199,584	$90,900	$289,714
Change in unrealized (losses) gains on securities without an allowance for expected credit losses	(320,130)	23,340	(743,969)	(77,145)
Change in unrealized (losses) gains on securities with an allowance for expected credit losses	(16,878)	(69)	(16,585)	10,286
End of period	(669,654)	222,855	(669,654)	222,855
Currency translation adjustments:
Beginning of period	(316,583)	(347,836)	(372,855)	(351,886)
Net change in period	(43,393)	2,537	12,879	6,587
End of period	(359,976)	(345,299)	(359,976)	(345,299)
Total accumulated other comprehensive loss	$(1,029,630)	$(122,444)	$(1,029,630)	$(122,444)
TREASURY STOCK:
Beginning of period	$(3,166,873)	$(3,087,860)	$(3,167,076)	$(3,058,425)
Stock exercised/vested	1,144	791	1,347	1,039
Stock repurchased	—	—	—	(29,683)
End of period	$(3,165,729)	$(3,087,069)	$(3,165,729)	$(3,087,069)
NONCONTROLLING INTERESTS:
Beginning of period	$23,296	$15,684	$14,719	$14,995
(Contributions) distributions	(1,053)	(6,445)	5,134	(7,947)
Net income	145	440	2,536	2,631
Other comprehensive loss, net of tax	—	(1)	(1)	(1)
End of period	$22,388	$9,678	$22,388	$9,678
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,

	2022	2021
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$769,960	$466,763
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(194,710)	(58,903)
Depreciation and amortization	37,238	70,597
Noncontrolling interests	2,536	2,631
Investment funds	(85,874)	(100,246)
Stock incentive plans	24,158	23,122
Change in:
Arbitrage trading account	(27,071)	(139,520)
Premiums and fees receivable	(284,092)	(321,718)
Reinsurance accounts	(111,350)	(178,442)
Deferred policy acquisition costs	(77,561)	(72,125)
Income taxes	(56,725)	(71,205)
Reserves for losses and loss expenses	788,211	705,454
Unearned premiums	409,450	473,395
Other	(188,517)	(103,994)
Net cash from operating activities	1,005,653	695,809
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	909,295	1,474,054
Proceeds from sale of equity securities	19,842	98,765
(Contributions to) distributions from investment funds	(142,801)	88,363
Proceeds from maturities and prepayments of fixed maturity securities	2,655,789	3,156,861
Purchase of fixed maturity securities	(4,860,991)	(6,266,934)
Purchase of equity securities	(271,296)	(143,836)
Real estate (purchased) sold	(5,974)	202,115
Change in loans receivable	1,200	(28,510)
Net purchases of property, furniture and equipment	(22,028)	(48,273)
Change in balances due to security brokers	69,801	65,751
Cash received in connection with business disposition	906,789	—
Payment for business purchased net of cash acquired	(49,572)	—
Other	37	2
Net cash used in investing activities	(789,909)	(1,401,642)
CASH (USED IN) FROM FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(426,503)	(505,230)
Net proceeds from issuance of debt	192	686,893
Cash dividends to common stockholders	(22,983)	(21,285)
Purchase of common treasury shares	—	(29,683)
Other, net	(1,400)	(6,725)
Net cash (used in) from financing activities	(450,694)	123,970
Net impact on cash due to change in foreign exchange rates	(17,290)	(304)
Net change in cash and cash equivalents	(252,240)	(582,167)
Cash and cash equivalents at beginning of period	1,568,843	2,372,366
Cash and cash equivalents at end of period	$1,316,603	$1,790,199
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

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 11,592,699 and 11,651,811 common shares held in a grantor trust as of June 30, 2022 and 2021, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2022	2021	2022	2021
Basic	276,815	277,733	276,794	277,763
Diluted	279,525	280,659	279,327	280,478

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

    The following table summarizes the initial estimated fair value of net assets acquired and liabilities assumed for the business combination completed in 2022:

(In thousands)	2022

Cash and cash equivalents	$1,564
Real estate, furniture and equipment	2,527
Intangible assets	48,787
Other assets	11,275
Total assets acquired	64,153

Other liabilities assumed	(5,417)
Noncontrolling interest	(7,600)
Net assets acquired	$51,136

(5) Consolidated Statements of Comprehensive (Loss) Income

    The following table presents the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the six months ended June 30, 2022
Changes in AOCI
Beginning of period	$90,900		$(372,855)	$(281,955)
Other comprehensive (loss) income before reclassifications	(799,623)		12,879	(786,744)
Amounts reclassified from AOCI	39,070		—	39,070
Other comprehensive (loss) income	(760,553)		12,879	(747,674)
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
End of period	$(669,654)		$(359,976)	$(1,029,630)
Amounts reclassified from AOCI
Pre-tax	$49,456	(1)	$—	$49,456
Tax effect	(10,386)	(2)	—	(10,386)
After-tax amounts reclassified	$39,070		$—	$39,070
Other comprehensive (loss) income
Pre-tax	$(970,232)		$12,879	$(957,353)
Tax effect	209,679		—	209,679
Other comprehensive (loss) income	$(760,553)		$12,879	$(747,674)
As of and for the three months ended June 30, 2022
Changes in AOCI
Beginning of period	$(332,646)		$(316,583)	$(649,229)
Other comprehensive loss before reclassifications	(366,488)		(43,393)	(409,881)
Amounts reclassified from AOCI	29,480		—	29,480
Other comprehensive loss	(337,008)		(43,393)	(380,401)
Unrealized investment loss related to noncontrolling interest	—		—	—
Ending balance	$(669,654)		$(359,976)	$(1,029,630)
Amounts reclassified from AOCI
Pre-tax	$37,316	(1)	$—	$37,316
Tax effect	(7,836)	(2)	—	(7,836)
After-tax amounts reclassified	$29,480		$—	$29,480
Other comprehensive loss
Pre-tax	$(430,784)		$(43,393)	$(474,177)
Tax effect	93,776		—	93,776
Other comprehensive loss	$(337,008)		$(43,393)	$(380,401)

As of and for the six months ended June 30, 2021
Changes in AOCI
Beginning of period	$289,714		$(351,886)	$(62,172)
Other comprehensive (loss) income before reclassifications	(87,168)		6,587	(80,581)
Amounts reclassified from AOCI	20,310		—	20,310
Other comprehensive (loss) income	(66,858)		6,587	(60,271)
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
End of period	$222,855		$(345,299)	$(122,444)
Amounts reclassified from AOCI
Pre-tax	$25,709	(1)	$—	$25,709
Tax effect	(5,399)	(2)	—	(5,399)
After-tax amounts reclassified	$20,310		$—	$20,310
Other comprehensive (loss) income
Pre-tax	$(84,931)		$6,587	$(78,344)
Tax effect	18,073		—	18,073
Other comprehensive (loss) income	$(66,858)		$6,587	$(60,271)
As of and for the three months ended June 30, 2021
Changes in AOCI
Beginning of period	$199,584		$(347,836)	$(148,252)
Other comprehensive income before reclassifications	11,823		2,537	14,360
Amounts reclassified from AOCI	11,449		—	11,449
Other comprehensive income	23,272		2,537	25,809
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
Ending balance	$222,855		$(345,299)	$(122,444)
Amounts reclassified from AOCI
Pre-tax	$14,493	(1)	$—	$14,493
Tax effect	(3,044)	(2)	—	(3,044)
After-tax amounts reclassified	$11,449		$—	$11,449
Other comprehensive income
Pre-tax	$28,804		$2,537	$31,341
Tax effect	(5,532)		—	(5,532)
Other comprehensive income	$23,272		$2,537	$25,809
____________
(1) Net investment (losses) gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(6) Statements of Cash Flows
    Interest payments were $74,577,437 and $71,781,000 for the six months ended June 30, 2022 and 2021, respectively. Income taxes paid were $183,000,000 and $177,000,000 for the six months ended June 30, 2022 and 2021, respectively.

(7) Investments in Fixed Maturity Securities
    At June 30, 2022 and December 31, 2021, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
June 30, 2022
Held to maturity:
State and municipal	$46,486	$(127)	$5,347	$—	$51,706	$46,359
Residential mortgage-backed	4,155	—	170	—	4,325	4,155
Total held to maturity	50,641	(127)	5,517	—	56,031	50,514
Available for sale:
U.S. government and government agency	762,615	—	1,213	(42,914)	720,914	720,914
State and municipal:
Special revenue	1,937,329	—	6,636	(76,329)	1,867,636	1,867,636
State general obligation	378,081	—	3,957	(13,458)	368,580	368,580
Pre-refunded	200,716	—	3,232	(49)	203,899	203,899
Corporate backed	166,591	—	453	(6,836)	160,208	160,208
Local general obligation	418,962	—	6,593	(8,615)	416,940	416,940
Total state and municipal	3,101,679	—	20,871	(105,287)	3,017,263	3,017,263
Mortgage-backed:
Residential	1,181,482	—	794	(110,774)	1,071,502	1,071,502
Commercial	413,090	—	552	(8,045)	405,597	405,597
Total mortgage-backed	1,594,572	—	1,346	(118,819)	1,477,099	1,477,099
Asset-backed	4,421,553	—	484	(129,549)	4,292,488	4,292,488
Corporate:
Industrial	3,412,383	(164)	2,643	(199,225)	3,215,637	3,215,637
Financial	1,909,682	(18)	341	(98,344)	1,811,661	1,811,661
Utilities	448,342	—	249	(26,490)	422,101	422,101
Other	247,531	—	29	(7,834)	239,726	239,726
Total corporate	6,017,938	(182)	3,262	(331,893)	5,689,125	5,689,125
Foreign government	1,748,422	(33,096)	528	(111,743)	1,604,111	1,604,111
Total available for sale	17,646,779	(33,278)	27,704	(840,205)	16,801,000	16,801,000
Total investments in fixed maturity securities	$17,697,420	$(33,405)	$33,221	$(840,205)	$16,857,031	$16,851,514
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
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the six months ended June 30, 2022 and 2021:

(In thousands)	2022	2021
Allowance for expected credit losses, beginning of period	$387	$798
Provision for expected credit losses	(260)	(345)
Allowance for expected credit losses, end of period	$127	$453
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended June 30, 2022 and 2021:

(In thousands)	2022	2021
Allowance for expected credit losses, beginning of period	$378	$730
Provision for expected credit losses	(251)	(277)
Allowance for expected credit losses, end of period	$127	$453

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the six months ended June 30, 2022 and 2021:

	2022			2021
(In thousands)	Foreign Government	Corporate	Total	Foreign Government	Corporate	Total
Allowance for expected credit losses, beginning of period	$22,222	$16	22,238	$1,264	$518	$1,782
Expected credit losses on securities for which credit losses were not previously recorded	1,897	182	2,079	18,990	16	19,006
Expected credit losses (gains) on securities for which credit losses were previously recorded	9,010	(16)	8,994	(861)	(517)	(1,378)
Reduction due to disposals	(33)	—	(33)	(494)	(5)	(499)
Allowance for expected credit losses, end of period	$33,096	$182	$33,278	$18,899	$12	$18,911

During the six months ended June 30, 2022, the Company increased the allowance for expected credit losses for available for sale securities utilizing its credit loss assessment process and inputs used in its credit loss model due to an increase in unrealized losses primarily associated with foreign government securities. During the six months ended June 30, 2021, the Company increased the allowance for expected credit losses for available for sale securities, mainly due to foreign government securities that had no reserve in prior periods.
The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended June 30, 2022 and 2021:

	2022			2021
(In thousands)	Foreign Government	Corporate	Total	Foreign Government	Corporate	Total
Allowance for expected credit losses, beginning of period	$26,153	$—	$26,153	$19,993	$16	$20,009
Expected credit losses on securities for which credit losses were not previously recorded	1,413	182	1,595	—	—	—
Expected credit losses (gains) on securities for which credit losses were previously recorded	5,563	—	5,563	(600)	(4)	(604)
Reduction due to disposals	(33)	—	(33)	(494)	—	(494)
Allowance for expected credit losses, end of period	$33,096	$182	$33,278	$18,899	$12	$18,911
The amortized cost and fair value of fixed maturity securities at June 30, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,859,431	$1,829,253
Due after one year through five years	8,188,520	7,879,921
Due after five years through ten years	3,970,551	3,716,098
Due after ten years	2,080,064	1,950,335
Mortgage-backed securities	1,598,727	1,481,424
Total	$17,697,293	$16,857,031
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $127 thousand related to held to maturity securities.
At June 30, 2022 and December 31, 2021, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(8) Investments in Equity Securities
    At June 30, 2022 and December 31, 2021, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2022
Common stocks	$863,106	$111,393	$(41,827)	$932,672	$932,672
Preferred stocks	259,338	2,652	(39,336)	222,654	222,654
Total	$1,122,444	$114,045	$(81,163)	$1,155,326	$1,155,326

December 31, 2021
Common stocks	$619,896	$92,401	$(16,894)	$695,403	$695,403
Preferred stocks	250,149	7,874	(12,183)	245,840	245,840
Total	$870,045	$100,275	$(29,077)	$941,243	$941,243

(9) Arbitrage Trading Account
    At June 30, 2022 and December 31, 2021, the fair and carrying values of the arbitrage trading account were $1,142 million and $1,180 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of June 30, 2022, the fair value of short option contracts outstanding was $68 thousand (notional amount of $13.5 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(10) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2022	2021	2022	2021
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$124,389	$96,996	$225,673	$191,673
Investment funds	33,861	61,311	85,874	100,246
Equity securities	12,797	7,212	23,653	13,392
Arbitrage trading account	4,127	3,914	13,313	22,989
Real estate	(1,551)	872	595	2,032
Gross investment income	173,623	170,305	349,108	330,332
Investment expense	(2,049)	(2,118)	(4,022)	(3,568)
Net investment income	$171,574	$168,187	$345,086	$326,764

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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $440 million as of June 30, 2022.
    Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	June 30,	December 31,	For the Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Financial services	$469,474	$431,818	$24,135	$48,990
Transportation	338,555	336,688	25,355	17,177
Real Estate	275,075	273,690	28,243	10,506
Energy	132,728	150,224	3,708	9,492
Infrastructure	110,491	12,314	(133)	699
Other funds	375,947	275,878	4,566	13,382
Total	$1,702,270	$1,480,612	$85,874	$100,246
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the Company’s minority investment in Lifson Re, a Bermuda reinsurance company. Effective January 1, 2021, Lifson Re participates on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 22.5% share of placed amounts. The percentage will be increased from 22.5% to 30.0% effective July 1, 2022. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. For the six months ended June 30, 2022 and 2021, the Company has ceded approximately $226 million and $139 million, respectively, of written premiums to Lifson Re.
Other funds include deferred compensation trust assets of $31 million and $34 million as of June 30, 2022 and December 31, 2021, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(12) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	June 30,	December 31,
(In thousands)	2022	2021
Properties in operation	$1,079,174	$1,626,826
Properties under development	224,920	225,682
Total	$1,304,094	$1,852,508

    As of June 30, 2022, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $32,743,000 and $57,391,000 as of June 30, 2022 and December 31, 2021, respectively. Related depreciation expense was $7,445,000 and $9,622,000 for the six months ended June 30, 2022 and

2021, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $15,974,530 in 2022, $31,172,279 in 2023, $31,529,168 in 2024, $28,867,842 in 2025, $26,877,236 in 2026, $26,067,784 in 2027 and $482,756,589 thereafter.
During the first quarter of 2022, the Company sold a real estate investment in London.
    A mixed-use project in Washington, D.C. has been under development in 2022 and 2021, with the completed portion reported in properties in operation as of June 30, 2022.

(13) Loans Receivable

At June 30, 2022 and December 31, 2021, loans receivable were as follows:

(In thousands)	June 30, 2022	December 31, 2021
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$89,009	$89,431
Commercial loans	24,474	25,741
Total	$113,483	$115,172

Fair value:
Real estate loans	$87,598	$90,793
Commercial loans	24,474	25,741
Total	$112,072	$116,534
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
Loans receivable in non-accrual status were none and $0.2 million as of June 30, 2022 and December 31, 2021, respectively.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the six months ended June 30, 2022 and 2021:

	2022			2021
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$1,362	$356	$1,718	$1,683	$3,754	$5,437
Change in expected credit losses	(134)	591	457	(182)	(3,285)	(3,467)
Allowance for expected credit losses, end of period	$1,228	$947	$2,175	$1,501	$469	$1,970
During the six months ended June 30, 2022, the Company increased the allowance primarily due to an increase in the weighted average life of the loans receivable portfolio. During the six months ended June 30, 2021, the Company decreased the allowance primarily due to loan repayments.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended June 30, 2022 and 2021:

	2022			2021
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$1,295	$134	$1,429	$1,608	$2,590	$4,198
Change in expected credit losses	(67)	813	746	(107)	(2,121)	(2,228)
Allowance for expected credit losses, end of period	$1,228	$947	$2,175	$1,501	$469	$1,970

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

(14) Net Investment (Losses) Gains
     Net investment (losses) gains were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net investment (losses) gains:
Fixed maturity securities:
Gains	$647	$5,440	$2,352	$13,680
Losses	(3,459)	(2,236)	(6,443)	(4,307)
Equity securities (1):
Net realized gains on investment sales	41	6,256	946	14,828
Change in unrealized losses	(131,530)	(18,239)	(38,317)	(42,574)
Investment funds	(2,362)	(300)	(4,524)	47,371
Real estate (2)	358	49,492	286,550	62,401
Loans receivable	—	(881)	(32)	(881)
Other	(27,630)	(19,071)	(34,585)	(18,299)
Net realized and unrealized (losses) gains on investments in earnings before allowance for expected credit losses	(163,935)	20,461	205,947	72,219
Change in allowance for expected credit losses on investments:
Fixed maturity securities	(6,874)	1,375	(10,780)	(16,783)
Loans receivable	(746)	2,228	(457)	3,467
Change in allowance for expected credit losses on investments	(7,620)	3,603	(11,237)	(13,316)
Net investment (losses) gains	(171,555)	24,064	194,710	58,903
Income tax benefit (expense)	37,519	(5,264)	(40,923)	(11,151)
After-tax net investment (losses) gains	$(134,036)	$18,800	$153,787	$47,752

Change in unrealized investment (losses) gains on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$(409,647)	$28,511	$(949,910)	$(94,058)
Fixed maturity securities with allowance for expected credit losses	(16,878)	(69)	(16,585)	10,286
Investment funds	(3,302)	762	(2,833)	(257)
Other	(957)	(400)	(904)	(902)
Total change in unrealized investment (losses) gains	(430,784)	28,804	(970,232)	(84,931)
Income tax benefit (expense)	93,776	(5,532)	209,679	18,073
Noncontrolling interests	—	(1)	(1)	(1)
After-tax change in unrealized investment (losses) gains of available for sale securities	$(337,008)	$23,271	$(760,554)	$(66,859)
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

(15) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at June 30, 2022 and December 31, 2021 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2022
U.S. government and government agency	$570,441	$40,355	$35,683	$2,559	$606,124	$42,914
State and municipal	1,789,266	92,972	95,746	12,315	1,885,012	105,287
Mortgage-backed	1,223,393	97,556	116,005	21,263	1,339,398	118,819
Asset-backed	3,788,329	124,135	193,620	5,414	3,981,949	129,549
Corporate	4,775,827	277,520	499,270	54,373	5,275,097	331,893
Foreign government	1,292,469	59,376	246,041	52,367	1,538,510	111,743
Fixed maturity securities	$13,439,725	$691,914	$1,186,365	$148,291	$14,626,090	$840,205

December 31, 2021
U.S. government and government agency	$487,712	$4,026	$17,021	$268	$504,733	$4,294
State and municipal	502,333	7,403	29,547	2,156	531,880	9,559
Mortgage-backed	558,751	6,900	106,130	4,762	664,881	11,662
Asset-backed	3,832,944	18,503	75,385	291	3,908,329	18,794
Corporate	2,582,860	29,322	51,095	3,088	2,633,955	32,410
Foreign government	758,975	15,793	82,057	31,701	841,032	47,494
Fixed maturity securities	$8,723,575	$81,947	$361,235	$42,266	$9,084,810	$124,213
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2022 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	42	$124,609	$52,655
Corporate	12	46,437	5,739
State and municipal	1	13,248	1,756
Mortgage-backed	11	3,513	144
Asset-backed	3	87	24
Total	69	$187,894	$60,318
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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2022
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$720,914	$—	$720,914	$—
State and municipal	3,017,263	—	3,017,263	—
Mortgage-backed	1,477,099	—	1,477,099	—
Asset-backed	4,292,488	—	4,292,488	—
Corporate	5,689,125	—	5,689,125	—
Foreign government	1,604,111	—	1,604,111	—
Total fixed maturity securities available for sale	16,801,000	—	16,801,000	—
Equity securities:
Common stocks	932,672	926,865	1,256	4,551
Preferred stocks	222,654	—	211,358	11,296
Total equity securities	1,155,326	926,865	212,614	15,847
Arbitrage trading account	1,142,003	1,121,579	20,424	—
Total	$19,098,329	$2,048,444	$17,034,038	$15,847
Liabilities:
Trading account securities sold but not yet purchased	$68	$68	$—	$—

December 31, 2021
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$855,343	$—	$855,343	$—
State and municipal	3,304,133	—	3,304,133	—
Mortgage-backed	1,068,075	—	1,068,075	—
Asset-backed	4,490,565	—	4,490,565	—
Corporate	5,595,675	—	5,595,675	—
Foreign government	1,214,901	—	1,214,901	—
Total fixed maturity securities available for sale	16,528,692	—	16,528,692	—
Equity securities:
Common stocks	695,403	684,470	1,639	9,294
Preferred stocks	245,840	—	234,544	11,296
Total equity securities	941,243	684,470	236,183	20,590
Arbitrage trading account	1,179,606	1,153,079	26,527	—
Total	$18,649,541	$1,837,549	$16,791,402	$20,590
Liabilities:
Trading account securities sold but not yet purchased	$1,169	$1,137	$32	$—

    The following tables summarize changes in Level 3 assets and liabilities for the six months ended June 30, 2022 and for the year ended December 31, 2021:

Gains (Losses) Included In:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns / Maturities	Transfers In / (Out)	Ending Balance
Six Months Ended June 30, 2022
Assets:
Equity securities:
Common stocks	$9,294	$(4,743)	$—	$—	$—	$—	$—	$—	$4,551
Preferred stocks	11,296	—	—	—	925	(925)	—	—	11,296
Total	$20,590	$(4,743)	$—	$—	$925	$(925)	$—	$—	$15,847
Liabilities:
Trading account securities sold but not yet purchased	$—	$—	$—	$—	$—	$—	$—	$—	$—
Year Ended December 31, 2021
Assets:
Fixed maturities securities available for sale:
Corporate	$1,000	$—	$—	$—	$—	$(1,000)	$—	$—	$—
Total	1,000	—	—	—	—	(1,000)	—	—	—
Equity securities:
Common stocks	9,215	640	—	—	—	(561)	—	—	9,294
Preferred stocks	9,331	(35)	—	—	2,000	—	—	—	11,296
Total	18,546	605	—	—	2,000	(561)	—	—	20,590
Arbitrage trading account	—	8	—	—	—	(8)	—	—	—
Total	$19,546	$613	$—	$—	$2,000	$(1,569)	$—	$—	$20,590
Liabilities:
Trading account securities sold but not yet purchased	$—	$1	$—	$—	$(1)	$—	$—	$—	$—
    For the six months ended June 30, 2022 and for the year ended December 31, 2021, there were no securities transferred into or out of Level 3.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	June 30,
(In thousands)	2022	2021
Net reserves at beginning of period	$12,848,362	$11,620,393
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	2,748,725	2,308,309
Increase in estimates for claims occurring in prior years (2) (3)	9,765	1,530
Loss reserve discount accretion	16,579	15,399
Total	2,775,069	2,325,238
Net payments for claims:
Current year	318,129	279,703
Prior years	1,688,843	1,485,116
Total	2,006,972	1,764,819
Foreign currency translation	(94,526)	(16,153)
Net reserves at end of period	13,521,933	12,164,659
Ceded reserves at end of period	2,623,888	2,316,288
Gross reserves at end of period	$16,145,821	$14,480,947
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $15 million and $10 million for the six months ended June 30, 2022 and 2021, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $22 million and $16 million for the six months ended June 30, 2022 and 2021, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $3 million and $4 million for the six months ended June 30, 2022 and 2021, respectively.
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
As of June 30, 2022, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $303 million, of which $255 million relates to the Insurance segment and $48 million relates to the Reinsurance & Monoline Excess segment. Such $303 million of COVID-19-related losses included $292 million of reported losses and $11 million of IBNR. For the six months ended June 30, 2022, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $3 million, of which $1 million relates to the Insurance segment and $2 million relates to the Reinsurance & Monoline Excess segment.

During the six months ended June 30, 2022, favorable prior year development (net of additional and return premiums) of $3 million included $3 million of favorable development for the Insurance segment, slightly offset by $0.3 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on the 2020 and 2021 accident years, partially offset by adverse development on the 2015 through 2019 accident years. The favorable development on the 2020 and 2021 accident years was concentrated in the other liability lines of business, including products liability and commercial multi-peril liability, and to a lesser extent professional liability and workers’ compensation. The Company experienced lower reported claim frequency in these lines of business during 2020 and 2021 relative to historical averages, and continues to experience lower reported incurred losses relative to our expectations for these accident years as they develop during 2022. These trends began in 2020 and we believe were caused by the impacts of the COVID-19 pandemic, including for example, lockdowns, reduced driving/traffic and increased work from home. Due to the ongoing uncertainty regarding the ultimate impacts of the pandemic on accident years 2020 and 2021 incurred losses, the Company has been cautious in reacting to these lower trends in setting and updating its loss ratio estimates for these years. As these accident years have continued to mature, the Company has continued to recognize some of the favorable reported experience in its ultimate loss estimates made during 2022.
The adverse development on the 2015 through 2019 accident years is concentrated in the other liability and professional liability, including medical professional, lines of business, and to a lesser degree commercial auto liability. The development is driven by a larger than expected number of large losses reported. The Company believes social inflation is contributing to an increase in the frequency of large losses for these accident years. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The overall slight adverse development for the Reinsurance & Monoline Excess segment was driven mainly by adverse development in the professional liability and non-proportional reinsurance assumed property and liability lines of business, substantially offset by favorable development in excess workers’ compensation. The adverse development spread mainly across accident years 2015 through 2021 was associated primarily with our U.S. assumed reinsurance business and related to accounts insuring construction projects and professional liability exposures. The favorable excess workers’ compensation development was mainly in 2011 and prior accident years, and was driven by a review of the Company’s claim reporting patterns as well as a number of favorable claim settlements relative to expectations.
During the six months ended June 30, 2021, favorable prior year development (net of additional and return premiums) of $4 million included $12 million of favorable development for the Insurance segment, partially offset by $8 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on the 2020 accident year, partially offset by adverse development on the 2016 through 2019 accident years. The favorable development on the 2020 accident year was largely concentrated in the commercial auto liability and other liability lines of business. During 2020 the Company achieved larger rate increases in these lines of business than were contemplated in our budget and in our initial loss ratio selections. The Company also experienced significantly lower reported claim frequency in these lines in 2020 relative to historical averages, and lower reported incurred losses relative to our expectations. We believe that the lower claim frequency and lower reported incurred losses were caused by the impacts of the COVID-19 pandemic, for example, lockdowns, reduced driving and traffic, work from home, court closures, etc.; however, due to the ongoing uncertainty regarding the ultimate impacts of the pandemic on accident year 2020 incurred losses, the Company did not adjust its reserves due to these lower trends during 2020. However, as the accident year has begun to mature, the Company has recognized some of the favorable accident year 2020 experience in its ultimate loss estimates made as of June 30, 2021. The adverse development on the 2016 through 2019 accident years is concentrated in the other liability line of business, and is driven by a larger number than expected of large losses reported. The large losses particularly impacted directors and officers liability and excess and surplus lines casualty classes of business.
The overall adverse development for the Reinsurance & Monoline Excess segment was mainly concentrated in the non-proportional reinsurance assumed liability and non-proportional reinsurance assumed property lines of business, related to accident years 2018 through 2020. The development was driven by higher than expected reported losses on excess of loss treaties written in the U.S. and U.K.

(18) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2022		December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$16,851,514	$16,857,031	$16,602,673	$16,614,118
Equity securities	1,155,326	1,155,326	941,243	941,243
Arbitrage trading account	1,142,003	1,142,003	1,179,606	1,179,606
Loans receivable	113,483	112,072	115,172	116,534
Cash and cash equivalents	1,316,603	1,316,603	1,568,843	1,568,843
Trading account receivables from brokers and clearing organizations	9,937	9,937	—	—
Due from broker	—	—	20,448	20,448
Liabilities:
Due to broker	49,178	49,178	—	—
Trading account payable to brokers and clearing organizations	—	—	53,636	53,636
Trading account securities sold but not yet purchased	68	68	1,169	1,169
Senior notes and other debt	1,832,273	1,558,985	2,259,416	2,526,630
Subordinated debentures	1,008,011	810,028	1,007,652	1,095,600
    The estimated fair values of the Company’s fixed maturity securities, equity securities and arbitrage trading account securities are based on various valuation techniques that rely on fair value measurements as described in Note 16. The fair value of loans receivable are estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics, which is considered a Level 2 input. The fair value of the senior notes and other debt and the subordinated debentures is based on spreads for similar securities, which is considered a Level 2 input.

(19) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2022	2021	2022	2021
Written premiums:
Direct	$2,757,739	$2,395,114	$5,300,075	$4,572,276
Assumed	294,662	266,122	612,163	573,672
Ceded	(466,766)	(449,055)	(913,349)	(883,729)
Total net premiums written	$2,585,635	$2,212,181	$4,998,889	$4,262,219

Earned premiums:
Direct	$2,511,579	$2,151,739	$4,916,177	$4,154,784
Assumed	292,547	259,166	584,920	518,707
Ceded	(446,968)	(439,281)	(894,853)	(851,911)
Total net premiums earned	$2,357,158	$1,971,624	$4,606,244	$3,821,580

Ceded losses and loss expenses incurred	$305,196	$255,163	$548,490	$553,903
Ceded commissions earned	$116,991	$106,834	$234,436	$208,515

The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the six months ended June 30, 2022 and 2021:

(In thousands)	2022	2021
Allowance for expected credit losses, beginning of period	$25,218	$22,883
Provision for expected credit losses	5,339	1,925
Allowance for expected credit losses, end of period	$30,557	$24,808
The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended June 30, 2022 and 2021:

(In thousands)	2022	2021
Allowance for expected credit losses, beginning of period	$28,236	$24,264
Provision for expected credit losses	2,321	544
Allowance for expected credit losses, end of period	$30,557	$24,808
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses.
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the six months ended June 30, 2022 and 2021:

(In thousands)	2022	2021
Allowance for expected credit losses, beginning of period	$7,713	$7,801
Change in expected credit losses	31	(518)
Allowance for expected credit losses, end of period	$7,744	$7,283
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended June 30, 2022 and 2021:

(In thousands)	2022	2021
Allowance for expected credit losses, beginning of period	$7,655	$7,373
Change in expected credit losses	89	(90)
Allowance for expected credit losses, end of period	$7,744	$7,283

(20) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $22 million and $23 million for the six months ended June 30, 2022 and 2021 respectively. A summary of RSUs issued in the six months ended June 30, 2022 and 2021 follows:

($ in thousands)	Units	Fair Value
2022	6,918	$450
2021	2,297	$115

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
The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2022	2021	2022	2021
Leases:
Lease cost	$12,152	$11,429	$22,351	$22,693
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$11,054	$11,920	$22,047	$23,297
Right-of-use assets obtained (reduced) in exchange for new lease liabilities	$2,933	$(181)	$20,202	$(151)

	As of June 30,
($ in thousands)	2022	2021
Right-of-use assets	$171,871	$148,455
Lease liabilities	$207,959	$185,738
Weighted-average remaining lease term	7.2 years	6.7 years
Weighted-average discount rate	4.53%	5.95%
Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	June 30, 2022
Contractual Maturities:
2022	$23,209
2023	44,933
2024	39,548
2025	29,704
2026	23,188
Thereafter	78,322
Total undiscounted future minimum lease payments	238,904
Less: Discount impact	30,945
Total lease liability	$207,959

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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended June 30, 2022
Insurance	$2,070,157	$114,124	$8,335	$2,192,616	$347,461	$276,133
Reinsurance & Monoline Excess	287,001	57,111	—	344,112	92,177	73,374
Corporate, other and eliminations (3)	—	339	147,375	147,714	(45,521)	(36,149)
Net investment gains	—	—	(171,555)	(171,555)	(171,555)	(134,036)
Total	$2,357,158	$171,574	$(15,845)	$2,512,887	$222,562	$179,322
Three months ended June 30, 2021
Insurance	$1,727,202	$116,703	$8,212	$1,852,117	$291,290	$230,313
Reinsurance & Monoline Excess	244,422	46,879	—	291,301	74,794	59,334
Corporate, other and eliminations (3)	—	4,605	124,000	128,604	(90,208)	(71,209)
Net investment gains	—	—	24,064	24,064	24,064	18,800
Total	$1,971,624	$168,187	$156,276	$2,296,086	$299,940	$237,238
Six months ended June 30, 2022
Insurance	$4,032,991	$251,778	$17,012	$4,301,781	$729,873	$591,685
Reinsurance & Monoline Excess	573,253	84,534	—	657,787	149,805	120,454
Corporate, other and eliminations (3)	—	8,774	265,245	274,019	(119,393)	(95,966)
Net investment gains	—	—	194,710	194,710	194,710	153,787
Total	$4,606,244	$345,086	$476,967	$5,428,297	$954,995	$769,960
Six Months Ended June 30, 2021
Insurance	$3,332,181	$221,941	$16,490	$3,570,612	$548,399	$429,022
Reinsurance & Monoline Excess	489,399	84,587	—	573,986	143,443	113,806
Corporate, other and eliminations (3)	—	20,236	229,218	249,454	(154,737)	(123,817)
Net investment losses	—	—	58,903	58,903	58,903	47,752
Total	$3,821,580	$326,764	$304,611	$4,452,955	$596,008	$466,763
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.

(2) Revenues for Insurance from foreign countries for the three months ended June 30, 2022 and 2021 were $263 million and $221 million, respectively, and for the six months ended June 30, 2022 and 2021 were $498 million and $418 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign countries for the three months ended June 30, 2022 and 2021 were $93 million and $90 million, respectively, and for the six months ended June 30, 2022 and 2021 were $189 million and $178 million, respectively.
(3) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	June 30, 2022	December 31, 2021
Insurance	$25,671,814	$24,403,918
Reinsurance & Monoline Excess	4,924,298	4,917,985
Corporate, other and eliminations	2,096,335	2,725,973
Consolidated	$32,692,447	$32,047,876

    Net premiums earned by major line of business are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2022	2021	2022	2021
Insurance:
Other liability	$789,363	$646,321	$1,538,754	$1,255,582
Short-tail lines (1)	401,768	339,890	776,980	664,630
Workers' compensation	299,645	291,471	585,067	558,920
Commercial automobile	301,741	237,444	583,975	458,205
Professional liability	277,640	212,077	548,215	394,844
Total Insurance	2,070,157	1,727,202	4,032,991	3,332,181

Reinsurance & Monoline Excess:
Casualty reinsurance	190,659	152,531	374,781	302,169
Monoline excess (2)	54,611	48,247	106,507	94,120
Property reinsurance	41,731	43,644	91,965	93,110
Total Reinsurance & Monoline Excess	287,001	244,422	573,253	489,399

Total	$2,357,158	$1,971,624	$4,606,244	$3,821,580
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
The COVID-19 pandemic, including the related impact on the U.S. and global economies, continued to adversely affect our results of operations. For the six months ended June 30, 2022, the Company recorded approximately $3 million for current accident year COVID-19-related losses, net of reinsurance. At the same time, COVID-19 has led to reduced loss frequency in certain lines of business (which has begun to return to pre-pandemic levels as many economies and legal systems have reopened as a result of higher levels of vaccination). The ultimate impact of COVID-19 on the economy and the Company’s results of operations, financial position and liquidity is not within the Company’s control and remains unclear due to, among other factors, uncertainty in connection with its claims, reserves and reinsurance recoverables.

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
    Our net reserves for losses and loss expenses of approximately $13.5 billion as of June 30, 2022 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $2.9 billion, or 21%, of the Company’s net loss reserves as of June 30, 2022 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.

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
    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	June 30, 2022	December 31, 2021
Insurance	$10,657,879	$10,060,420
Reinsurance & Monoline Excess	2,864,054	2,787,942
Net reserves for losses and loss expenses	13,521,933	12,848,362
Ceded reserves for losses and loss expenses	2,623,888	2,542,526
Gross reserves for losses and loss expenses	$16,145,821	$15,390,888

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
June 30, 2022
Other liability	$1,760,193	$3,590,784	$5,350,977
Workers’ compensation (1)	1,020,485	924,892	1,945,377
Professional liability	483,342	1,123,842	1,607,184
Commercial automobile	559,106	474,334	1,033,440
Short-tail lines (2)	320,801	400,100	720,901
Total Insurance	4,143,927	6,513,952	10,657,879
Reinsurance & Monoline Excess (1) (3)	1,497,475	1,366,579	2,864,054
Total	$5,641,402	$7,880,531	$13,521,933

December 31, 2021
Other liability	$1,724,907	$3,319,665	$5,044,572
Workers’ compensation (1)	1,016,014	903,448	1,919,462
Professional liability	468,680	1,019,344	1,488,024
Commercial automobile	504,821	424,382	929,203
Short-tail lines (2)	322,917	356,242	679,159
Total Insurance	4,037,339	6,023,081	10,060,420
Reinsurance & Monoline Excess (1) (3)	1,475,623	1,312,319	2,787,942
Total	$5,512,962	$7,335,400	$12,848,362
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $420 million and $452 million as of June 30, 2022 and December 31, 2021, respectively.
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
    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the six months ended June 30, 2022 and 2021 are as follows:

(In thousands)	2022	2021
Net increase in prior year loss reserves	$(9,765)	$(1,530)
Increase in prior year earned premiums	12,412	5,384
Net favorable prior year development	$2,647	$3,854
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
As of June 30, 2022, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $303 million, of which $255 million relates to the Insurance segment and $48 million relates to the Reinsurance & Monoline Excess segment. Such $303 million of COVID-19-related losses included $292 million of reported losses and $11 million of IBNR. For the six months ended June 30, 2022, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $3 million, of which $1 million relates to the Insurance segment and $2 million relates to the Reinsurance & Monoline Excess segment.
During the six months ended June 30, 2022, favorable prior year development (net of additional and return premiums) of $3 million included $3 million of favorable development for the Insurance segment, slightly offset by $0.3 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on the 2020 and 2021 accident years, partially offset by adverse development on the 2015 through 2019 accident years. The favorable development on the 2020 and 2021 accident years was concentrated in the other liability lines of business, including products liability and commercial multi-peril liability, and to a lesser extent professional liability and workers’ compensation. The Company experienced lower reported claim frequency in these lines of business during 2020 and 2021 relative to historical averages, and continues to experience lower reported incurred losses relative to our expectations for these accident years as they develop during 2022. These trends began in 2020 and we believe were caused by the impacts of the COVID-19 pandemic, including for example, lockdowns, reduced driving/traffic and increased work from home. Due to the ongoing uncertainty regarding the ultimate impacts of the pandemic on accident years 2020 and 2021 incurred losses, the Company has been cautious in reacting to these lower trends in setting and updating its loss ratio estimates for these years. As these accident years have continued to mature, the Company has continued to recognize some of the favorable reported experience in its ultimate loss estimates made during 2022.

The adverse development on the 2015 through 2019 accident years is concentrated in the other liability and professional liability, including medical professional, lines of business, and to a lesser degree commercial auto liability. The development is driven by a larger than expected number of large losses reported. The Company believes social inflation is contributing to an increase in the frequency of large losses for these accident years. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The overall slight adverse development for the Reinsurance & Monoline Excess segment was driven mainly by adverse development in the professional liability and non-proportional reinsurance assumed property and liability lines of business, substantially offset by favorable development in excess workers’ compensation. The adverse development spread mainly across accident years 2015 through 2021 was associated primarily with our U.S. assumed reinsurance business and related to accounts insuring construction projects and professional liability exposures. The favorable excess workers’ compensation development was mainly in 2011 and prior accident years, and was driven by a review of the Company’s claim reporting patterns as well as a number of favorable claim settlements relative to expectations.
During the six months ended June 30, 2021, favorable prior year development (net of additional and return premiums) of $4 million included $12 million of favorable development for the Insurance segment, partially offset by $8 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on the 2020 accident year, partially offset by adverse development on the 2016 through 2019 accident years. The favorable development on the 2020 accident year was largely concentrated in the commercial auto liability and other liability lines of business. During 2020 the Company achieved larger rate increases in these lines of business than were contemplated in our budget and in our initial loss ratio selections. The Company also experienced significantly lower reported claim frequency in these lines in 2020 relative to historical averages, and lower reported incurred losses relative to our expectations. We believe that the lower claim frequency and lower reported incurred losses were caused by the impacts of the COVID-19 pandemic, for example, lockdowns, reduced driving and traffic, work from home, court closures, etc.; however, due to the ongoing uncertainty regarding the ultimate impacts of the pandemic on accident year 2020 incurred losses, the Company did not adjust its reserves due to these lower trends during 2020. However, as the accident year has begun to mature, the Company has recognized some of the favorable accident year 2020 experience in its ultimate loss estimates made as of June 30, 2021. The adverse development on the 2016 through 2019 accident years is concentrated in the other liability line of business, and is driven by a larger number than expected of large losses reported. The large losses particularly impacted directors and officers liability and excess and surplus lines casualty classes of business.
The overall adverse development for the Reinsurance & Monoline Excess segment was mainly concentrated in the non-proportional reinsurance assumed liability and non-proportional reinsurance assumed property lines of business, related to accident years 2018 through 2020. The development was driven by higher than expected reported losses on excess of loss treaties written in the U.S. and U.K.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,280 million and $1,387 million at June 30, 2022 and December 31, 2021, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $420 million and $452 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.3%.
    Substantially all of the workers’ compensation discount (97% of total discounted reserves at June 30, 2022) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at June 30, 2022), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $59 million at June 30, 2022 and $60 million at December 31, 2021. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2022 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	42	$124,609	$52,655
Corporate	12	46,437	5,739
State and municipal	1	13,248	1,756
Mortgage-backed	11	3,513	144
Asset-backed	3	87	24
Total	69	$187,894	$60,318
    As of June 30, 2022, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $33 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $2 million as of June 30, 2022 and December 31, 2021.
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
    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of June 30, 2022:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$16,136,447	96.0%
Syndicate manager	62,758	0.4
Directly by the Company based on:
Observable data	601,795	3.6
Total	$16,801,000	100.0%
    Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2022, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.

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

Results of Operations for the Six Months Ended June 30, 2022 and 2021
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2022 and 2021. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2022	2021
Insurance:
Gross premiums written	$5,256,464	$4,561,859
Net premiums written	4,399,416	3,734,036
Net premiums earned	4,032,991	3,332,181
Loss ratio	60.3%	61.3%
Expense ratio	27.9%	28.9%
GAAP combined ratio	88.2%	90.2%
Reinsurance & Monoline Excess:
Gross premiums written	$655,773	$584,089
Net premiums written	599,473	528,183
Net premiums earned	573,253	489,399
Loss ratio	60.2%	57.4%
Expense ratio	28.4%	30.6%
GAAP combined ratio	88.6%	88.0%
Consolidated:
Gross premiums written	$5,912,237	$5,145,948
Net premiums written	4,998,889	4,262,219
Net premiums earned	4,606,244	3,821,580
Loss ratio	60.2%	60.8%
Expense ratio	28.0%	29.1%
GAAP combined ratio	88.2%	89.9%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the six months ended June 30, 2022 and 2021:

(In thousands, except per share data)	2022	2021
Net income to common stockholders	$769,960	$466,763
Weighted average diluted shares	279,327	280,478
Net income per diluted share	$2.76	$1.66
    The Company reported net income to common stockholders of $770 million in 2022 compared to $467 million in 2021. The $303 million increase in net income was primarily due to an after-tax increase in underwriting income of $128 million mainly due to the growth in premium rates and exposure as well as reductions in loss ratio and expense ratio driven by net earned premium growth outpacing expense growth, an after-tax increase in net investment gains of $110 million primarily due to sale of a real estate investment in London partly offset by the loss from change in market value on equity securities, an after-tax increase in foreign currency gains of $30 million as the U.S. dollar strengthened against the majority of other currencies in 2022, an after-tax increase in net investment income of $15 million primarily due to rising interest rates on fixed maturity securities, a reduction of $13 million in tax expense due to a change in the effective tax rate, an after-tax reduction on debt extinguishment expense of $9 million for debt redeemed in 2021, an after-tax reduction in interest expense of $6 million due to debt repayments at maturity and refinancings, an after-tax increase in profits from non-insurance businesses of $4 million and an after-tax increase in insurance service income of $2 million, partially offset by an after-tax increase in corporate expenses of $14 million mainly due to increased performance-based compensation costs. The number of weighted average diluted shares decreased by 1.2 million for 2022 compared to 2021, mainly reflecting shares repurchased in 2021.

    Premiums. Gross premiums written were $5,912 million in 2022, an increase of 15% from $5,146 million in 2021. The increase was due to a $694 million increase in the Insurance segment and a $72 million increase in the Reinsurance & Monoline Excess segment. Approximately 82% of premiums expiring in 2022 were renewed, and 81% of premiums expiring in 2021 were renewed.
    Average renewal premium rates for insurance and facultative reinsurance increased 6.4% in 2022 when adjusted for changes in exposures, and increased 7.5% excluding workers' compensation.
    A summary of gross premiums written in 2022 compared with 2021 by line of business within each business segment follows:
•Insurance - gross premiums increased 15% to $5,256 million in 2022 from $4,562 million in 2021. Gross premiums increased $323 million (20%) for other liability, $194 million (19%) for short-tail lines, $88 million (16%) for commercial auto, $57 million (8%) for professional liability and $32 million (5%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums increased 12% to $656 million in 2022 from $584 million in 2021. Gross premiums increased $59 million (17%) for casualty reinsurance, $8 million (6%) for monoline excess and $5 million (5%) for property reinsurance.
    Net premiums written were $4,999 million in 2022, an increase of 17% from $4,262 million in 2021 due in part to our decision to retain more business. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2022, down from 17% in 2021.
    Premiums earned increased 21% to $4,606 million in 2022 from $3,822 million in 2021. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2022 are related to business written during both 2022 and 2021. Audit premiums were $142 million in 2022 compared with $84 million in 2021 due to an increase in exposures.
    Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2022 and 2021:

	Amount		Average Annualized Yield
($ in thousands)	2022	2021	2022	2021
Fixed maturity securities, including cash and cash equivalents and loans receivable	$225,673	$191,673	2.4%	2.2%
Investment funds	85,874	100,246	10.9	14.8
Equity securities	23,653	13,392	4.8	4.9
Arbitrage trading account	13,313	22,989	2.3	8.4
Real estate	595	2,032	0.1	0.2
Gross investment income	349,108	330,332	2.9	3.1
Investment expenses	(4,022)	(3,568)	—	—
Total	$345,086	$326,764	2.9%	3.0%
    Net investment income increased 6% to $345 million in 2022 from $327 million in 2021 due primarily to a $34 million increase in income from fixed maturity securities mainly driven by increased investment in bonds and rising interest rates and a $10 million increase from equity securities, partially offset by a $14 million decrease in income from investment funds primarily due to financial services funds, a $10 million decrease from the arbitrage trading account, a $1 million decrease in real estate and a $1 million increase in investment expenses. The Company maintained the short duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. We expect investment income to increase as interest rates continue to move higher. Average invested assets, at cost (including cash and cash equivalents), were $23.9 billion in 2022 and $21.6 billion in 2021.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $54 million in 2022 from $48 million in 2021, mainly due to the business recovery from the pandemic.

    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $206 million in 2022 compared with $72 million in 2021. The gains of $206 million in 2022 reflected net realized gains on investments of $244 million (primarily a $251 million net gain from the sale of a real estate investment in London after transaction expenses and the foreign currency impact, including the reversal of the currency translation adjustment) partially offset by an increase in unrealized losses on equity securities of $38 million. In 2021, the gains of $72 million reflected net realized gains on investments of $115 million (primarily due to the sale of certain real estate assets and the disposition of an investment fund) partially offset by an increase in unrealized losses on equity securities of $43 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the six months ended June 30, 2022, the pre-tax change in allowance for expected credit losses on investments increased by $11 million ($9 million after-tax), which is reflected in net investment gains (losses), primarily due to change in estimate. For the six months ended June 30, 2021, the pre-tax change in allowance for expected credit losses on investments increased by $13 million ($10 million after-tax), which is reflected in net investment gains (losses), primarily related to foreign government securities which did not previously have an allowance.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $226 million in 2022 and $197 million in 2021. The increase mainly relates to the business recovery from COVID-19 on promotional merchandise and textile business, as well as a newly acquired commercial and residential textile business in 2022.
    Losses and Loss Expenses. Losses and loss expenses increased to $2,775 million in 2022 from $2,325 million in 2021. The consolidated loss ratio was 60.2% in 2022 and 60.8% in 2021. Catastrophe losses, net of reinsurance recoveries, were $87 million (including current accident year losses of approximately $3 million related to COVID-19) in 2022 and $80 million (including losses of approximately $40 million related to COVID-19) in 2021. Favorable prior year reserve development (net of premium offsets) was $3 million in 2022 and $4 million in 2021. The loss ratio excluding catastrophe losses and prior year reserve development was 58.4% in 2022 and 58.8% in 2021.
    A summary of loss ratios in 2022 compared with 2021 by business segment follows:
•Insurance - The loss ratio was 60.3% in 2022 and 61.3% in 2021. Catastrophe losses were $51 million in 2022 compared with $70 million in 2021. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $1 million. Favorable prior year reserve development was $3 million in 2022 and $12 million in 2021. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.6 points to 59.1% in 2022 from 59.7% in 2021.
•Reinsurance & Monoline Excess - The loss ratio was 60.2% in 2022 and 57.4% in 2021. Catastrophe losses were $36 million in 2022 compared with $10 million in 2021. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $2 million. Adverse prior year reserve development was $0.3 million in 2022 and $8 million in 2021. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.3 points to 53.8% in 2022 from 53.5% in 2021.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the six months ended June 30, 2022 and 2021:

($ in thousands)	2022	2021
Policy acquisition and insurance operating expenses	$1,288,547	$1,111,483
Insurance service expenses	46,356	42,575
Net foreign currency gains	(43,995)	(6,719)
Debt extinguishment costs	—	11,520
Other costs and expenses	122,810	105,114
Total	$1,413,718	$1,263,973
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 16% and net premiums earned increased 21% from 2021. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) was 28.0% in 2022, down from 29.1% in 2021. The improvement is primarily attributable to higher net premiums earned outpacing compensation expense growth. However, to the extent our net premiums earned decrease or travel and entertainment expenses increase, due to the impact of the COVID-19 pandemic or otherwise, our expense ratio would be expected to increase.
    Service expenses, which represent the costs associated with the fee-based businesses, were $46 million in 2022 and $43 million in 2021.
    Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $44 million in 2022 compared to $7 million in 2021. The increase in gains is primarily related to the strengthening of the U.S. dollar compared to the majority of other currencies in 2022 versus 2021.
Debt extinguishment costs of $12 million in 2021 related to the redemption of $400 million of subordinated debentures in March and June 2021 that were due in 2056.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $123 million in 2022 from $105 million in 2021, primarily due to the increase in performance-based compensation costs in 2022.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $218 million in 2022 compared to $193 million in 2021. The increase mainly relates to the business recovery from COVID-19 on promotional merchandise and textile business, as well as a newly acquired residential and commercial textile business in 2022.
Interest Expense. Interest expense was $67 million in 2022 and $75 million in 2021. In March 2021, the Company issued $400 million aggregate principal amount of 3.55% senior notes due 2052 and redeemed its $110 million aggregate principal amount of 5.90% subordinated debentures due 2056. In June 2021, the Company redeemed the $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056. In September 2021, the Company issued $350 million aggregate principal amount of 3.15% senior notes due 2061.
In the first quarter of 2022, the Company repaid at maturity its $77 million aggregate principal amount of 8.7% senior notes in January and its $350 million aggregate principal amount of 4.625% senior notes in March. The above redemptions during the six months ended June 30, 2021 resulted in debt extinguishment costs of $12 million. Additionally, in the second quarter of 2021, the Company sold a real estate asset, which resulted in a $102 million reduction of the Company's non-recourse debt that was supporting the property.
The maturity and redemption of senior notes and debentures and issuance of additional senior notes and debentures in 2022 and 2021 decreased interest expense in 2022.
Income Taxes. The effective income tax rate was 19.1% and 21.2% for the six months ended June 30, 2022 and 2021, respectively. The lower effective income tax rate for the six months ended June 30, 2022, compared to the year earlier period, was primarily due to a net reduction to the Company’s valuation allowance against foreign tax credits and foreign net operating losses.

    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $130.0 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

Results of Operations for the Three Months Ended June 30, 2022 and 2021
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2022 and 2021. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2022	2021
Insurance:
Gross premiums written	$2,771,665	$2,421,846
Net premiums written	2,326,125	1,994,212
Net premiums earned	2,070,157	1,727,202
Loss ratio	61.0%	61.4%
Expense ratio	27.7%	28.5%
GAAP combined ratio	88.7%	89.9%
Reinsurance & Monoline Excess:
Gross premiums written	$280,736	$239,390
Net premiums written	259,510	217,969
Net premiums earned	287,001	244,422
Loss ratio	60.4%	58.2%
Expense ratio	27.4%	30.4%
GAAP combined ratio	87.8%	88.6%
Consolidated:
Gross premiums written	$3,052,401	$2,661,236
Net premiums written	2,585,635	2,212,181
Net premiums earned	2,357,158	1,971,624
Loss ratio	60.9%	61.0%
Expense ratio	27.7%	28.7%
GAAP combined ratio	88.6%	89.7%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended June 30, 2022 and 2021:

(In thousands, except per share data)	2022	2021
Net income to common stockholders	$179,322	$237,238
Weighted average diluted shares	279,525	280,659
Net income per diluted share	$0.64	$0.85
    The Company reported net income to common stockholders of $179 million in 2022 compared to $237 million in 2021. The $58 million decrease in net income was primarily due to an after-tax decrease in net investment gains of $158 million mainly due to change in market value on equity securities and an after-tax increase in corporate expenses of $7 million mainly due to increased performance-based compensation costs, partially offset by an after-tax increase in underwriting income of $53 million mainly due to the growth in premium rates and exposure as well as reductions in expense ratio driven by net earned premium growth outpacing expense growth, an after-tax increase in foreign currency gains of $31 million due to strengthening of the U.S dollar against the majority of other currencies, an after-tax reduction on debt extinguishment expense of $6 million for debt redeemed in June 2021, an after-tax reduction in interest expenses of $5 million due to lower interest rates from refinancings, a reduction of $4 million in tax expense due to a change in the effective tax rate, an after-tax increase in net investment income of $3 million, an after-tax increase in profits from non-insurance businesses of $3 million and an after-tax increase of $2 million in insurance service income. The number of weighted average diluted shares decreased by 1.1 million for 2022 compared to 2021, mainly reflecting shares repurchased in 2021.

    Premiums. Gross premiums written were $3,052 million in 2022, an increase of 15% from $2,661 million in 2021. The increase was due to a $350 million increase in the Insurance segment and a $41 million increase in the Reinsurance & Monoline Excess segment. Approximately 82% of premiums expiring in 2022 were renewed, and 81% of premiums expiring in 2021 were renewed.
    Average renewal premium rates for insurance and facultative reinsurance increased 5.8% in 2022 when adjusted for changes in exposures, and increased 6.8% excluding workers' compensation.
    A summary of gross premiums written in 2022 compared with 2021 by line of business within each business segment follows:
•Insurance - gross premiums increased 14% to $2,772 million in 2022 from $2,422 million in 2021. Gross premiums increased $167 million (20%) for other liability, $111 million (20%) for short-tail lines, $54 million (18%) for commercial auto, $15 million (5%) for workers' compensation and $3 million (1%) for professional liability.
•Reinsurance & Monoline Excess - gross premiums increased 17% to $280 million in 2022 from $239 million in 2021. Gross premiums increased $34 million (21%) for casualty reinsurance, $6 million (12%) for property reinsurance and $1 million (5%) for monoline excess.
    Net premiums written were $2,586 million in 2022, an increase of 17% from $2,212 million in 2021 due in part to our decision to retain more business. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2022, down from 17% in 2021.
    Premiums earned increased 20% to $2,357 million in 2022 from $1,972 million in 2021. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2022 are related to business written during both 2022 and 2021. Audit premiums were $72 million in 2022 compared with $52 million in 2021 due to an increase in exposures.
    Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2022 and 2021:

	Amount		Average Annualized Yield
($ in thousands)	2022	2021	2022	2021
Fixed maturity securities, including cash and cash equivalents and loans receivable	$124,389	$96,996	2.6%	2.2%
Investment funds	33,861	61,311	8.3	17.9
Equity securities	12,797	7,212	4.9	5.2
Arbitrage trading account	4,127	3,914	1.4	2.5
Real estate	(1,551)	872	(0.5)	0.2
Gross investment income	173,623	170,305	2.9	3.1
Investment expenses	(2,049)	(2,118)	—	—
Total	$171,574	$168,187	2.8%	3.1%
    Net investment income increased 2% to $172 million in 2022 from $168 million in 2021 due primarily to a $27 million increase in income from fixed maturity securities mainly driven by increased investment in bonds and rising interest rates and a $6 million increase from equity securities, partially offset by a $27 million decrease in income from investment funds primarily due to financial services funds and a $2 million decrease in real estate. The Company maintained the short duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. We expect investment income to increase as interest rates continue to move higher. Average invested assets, at cost (including cash and cash equivalents), were $24.1 billion in 2022 and $21.9 billion in 2021.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $26 million in 2022 from $22 million in 2021, mainly due to the business recovery from the pandemic.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized losses on investments were $164 million in 2022 compared with net gains of $20 million in 2021. The losses of $164 million in 2022 reflected net realized losses on investments of $32 million (primarily due to foreign exchange losses on investments) and an increase in unrealized losses on equity securities of $132 million. In 2021, the gains of $20 million reflected net realized gains on investments of $39 million (primarily due to the sale of certain real estate assets) partially offset by an increase in unrealized losses on equity securities of $19 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the three months ended June 30, 2022, the pre-tax change in allowance for expected credit losses on investments increased by $8 million ($6 million after-tax), which is reflected in net investment gains (losses), primarily due to change in estimate. For the three months ended June 30, 2021, the pre-tax change in allowance for expected credit losses on investments decreased by $4 million ($3 million after-tax), which is reflected in net investment gains (losses), primarily related to the disposition of loans which were previously impaired.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $128 million in 2022 and $109 million in 2021. The increase mainly relates to the business recovery from COVID-19 on promotional merchandise and textile business, as well as a newly acquired residential and commercial textile business in 2022.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,436 million in 2022 from $1,204 million in 2021. The consolidated loss ratio was 60.9% in 2022 and 61.0% in 2021. Catastrophe losses, net of reinsurance recoveries, were $58 million (including current accident year losses of approximately $2 million related to COVID-19) in 2022 and $44 million (including losses of approximately $25 million related to COVID-19) in 2021. Favorable prior year reserve development (net of premium offsets) was $2 million in 2022 and $0.4 million in 2021. The loss ratio excluding catastrophe losses and prior year reserve development was 58.5% in 2022 and 58.8% in 2021.
    A summary of loss ratios in 2022 compared with 2021 by business segment follows:
•Insurance - The loss ratio was 61.0% in 2022 and 61.4% in 2021. Catastrophe losses were $40 million in 2022 compared with $37 million in 2021. Adverse prior year reserve development was $3 million in 2022 and $6 million favorable prior year reserve development in 2021. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.9 points to 58.9% in 2022 from 59.8% in 2021.
•Reinsurance & Monoline Excess - The loss ratio was 60.4% in 2022 and 58.2% in 2021. Catastrophe losses were $18 million in 2022 compared with $7 million in 2021. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $2 million. Favorable prior year reserve development was $5 million in 2022 and $6 million adverse prior year reserve development in 2021. The loss ratio excluding catastrophe losses and prior year reserve development increased 3.0 points to 55.9% in 2022 from 52.9% in 2021.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended June 30, 2022 and 2021:

($ in thousands)	2022	2021
Policy acquisition and insurance operating expenses	$653,093	$565,733
Insurance service expenses	23,890	21,789
Net foreign currency gains	(39,827)	(1,125)
Debt extinguishment costs	—	7,903
Other costs and expenses	62,663	53,405
Total	$699,819	$647,705
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 15% and net premiums earned increased 20% from 2021. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) was 27.7% in 2022, down from 28.7% in 2021. The improvement is primarily attributable to higher net premiums earned outpacing compensation expense growth. However, to the extent our net premiums earned decrease or travel and entertainment expenses increase, due to the impact of the COVID-19 pandemic or otherwise, our expense ratio would be expected to increase.
    Service expenses, which represent the costs associated with the fee-based businesses, were $24 million in 2022 and $22 million in 2021.
    Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $40 million in 2022 compared to $1 million in 2021. The increase in gains is primarily due to the strengthening of the U.S. dollar compared to the majority of other currencies in 2022 versus 2021.
Debt extinguishment costs of $8 million in 2021 related to the redemption of a $290 million subordinated debenture in June 2021 that was due in 2056.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $63 million in 2022 from $53 million in 2021, primarily due to the increase in performance-based compensation costs in 2022.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $123 million in 2022 compared to $107 million in 2021. The increase mainly relates to the business recovery from COVID-19 on promotional merchandise and textile business, as well as a newly acquired residential and commercial textile business in 2022.
Interest Expense. Interest expense was $32 million in 2022 and $38 million in 2021. In March 2021, the Company issued $400 million aggregate principal amount of 3.55% senior notes due 2052 and redeemed its $110 million aggregate principal amount of 5.90% subordinated debentures due 2056. In June 2021, the Company redeemed the $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056. In September 2021, the Company issued $350 million aggregate principal amount of 3.15% senior notes due 2061.
In the first quarter of 2022, the Company repaid at maturity its $77 million aggregate principal amount of 8.7% senior notes in January and its $350 million aggregate principal amount of 4.625% senior notes in March. The above redemptions during the three months ended June 30, 2021 resulted in debt extinguishment costs of $8 million. Additionally, in the second quarter of 2021, the Company sold a real estate asset, which resulted in a $102 million reduction of the Company's non-recourse debt that was supporting the property.
The maturity and redemption of senior notes and debentures and issuance of additional senior notes and debentures in 2022 and 2021 decreased interest expense in 2022.
Income Taxes. The effective income tax rate was 19.4% and 20.8% for the three months ended June 30, 2022 and 2021, respectively. The lower effective income tax rate for the three months ended June 30, 2022, compared to the year earlier period, was primarily due to lower taxes on foreign earnings.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $130.0 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, were both 2.4 years at June 30, 2022 and December 31, 2021. The Company’s fixed maturity investment portfolio and investment-related assets as of June 30, 2022 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$720,914	3.1%
State and municipal:
Special revenue	1,867,636	7.9
Local general obligation	416,940	1.8
State general obligation	414,939	1.7
Pre-refunded (1)	203,899	0.9
Corporate backed	160,208	0.7
Total state and municipal	3,063,622	13.0
Mortgage-backed:
Agency	821,398	3.5
Commercial	405,597	1.7
Residential-Prime	250,052	1.1
Residential-Alt A	4,207	—
Total mortgage-backed	1,481,254	6.3
Asset-backed	4,292,488	18.2
Corporate:
Industrial	3,215,637	13.7
Financial	1,811,661	7.7
Utilities	422,101	1.8
Other	239,726	1.0
Total corporate	5,689,125	24.2
Foreign government and foreign government agencies	1,604,111	6.8
Total fixed maturity securities	16,851,514	71.6
Equity securities:
Common stocks	932,672	4.0
Preferred stocks	222,654	0.9
Total equity securities	1,155,326	4.9
Investment funds	1,702,270	7.2
Real estate	1,304,094	5.5
Cash and cash equivalents (2)	1,277,294	5.4
Arbitrage trading account	1,142,003	4.9
Loans receivable	113,483	0.5
Total investments	$23,545,984	100.0%
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
The Company’s philosophy related to holding or selling fixed maturity securities is based on its objective of maximizing total return. The key factors that management considers in its investment decisions as to whether to hold or sell fixed maturity securities are its view of the underlying fundamentals of specific securities as well as its expectations regarding interest rates, credit spreads and currency values. In a period in which management expects interest rates to rise, the Company may sell longer duration securities in order to mitigate the impact of an interest rate rise on the fair value of the portfolio. Similarly, in a period in which management expects credit spreads to widen, the Company may sell lower quality securities, and in a period in which management expects certain foreign currencies to decline in value, the Company may sell securities denominated in those foreign currencies. The sale of fixed maturity securities in order to achieve the objective of maximizing total return may result in realized gains or losses; however, there is no reason to expect these gains or losses to continue in future periods.
Equity Securities. Equity securities primarily represent investments in common and preferred stocks in companies with potential growth opportunities in different sectors, mainly in the financial institutions and energy sectors.
Investment Funds. At June 30, 2022, the carrying value of investment funds was $1,702 million, including investments in financial services funds of $469 million, other funds of $376 million (which includes a deferred compensation trust asset of $31 million), transportation funds of $339 million, real estate funds of $275 million, energy funds of $133 million and infrastructure funds of $110 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At June 30, 2022, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing. During the first quarter of 2022, the Company sold an office building in London.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost (net of allowance for expected credit losses), had an amortized cost of $113 million and an aggregate fair value of $112 million at June 30, 2022. The amortized cost of loans receivable is net of an allowance for expected credit losses of $2 million as of June 30, 2022. Loans receivable include real estate loans of $89 million that are secured by commercial and residential real estate located primarily in New York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2026. Loans receivable include commercial loans of $24 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.4 years at both June 30, 2022 and December 31, 2021.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities increased to $1,006 million in the first six months of 2022 from $696 million in the first six months of 2021, primarily due to an increase in premium receipts partially offset by higher loss and loss expense payments.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 77.0% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2022. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At June 30, 2022, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,840 million and a face amount of $2,866 million. In the first quarter of 2022, the Company repaid at maturity its $77 million aggregate principal amount of 8.7% senior notes in January and its $350 million aggregate principal amount of 4.625% senior notes in March. The maturities of the outstanding debt are $6 million in 2024, $5 million in 2025, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
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
    Equity. At June 30, 2022, total common stockholders’ equity was $6.5 billion, common shares outstanding were 265,272,980 and stockholders’ equity per outstanding share was $24.56. During the six months ended June 30, 2022, the Company did not repurchase any shares of its common stock. In the second quarter of 2022, the board of directors of the Company declared a regular quarterly cash dividend of $0.10 per share and a special cash dividend of $0.50 per share. In the first quarter of 2022, the board of directors of the Company declared a regular quarterly cash dividend of $0.09 cents per share. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $9.4 billion at June 30, 2022. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 30% at June 30, 2022, down from 33% at December 31, 2021.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 21 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    The Company did not repurchase any of its shares during the three months ended June 30, 2022, and accordingly the number of shares authorized for purchase by the Company remains 15,000,000.

Item 6. Exhibits

Number
(3.1)	The Company’s Restated Certificate of Incorporation, as amended through May 10, 2004 (incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

(3.2)	Amendment, dated May 11, 2004, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly report on Form 10-Q (File No. 1-15202) filed with the Commission on August 5, 2004).

(3.3)	Amendment, dated May 16, 2006, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on May 17, 2006).

(3.4)	Amendment, dated June 12, 2020, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on June 16, 2020).

(3.5)	Amendment, dated June 15, 2022, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on June 16, 2022).

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	August 2, 2022	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	August 2, 2022	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer