Form 10-Q
period 2022-09-30
BERKLEY W R CORP
filed 2022-11-04
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of October 31, 2022: 265,476,121

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $18,467,661 and $16,471,304; allowance for expected credit losses of $34,716 and $22,625 at September 30, 2022 and December 31, 2021, respectively)	$17,230,936	$16,602,673
Investment funds	1,662,029	1,480,612
Real estate	1,320,550	1,852,508
Equity securities	1,173,589	941,243
Arbitrage trading account	1,165,016	1,179,606
Loans receivable (net of allowance for expected credit losses of $1,992 and $1,718 at September 30, 2022 and December 31, 2021, respectively)	112,800	115,172
Total investments	22,664,920	22,171,814
Cash and cash equivalents	1,130,750	1,568,843
Premiums and fees receivable (net of allowance for expected credit losses of $30,578 and $25,218 at September 30, 2022 and December 31, 2021, respectively)	2,752,678	2,522,972
Due from reinsurers (net of allowance for expected credit losses of $7,999 and $7,713 at September 30, 2022 and December 31, 2021, respectively)	3,160,843	2,923,026
Deferred policy acquisition costs	766,923	676,145
Prepaid reinsurance premiums	701,044	676,915
Property, furniture and equipment	414,228	419,883
Goodwill	169,652	169,652
Accrued investment income	150,801	122,938
Current and deferred federal and foreign income taxes	407,595	42,457
Other assets	757,385	753,231
Total assets	$33,076,819	$32,047,876
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$16,540,123	$15,390,888
Unearned premiums	5,374,985	4,847,160
Due to reinsurers	579,262	514,980
Trading account securities sold but not yet purchased	6	1,169
Trading account payable to brokers and clearing organizations	820	53,636
Other liabilities	1,369,169	1,305,245
Senior notes and other debt	1,834,287	2,259,416
Subordinated debentures	1,008,191	1,007,652
Total liabilities	26,706,843	25,380,146
Equity:
Preferred stock, par value $0.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $0.20 per share:
Authorized 1,250,000,000 shares and 750,000,000 shares, respectively; issued and outstanding, net of treasury shares, 265,801,717 and 265,170,882 shares, respectively	105,803	105,803
Additional paid-in capital	984,803	981,104
Retained earnings	9,805,237	9,015,135
Accumulated other comprehensive loss	(1,385,810)	(281,955)
Treasury stock, at cost, 263,212,911 and 263,843,868 shares, respectively	(3,163,967)	(3,167,076)
Total stockholders’ equity	6,346,066	6,653,011
Noncontrolling interests	23,910	14,719
Total equity	6,369,976	6,667,730
Total liabilities and equity	$33,076,819	$32,047,876
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2022	2021	2022	2021
REVENUES:
Net premiums written	$2,577,274	$2,325,138	$7,576,163	$6,587,357
Change in net unearned premiums	(135,313)	(244,120)	(527,958)	(684,759)
Net premiums earned	2,441,961	2,081,018	7,048,205	5,902,598
Net investment income	202,816	179,851	547,902	506,615
Net investment (losses) gains:
Net realized and unrealized (losses) gains on investments	(66,282)	17,187	139,664	89,407
Change in allowance for expected credit losses on investments	(1,128)	2,314	(12,365)	(11,003)
Net investment (losses) gains	(67,410)	19,501	127,299	78,404
Revenues from non-insurance businesses	119,013	120,374	345,210	316,927
Insurance service fees	27,940	21,467	82,284	69,531
Other income	80	2,072	1,797	3,163
Total revenues	2,724,400	2,424,283	8,152,697	6,877,238
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,564,578	1,298,392	4,339,646	3,623,630
Other operating costs and expenses	725,537	643,045	2,139,256	1,907,020
Expenses from non-insurance businesses	116,240	115,465	334,062	308,453
Interest expense	31,780	35,100	98,473	109,846
Total operating costs and expenses	2,438,135	2,092,002	6,911,437	5,948,949
Income before income taxes	286,265	332,281	1,241,260	928,289
Income tax expense	(55,791)	(64,963)	(238,290)	(191,577)
Net income before noncontrolling interests	230,474	267,318	1,002,970	736,712
Noncontrolling interests	(1,595)	(6,021)	(4,131)	(8,652)
Net income to common stockholders	$228,879	$261,297	$998,839	$728,060

NET INCOME PER SHARE:
Basic	$0.83	$0.94	$3.61	$2.62
Diluted	$0.82	$0.93	$3.57	$2.59

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2022	2021	2022	2021
Net income before noncontrolling interests	$230,474	$267,318	$1,002,970	$736,712
Other comprehensive (loss) income:
Change in unrealized currency translation adjustments	(40,516)	(32,822)	(27,637)	(26,235)
Change in unrealized investment losses, net of taxes	(315,664)	(35,596)	(1,076,217)	(102,454)
Other comprehensive loss	(356,180)	(68,418)	(1,103,854)	(128,689)
Comprehensive (loss) income	(125,706)	198,900	(100,884)	608,023
Noncontrolling interests	(1,595)	(6,021)	(4,130)	(8,651)
Comprehensive (loss) income to common stockholders	$(127,301)	$192,879	$(105,014)	$599,372

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2022	2021	2022	2021
COMMON STOCK:
Beginning and end of period	$105,803	$105,803	$105,803	$105,803
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,001,093	$999,898	$981,104	$977,215
Restricted stock units issued	(28,381)	(28,741)	(30,751)	(28,669)
Restricted stock units expensed	12,091	11,875	34,450	34,486
End of period	$984,803	$983,032	$984,803	$983,032
RETAINED EARNINGS:
Beginning of period	$9,602,948	$8,682,088	$9,015,135	$8,348,381
Net income to common stockholders	228,879	261,297	998,839	728,060
Dividends ($0.10, $0.09, $0.79 and $0.59 per share, respectively)	(26,590)	(23,051)	(208,737)	(156,107)
End of period	$9,805,237	$8,920,334	$9,805,237	$8,920,334
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment (loss) gains:
Beginning of period	$(669,654)	$222,855	$90,900	$289,714
Change in unrealized losses on securities without an allowance for expected credit losses	(311,659)	(35,707)	(1,055,628)	(112,852)
Change in unrealized (losses) gains on securities with an allowance for expected credit losses	(4,005)	111	(20,590)	10,397
End of period	(985,318)	187,259	(985,318)	187,259
Currency translation adjustments:
Beginning of period	(359,976)	(345,299)	(372,855)	(351,886)
Net change in period	(40,516)	(32,822)	(27,637)	(26,235)
End of period	(400,492)	(378,121)	(400,492)	(378,121)
Total accumulated other comprehensive loss	$(1,385,810)	$(190,862)	$(1,385,810)	$(190,862)
TREASURY STOCK:
Beginning of period	$(3,165,729)	$(3,087,069)	$(3,167,076)	$(3,058,425)
Stock exercised/vested	8,332	9,946	9,679	10,985
Stock repurchased	(6,570)	(92,743)	(6,570)	(122,426)
End of period	$(3,163,967)	$(3,169,866)	$(3,163,967)	$(3,169,866)
NONCONTROLLING INTERESTS:
Beginning of period	$22,388	$9,678	$14,719	$14,995
(Contributions) distributions	(73)	(429)	5,061	(8,376)
Net income	1,595	6,021	4,131	8,652
Other comprehensive loss, net of tax	—	—	(1)	(1)
End of period	$23,910	$15,270	$23,910	$15,270
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,

	2022	2021
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$998,839	$728,060
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(127,299)	(78,404)
Depreciation and amortization	46,037	101,330
Noncontrolling interests	4,131	8,652
Investment funds	(121,919)	(169,538)
Stock incentive plans	36,247	36,486
Change in:
Arbitrage trading account	(39,389)	(224,613)
Premiums and fees receivable	(247,782)	(365,092)
Reinsurance accounts	(187,453)	(255,126)
Deferred policy acquisition costs	(92,724)	(108,131)
Income taxes	(111,231)	(81,574)
Reserves for losses and loss expenses	1,225,679	1,164,594
Unearned premiums	551,894	707,658
Other	(161,727)	60,092
Net cash from operating activities	1,773,303	1,524,394
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	1,638,049	1,631,849
Proceeds from sale of equity securities	20,057	100,366
(Contributions to) distributions from investment funds	(72,925)	124,892
Proceeds from maturities and prepayments of fixed maturity securities	3,916,331	4,672,562
Purchase of fixed maturity securities	(7,694,663)	(8,442,260)
Purchase of equity securities	(340,158)	(340,424)
Real estate (purchased) sold	(18,670)	182,998
Change in loans receivable	2,066	(27,764)
Net purchases of property, furniture and equipment	(35,270)	(53,558)
Change in balances due to security brokers	177,457	110,752
Cash received in connection with business disposition	906,789	—
Payment for business purchased net of cash acquired	(49,572)	—
Other	94	14
Net cash used in investing activities	(1,550,415)	(2,040,573)
CASH (USED IN) FROM FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(426,503)	(503,914)
Net proceeds from issuance of debt	2,181	1,032,404
Cash dividends to common stockholders	(182,147)	(156,107)
Purchase of common treasury shares	(6,570)	(122,426)
Other, net	(21,808)	(27,941)
Net cash (used in) from financing activities	(634,847)	222,016
Net impact on cash due to change in foreign exchange rates	(26,134)	(9,174)
Net change in cash and cash equivalents	(438,093)	(303,337)
Cash and cash equivalents at beginning of period	1,568,843	2,372,366
Cash and cash equivalents at end of period	$1,130,750	$2,069,029
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
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective income tax rate differs from the federal income tax rate of 21% primarily due to a net reduction to the Company’s valuation allowance against foreign tax credits and foreign net operating losses and tax benefits related to equity-based compensation, which was partially offset by state income taxes.

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 11,592,699 and 11,651,811 common shares held in a grantor trust as of September 30, 2022 and 2021, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2022	2021	2022	2021
Basic	277,192	277,547	276,928	277,691
Diluted	279,642	280,113	279,644	280,590

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

    The following table summarizes the initial estimated fair value of net assets acquired and liabilities assumed for the business combination completed in 2022:

(In thousands)	2022

Cash and cash equivalents	$1,564
Real estate, furniture and equipment	2,527
Intangible assets	48,787
Other assets	11,275
Total assets acquired	64,153

Other liabilities assumed	(5,417)
Noncontrolling interest	(7,600)
Net assets acquired	$51,136

(5) Consolidated Statements of Comprehensive (Loss) Income

    The following table presents the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the nine months ended September 30, 2022
Changes in AOCI
Beginning of period	$90,900		$(372,855)	$(281,955)
Other comprehensive loss before reclassifications	(1,134,657)		(27,637)	(1,162,294)
Amounts reclassified from AOCI	58,440		—	58,440
Other comprehensive loss	(1,076,217)		(27,637)	(1,103,854)
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
End of period	$(985,318)		$(400,492)	$(1,385,810)
Amounts reclassified from AOCI
Pre-tax	$73,975	(1)	$—	$73,975
Tax effect	(15,535)	(2)	—	(15,535)
After-tax amounts reclassified	$58,440		$—	$58,440
Other comprehensive loss
Pre-tax	$(1,365,064)		$(27,637)	$(1,392,701)
Tax effect	288,847		—	288,847
Other comprehensive loss	$(1,076,217)		$(27,637)	$(1,103,854)
As of and for the three months ended September 30, 2022
Changes in AOCI
Beginning of period	$(669,654)		$(359,976)	$(1,029,630)
Other comprehensive loss before reclassifications	(335,034)		(40,516)	(375,550)
Amounts reclassified from AOCI	19,370		—	19,370
Other comprehensive loss	(315,664)		(40,516)	(356,180)
Unrealized investment loss related to noncontrolling interest	—		—	—
Ending balance	$(985,318)		$(400,492)	$(1,385,810)
Amounts reclassified from AOCI
Pre-tax	$24,519	(1)	$—	$24,519
Tax effect	(5,149)	(2)	—	(5,149)
After-tax amounts reclassified	$19,370		$—	$19,370
Other comprehensive loss
Pre-tax	$(394,832)		$(40,516)	$(435,348)
Tax effect	79,168		—	79,168
Other comprehensive loss	$(315,664)		$(40,516)	$(356,180)

As of and for the nine months ended September 30, 2021
Changes in AOCI
Beginning of period	$289,714		$(351,886)	$(62,172)
Other comprehensive loss before reclassifications	(120,695)		(26,235)	(146,930)
Amounts reclassified from AOCI	18,241		—	18,241
Other comprehensive loss	(102,454)		(26,235)	(128,689)
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
End of period	$187,259		$(378,121)	$(190,862)
Amounts reclassified from AOCI
Pre-tax	$23,091	(1)	$—	$23,091
Tax effect	(4,850)	(2)	—	(4,850)
After-tax amounts reclassified	$18,241		$—	$18,241
Other comprehensive loss
Pre-tax	$(130,201)		$(26,235)	$(156,436)
Tax effect	27,747		—	27,747
Other comprehensive loss	$(102,454)		$(26,235)	$(128,689)
As of and for the three months ended September 30, 2021
Changes in AOCI
Beginning of period	$222,855		$(345,299)	$(122,444)
Other comprehensive loss before reclassifications	(36,249)		(32,822)	(69,071)
Amounts reclassified from AOCI	653		—	653
Other comprehensive loss	(35,596)		(32,822)	(68,418)
Unrealized investment loss related to noncontrolling interest	—		—	—
Ending balance	$187,259		$(378,121)	$(190,862)
Amounts reclassified from AOCI
Pre-tax	$827	(1)	$—	$827
Tax effect	(174)	(2)	—	(174)
After-tax amounts reclassified	$653		$—	$653
Other comprehensive loss
Pre-tax	$(45,270)		$(32,822)	$(78,092)
Tax effect	9,674		—	9,674
Other comprehensive loss	$(35,596)		$(32,822)	$(68,418)
____________
(1) Net investment (losses) gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(6) Statements of Cash Flows
    Interest payments were $115,756,000 and $119,381,000 for the nine months ended September 30, 2022 and 2021, respectively. Income taxes paid were $263,971,000 and $244,029,000 for the nine months ended September 30, 2022 and 2021, respectively.

(7) Investments in Fixed Maturity Securities
    At September 30, 2022 and December 31, 2021, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
September 30, 2022
Held to maturity:
State and municipal	$47,139	$(121)	$3,522	$—	$50,540	$47,018
Residential mortgage-backed	3,816	—	28	—	3,844	3,816
Total held to maturity	50,955	(121)	3,550	—	54,384	50,834
Available for sale:
U.S. government and government agency	937,214	—	2,185	(68,807)	870,592	870,592
State and municipal:
Special revenue	1,877,116	—	3,235	(128,427)	1,751,924	1,751,924
State general obligation	366,596	—	1,907	(22,956)	345,547	345,547
Pre-refunded	156,685	—	946	(200)	157,431	157,431
Corporate backed	198,649	—	—	(13,558)	185,091	185,091
Local general obligation	449,975	—	2,635	(19,479)	433,131	433,131
Total state and municipal	3,049,021	—	8,723	(184,620)	2,873,124	2,873,124
Mortgage-backed:
Residential	1,297,413	(21)	210	(163,514)	1,134,088	1,134,088
Commercial	474,049	—	52	(17,164)	456,937	456,937
Total mortgage-backed	1,771,462	(21)	262	(180,678)	1,591,025	1,591,025
Asset-backed	4,402,479	—	433	(161,474)	4,241,438	4,241,438
Corporate:
Industrial	3,408,585	(319)	1,604	(278,084)	3,131,786	3,131,786
Financial	2,411,487	(660)	1,345	(142,620)	2,269,552	2,269,552
Utilities	499,140	(220)	—	(40,823)	458,097	458,097
Other	357,472	—	8	(12,171)	345,309	345,309
Total corporate	6,676,684	(1,199)	2,957	(473,698)	6,204,744	6,204,744
Foreign government	1,579,846	(33,375)	1,395	(148,687)	1,399,179	1,399,179
Total available for sale	18,416,706	(34,595)	15,955	(1,217,964)	17,180,102	17,180,102
Total investments in fixed maturity securities	$18,467,661	$(34,716)	$19,505	$(1,217,964)	$17,234,486	$17,230,936
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
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the nine months ended September 30, 2022 and 2021:

(In thousands)	2022	2021
Allowance for expected credit losses, beginning of period	$387	$798
Provision for expected credit losses	(266)	(402)
Allowance for expected credit losses, end of period	$121	$396
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended September 30, 2022 and 2021:

(In thousands)	2022	2021
Allowance for expected credit losses, beginning of period	$127	$453
Provision for expected credit losses	(6)	(57)
Allowance for expected credit losses, end of period	$121	$396

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the nine months ended September 30, 2022 and 2021:

	2022				2021
(In thousands)	Foreign Government	Corporate	Mortgage-backed	Total	Foreign Government	Corporate	Total
Allowance for expected credit losses, beginning of period	$22,222	$16	$—	22,238	$1,264	$518	$1,782
Expected credit losses on securities for which credit losses were not previously recorded	1,897	1,205	21	3,123	19,072	16	19,088
Expected credit losses (gains) on securities for which credit losses were previously recorded	9,289	(22)	—	9,267	(2,967)	(517)	(3,484)
Reduction due to disposals	(33)	—	—	(33)	(494)	(5)	(499)
Allowance for expected credit losses, end of period	$33,375	$1,199	$21	$34,595	$16,875	$12	$16,887

During the nine months ended September 30, 2022, the Company increased the allowance for expected credit losses for available for sale securities utilizing its credit loss assessment process and inputs used in its credit loss model due to an increase in unrealized losses primarily associated with foreign government securities. During the nine months ended September 30, 2021, the Company increased the allowance for expected credit losses for available for sale securities primarily due to foreign government securities that had no reserve in prior periods.
The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended September 30, 2022 and 2021:

	2022				2021
(In thousands)	Foreign Government	Corporate	Mortgage-backed	Total	Foreign Government	Corporate	Total
Allowance for expected credit losses, beginning of period	$33,096	$182	$—	$33,278	$18,899	$12	$18,911
Expected credit losses on securities for which credit losses were not previously recorded	—	1,023	21	1,044	82	—	82
Expected credit losses (gains) on securities for which credit losses were previously recorded	279	(6)	—	273	(2,106)	—	(2,106)
Allowance for expected credit losses, end of period	$33,375	$1,199	$21	$34,595	$16,875	$12	$16,887
The amortized cost and fair value of fixed maturity securities at September 30, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,744,722	$1,691,497
Due after one year through five years	8,461,536	7,982,948
Due after five years through ten years	4,388,799	4,041,900
Due after ten years	2,097,205	1,923,272
Mortgage-backed securities	1,775,278	1,594,869
Total	$18,467,540	$17,234,486
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $121 thousand related to held to maturity securities.
At September 30, 2022 and December 31, 2021, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(8) Investments in Equity Securities
    At September 30, 2022 and December 31, 2021, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2022
Common stocks	$931,753	$109,288	$(88,672)	$952,369	$952,369
Preferred stocks	259,338	2,376	(40,494)	221,220	221,220
Total	$1,191,091	$111,664	$(129,166)	$1,173,589	$1,173,589

December 31, 2021
Common stocks	$619,896	$92,401	$(16,894)	$695,403	$695,403
Preferred stocks	250,149	7,874	(12,183)	245,840	245,840
Total	$870,045	$100,275	$(29,077)	$941,243	$941,243

(9) Arbitrage Trading Account
    At September 30, 2022 and December 31, 2021, the fair and carrying values of the arbitrage trading account were $1,165 million and $1,180 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of September 30, 2022, the fair value of long option contracts outstanding was $132 thousand (notional amount of $1.1 million) and the fair value of short option contracts outstanding was $6 thousand (notional amount of $0.6 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(10) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2022	2021	2022	2021
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$146,051	$93,031	$371,724	$284,704
Investment funds	36,045	69,292	121,919	169,538
Arbitrage trading account	10,694	7,187	24,008	30,176
Equity securities	14,650	8,462	38,303	21,854
Real estate	(2,297)	3,485	(1,702)	5,517
Gross investment income	205,143	181,457	554,252	511,789
Investment expense	(2,327)	(1,606)	(6,350)	(5,174)
Net investment income	$202,816	$179,851	$547,902	$506,615

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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $538 million as of September 30, 2022.
    Investment funds consisted of the following:

	Carrying Value as of		Income from Investment Funds
	September 30,	December 31,	For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Financial services	$467,954	$431,818	$27,472	$83,455
Transportation	346,755	336,688	48,249	31,805
Real Estate	225,242	273,690	42,708	18,497
Energy	121,237	150,224	1,966	14,065
Infrastructure	111,353	12,314	1,277	1,154
Other funds	389,488	275,878	247	20,562
Total	$1,662,029	$1,480,612	$121,919	$169,538
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the minority investment in Lifson Re, a Bermuda reinsurance company. Effective January 1, 2021, Lifson Re participated on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 22.5% share of placed amounts. The percentage increased from 22.5% to 30.0% effective July 1, 2022. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. For the nine months ended September 30, 2022 and 2021, the Company ceded approximately $308 million and $182 million, respectively, of written premiums to Lifson Re.
Other funds include deferred compensation trust assets of $31 million and $34 million as of September 30, 2022 and December 31, 2021, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(12) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	September 30,	December 31,
(In thousands)	2022	2021
Properties in operation	$1,094,732	$1,626,826
Properties under development	225,818	225,682
Total	$1,320,550	$1,852,508

    As of September 30, 2022, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $32,016,000 and $57,391,000 as of September 30, 2022 and December 31, 2021, respectively. Related depreciation expense was $9,934,000 and $14,412,000 for the nine months ended September 30,

2022 and 2021, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $8,019,763 in 2022, $31,343,979 in 2023, $32,033,785 in 2024, $29,482,786 in 2025, $27,653,706 in 2026, $26,714,837 in 2027 and $499,542,813 thereafter.
During the first quarter of 2022, the Company sold a real estate investment in London.
    A mixed-use project in Washington, D.C. had been under development in 2022 and 2021, with the completed portion reported in properties in operation as of September 30, 2022.

(13) Loans Receivable

At September 30, 2022 and December 31, 2021, loans receivable were as follows:

(In thousands)	September 30, 2022	December 31, 2021
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$88,799	$89,431
Commercial loans	24,001	25,741
Total	$112,800	$115,172

Fair value:
Real estate loans	$87,523	$90,793
Commercial loans	24,001	25,741
Total	$111,524	$116,534
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
Loans receivable in non-accrual status were none and $0.2 million as of September 30, 2022 and December 31, 2021, respectively.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the nine months ended September 30, 2022 and 2021:

	2022			2021
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$1,362	$356	$1,718	$1,683	$3,754	$5,437
Change in expected credit losses	(200)	474	274	(254)	(3,446)	(3,700)
Allowance for expected credit losses, end of period	$1,162	$830	$1,992	$1,429	$308	$1,737
During the nine months ended September 30, 2022, the Company increased the allowance primarily due to an increase in the weighted average life of the loans receivable portfolio. During the nine months ended September 30, 2021, the Company reduced the allowance primarily due to the disposal of certain loans.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended September 30, 2022 and 2021:

	2022			2021
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$1,228	$947	$2,175	$1,501	$469	$1,970
Change in expected credit losses	(66)	(117)	(183)	(72)	(161)	(233)
Allowance for expected credit losses, end of period	$1,162	$830	$1,992	$1,429	$308	$1,737

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

(14) Net Investment (Losses) Gains
     Net investment (losses) gains were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net investment (losses) gains:
Fixed maturity securities:
Gains	$1,053	$2,943	$3,405	$16,623
Losses	(2,309)	(1,124)	(8,752)	(5,431)
Equity securities (1):
Net realized gains on investment sales	—	2	946	14,830
Change in unrealized losses	(50,384)	(19,244)	(88,701)	(61,818)
Investment funds	(1,717)	2,526	(6,241)	49,897
Real estate (2)	9,026	33,364	295,576	95,765
Loans receivable	—	—	(32)	(881)
Other	(21,951)	(1,280)	(56,537)	(19,578)
Net realized and unrealized (losses) gains on investments in earnings before allowance for expected credit losses	(66,282)	17,187	139,664	89,407
Change in allowance for expected credit losses on investments:
Fixed maturity securities	(1,311)	2,081	(12,091)	(14,703)
Loans receivable	183	233	(274)	3,700
Change in allowance for expected credit losses on investments	(1,128)	2,314	(12,365)	(11,003)
Net investment (losses) gains	(67,410)	19,501	127,299	78,404
Income tax benefit (expense)	14,456	(4,266)	(26,466)	(15,417)
After-tax net investment (losses) gains	$(52,954)	$15,235	$100,833	$62,987

Change in unrealized investment (losses) gains on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$(385,503)	$(41,041)	$(1,335,413)	$(135,099)
Fixed maturity securities with allowance for expected credit losses	(4,005)	111	(20,590)	10,397
Investment funds	(5,031)	(4,098)	(7,863)	(4,355)
Other	(293)	(242)	(1,198)	(1,144)
Total change in unrealized investment losses	(394,832)	(45,270)	(1,365,064)	(130,201)
Income tax benefit	79,168	9,674	288,847	27,747
Noncontrolling interests	—	—	(1)	(1)
After-tax change in unrealized investment losses of available for sale securities	$(315,664)	$(35,596)	$(1,076,218)	$(102,455)
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

(15) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at September 30, 2022 and December 31, 2021 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2022
U.S. government and government agency	$578,877	$63,917	$75,024	$4,890	$653,901	$68,807
State and municipal	2,158,379	139,486	268,007	45,134	2,426,386	184,620
Mortgage-backed	1,260,172	117,781	278,990	62,897	1,539,162	180,678
Asset-backed	2,416,683	97,758	1,595,161	63,716	4,011,844	161,474
Corporate	4,933,243	314,122	1,126,858	159,576	6,060,101	473,698
Foreign government	996,723	80,329	359,283	68,358	1,356,006	148,687
Fixed maturity securities	$12,344,077	$813,393	$3,703,323	$404,571	$16,047,400	$1,217,964

December 31, 2021
U.S. government and government agency	$487,712	$4,026	$17,021	$268	$504,733	$4,294
State and municipal	502,333	7,403	29,547	2,156	531,880	9,559
Mortgage-backed	558,751	6,900	106,130	4,762	664,881	11,662
Asset-backed	3,832,944	18,503	75,385	291	3,908,329	18,794
Corporate	2,582,860	29,322	51,095	3,088	2,633,955	32,410
Foreign government	758,975	15,793	82,057	31,701	841,032	47,494
Fixed maturity securities	$8,723,575	$81,947	$361,235	$42,266	$9,084,810	$124,213
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2022 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	38	$116,869	$58,770
Corporate	12	46,657	6,277
State and municipal	1	11,582	3,421
Mortgage-backed	11	3,398	229
Asset-backed	2	38	20
Total	64	$178,544	$68,717
    For fixed maturity securities that management does not intend to sell or to be required to sell, the portion of the decline in value that is considered to be due to credit factors is recognized in earnings, and the portion of the decline in value that is considered to be due to non-credit factors is recognized in other comprehensive income (loss).
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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2022
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$870,592	$—	$870,592	$—
State and municipal	2,873,124	—	2,873,124	—
Mortgage-backed	1,591,025	—	1,591,025	—
Asset-backed	4,241,438	—	4,241,438	—
Corporate	6,204,744	—	6,204,744	—
Foreign government	1,399,179	—	1,399,179	—
Total fixed maturity securities available for sale	17,180,102	—	17,180,102	—
Equity securities:
Common stocks	952,369	948,233	1,145	2,991
Preferred stocks	221,220	—	209,924	11,296
Total equity securities	1,173,589	948,233	211,069	14,287
Arbitrage trading account	1,165,016	1,123,116	37,373	4,527
Total	$19,518,707	$2,071,349	$17,428,544	$18,814
Liabilities:
Trading account securities sold but not yet purchased	$6	$6	$—	$—

December 31, 2021
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$855,343	$—	$855,343	$—
State and municipal	3,304,133	—	3,304,133	—
Mortgage-backed	1,068,075	—	1,068,075	—
Asset-backed	4,490,565	—	4,490,565	—
Corporate	5,595,675	—	5,595,675	—
Foreign government	1,214,901	—	1,214,901	—
Total fixed maturity securities available for sale	16,528,692	—	16,528,692	—
Equity securities:
Common stocks	695,403	684,470	1,639	9,294
Preferred stocks	245,840	—	234,544	11,296
Total equity securities	941,243	684,470	236,183	20,590
Arbitrage trading account	1,179,606	1,153,079	26,527	—
Total	$18,649,541	$1,837,549	$16,791,402	$20,590
Liabilities:
Trading account securities sold but not yet purchased	$1,169	$1,137	$32	$—

    The following tables summarize changes in Level 3 assets and liabilities for the nine months ended September 30, 2022 and for the year ended December 31, 2021:

Gains (Losses) Included In:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns / Maturities	Transfers In / (Out)	Ending Balance
Nine Months Ended September 30, 2022
Assets:
Equity securities:
Common stocks	$9,294	$(6,303)	$—	$—	$—	$—	$—	$—	$2,991
Preferred stocks	11,296	—	—	—	925	(925)	—	—	11,296
Total	20,590	(6,303)	—	—	925	(925)	—	—	14,287
Arbitrage trading account	—	(159)	—	—	4,686	—	—	—	4,527
Total	$20,590	$(6,462)	$—	$—	$5,611	$(925)	$—	$—	$18,814
Liabilities:
Trading account securities sold but not yet purchased	$—	$—	$—	$—	$—	$—	$—	$—	$—
Year Ended December 31, 2021
Assets:
Fixed maturities securities available for sale:
Corporate	$1,000	$—	$—	$—	$—	$(1,000)	$—	$—	$—
Total	1,000	—	—	—	—	(1,000)	—	—	—
Equity securities:
Common stocks	9,215	640	—	—	—	(561)	—	—	9,294
Preferred stocks	9,331	(35)	—	—	2,000	—	—	—	11,296
Total	18,546	605	—	—	2,000	(561)	—	—	20,590
Arbitrage trading account	—	8	—	—	—	(8)	—	—	—
Total	$19,546	$613	$—	$—	$2,000	$(1,569)	$—	$—	$20,590
Liabilities:
Trading account securities sold but not yet purchased	$—	$1	$—	$—	$(1)	$—	$—	$—	$—
    For the nine months ended September 30, 2022 and for the year ended December 31, 2021, there were no securities transferred into or out of Level 3.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	September 30,
(In thousands)	2022	2021
Net reserves at beginning of period	$12,848,362	$11,620,393
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	4,260,179	3,598,969
Increase in estimates for claims occurring in prior years (2) (3)	54,632	1,552
Loss reserve discount accretion	24,835	23,109
Total	4,339,646	3,623,630
Net payments for claims:
Current year	643,908	547,082
Prior years	2,499,319	2,161,877
Total	3,143,227	2,708,959
Foreign currency translation	(193,755)	(53,935)
Net reserves at end of period	13,851,026	12,481,129
Ceded reserves at end of period	2,689,097	2,438,447
Gross reserves at end of period	$16,540,123	$14,919,576
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $26 million and $16 million for the nine months ended September 30, 2022 and 2021, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $20 million and decreased by $13 million for the nine months ended September 30, 2022 and 2021, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Adverse development, net of additional and return premiums, was $37 million for the nine months ended September 30, 2022, and favorable development was $5 million for the nine months ended September 30, 2021, respectively.
The COVID-19 global pandemic has impacted, and may further impact, the Company’s results through its effect on claim frequency and severity. Loss cost trends have been impacted and may be further impacted by COVID-19-related claims in certain lines of business. Losses incurred from COVID-19-related claims have been offset, to a certain extent, by lower claim frequency in certain lines of our businesses; however, as the economy and legal systems have reopened, the benefit of lower claim frequency has continued to abate. Although as populations continue to be vaccinated against the virus and the effects of the pandemic have receded in many jurisdictions, most particularly the United States, the ultimate net impact of COVID-19 on the Company remains uncertain. New variants of the COVID-19 virus continue to create risks with respect to loss costs and the potential for renewed impact of the other effects of COVID-19 associated with economic conditions, inflation, and social distancing and work from home rules.
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
The Company has estimated the potential COVID-19 impact to its contingency and event cancellation, workers’ compensation, and other lines of business under a number of possible scenarios; however, due to COVID-19’s continued evolving impact, there remains a high degree of uncertainty around the Company’s COVID-19 reserves. In addition, should the pandemic continue or worsen as a result of new COVID-19 variants or otherwise, governments in the jurisdictions where we operate may impose restrictions, including lockdowns, as well as renew their efforts to expand policy coverage terms beyond the policy’s intended coverage. Accordingly, losses arising from these actions, and the other factors described above, could exceed the Company’s reserves established for those related policies.
As of September 30, 2022, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $348 million, of which $299 million relates to the Insurance segment and $49 million relates to the Reinsurance & Monoline Excess segment. Such $348 million of COVID-19-related losses included $343 million of reported losses and $5 million of IBNR. For the nine months ended September 30, 2022, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $4 million, of which $2 million relates to the Insurance segment and $2 million relates to the Reinsurance & Monoline Excess segment.

During the nine months ended September 30, 2022, adverse prior year development (net of additional and return premiums) of $37 million included $33 million for the Insurance segment and $4 million for the Reinsurance & Monoline Excess segment.
The adverse development for the Insurance segment primarily related to COVID-19 losses at two businesses. These businesses wrote policies providing coverage for event cancellation and film production delay which were heavily impacted by losses directly caused by the COVID-19 pandemic. Most of this COVID-19 related adverse development emerged during the third quarter as a result of settlements of claims at values higher than our expectations. However, the Company believes that as a result of these settlements the remaining level of uncertainty around the ultimate value of its known COVID-19 claims has been significantly reduced.
The adverse development mentioned above includes favorable prior year development for the Insurance segment primarily attributable to the 2020 and 2021 accident years and adverse development on the 2015 through 2019 accident years. The favorable development on the 2020 and 2021 accident years was concentrated in the other liability lines of business, including professional liability, products liability, commercial multi-peril liability and workers’ compensation. The Company experienced lower reported claim frequency in these lines of business during 2020 and 2021 relative to historical averages, and continues to experience lower reported incurred losses relative to our expectations for these accident years as they develop during 2022. These trends began in 2020 and we believe were caused by the impacts of the COVID-19 pandemic, including for example, lockdowns, reduced driving/traffic and increased work from home. Due to the ongoing uncertainty regarding the ultimate impacts of the pandemic on accident years 2020 and 2021 incurred losses, the Company has been cautious in reacting to these lower trends in setting and updating its loss ratio estimates for these years. As these accident years have continued to mature, the Company has continued to recognize some of the favorable reported experience in its ultimate loss estimates made during 2022.
The adverse development on the 2015 through 2019 accident years was concentrated in the other liability and professional liability, including medical professional, lines of business, as well as commercial auto liability. The development was driven by a larger than expected number of large losses reported. The Company believes social inflation is contributing to an increase in the frequency of large losses for these accident years. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The overall slight adverse development for the Reinsurance & Monoline Excess segment was driven mainly by adverse development in the professional liability and non-proportional reinsurance assumed property and liability lines of business, substantially offset by favorable development in excess workers’ compensation. The adverse development was spread mainly across accident years 2015 through 2021 and was associated primarily with our U.S. assumed reinsurance business and related to accounts insuring construction projects and professional liability exposures. The favorable excess workers’ compensation development was mainly in 2011 and prior accident years, and was driven by a review of the Company’s claim reporting patterns as well as a number of favorable claim settlements relative to expectations.
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

(18) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2022		December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$17,230,936	$17,234,486	$16,602,673	$16,614,118
Equity securities	1,173,589	1,173,589	941,243	941,243
Arbitrage trading account	1,165,016	1,165,016	1,179,606	1,179,606
Loans receivable	112,800	111,524	115,172	116,534
Cash and cash equivalents	1,130,750	1,130,750	1,568,843	1,568,843
Due from broker	—	—	20,448	20,448
Liabilities:
Due to broker	157,086	157,086	—	—
Trading account payable to brokers and clearing organizations	820	820	53,636	53,636
Trading account securities sold but not yet purchased	6	6	1,169	1,169
Senior notes and other debt	1,834,287	1,423,228	2,259,416	2,526,630
Subordinated debentures	1,008,191	807,116	1,007,652	1,095,600
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

(19) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2022	2021	2022	2021
Written premiums:
Direct	$2,775,236	$2,490,875	$8,075,311	$7,063,151
Assumed	306,702	296,623	918,864	870,295
Ceded	(504,664)	(462,360)	(1,418,012)	(1,346,089)
Total net premiums written	$2,577,274	$2,325,138	$7,576,163	$6,587,357

Earned premiums:
Direct	$2,617,680	$2,276,173	$7,533,856	$6,430,957
Assumed	318,962	273,808	903,882	792,515
Ceded	(494,681)	(468,963)	(1,389,533)	(1,320,874)
Total net premiums earned	$2,441,961	$2,081,018	$7,048,205	$5,902,598

Ceded losses and loss expenses incurred	$347,439	$318,283	$905,667	$872,186
Ceded commissions earned	$121,721	$113,523	$356,157	$322,037

    The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the nine months ended September 30, 2022 and 2021:

(In thousands)	2022	2021
Allowance for expected credit losses, beginning of period	$25,218	$22,883
Change in expected credit losses	5,360	793
Allowance for expected credit losses, end of period	$30,578	$23,676
The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended September 30, 2022 and 2021:

(In thousands)	2022	2021
Allowance for expected credit losses, beginning of period	$30,557	$24,808
Change in expected credit losses	21	(1,132)
Allowance for expected credit losses, end of period	$30,578	$23,676
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses.
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the nine months ended September 30, 2022 and 2021:

(In thousands)	2022	2021
Allowance for expected credit losses, beginning of period	$7,713	$7,801
Change in expected credit losses	286	(524)
Allowance for expected credit losses, end of period	$7,999	$7,277
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended September 30, 2022 and 2021:

(In thousands)	2022	2021
Allowance for expected credit losses, beginning of period	$7,744	$7,283
Change in expected credit losses	255	(6)
Allowance for expected credit losses, end of period	$7,999	$7,277

(20) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were both $34 million for the nine months ended September 30, 2022 and 2021. A summary of RSUs issued in the nine months ended September 30, 2022 and 2021 follows:

($ in thousands)	Units	Fair Value
2022	1,023,871	$67,345
2021	1,270,679	$62,981

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
The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2022	2021	2022	2021
Leases:
Lease cost	$11,299	$11,741	$33,649	$34,434
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$11,082	$11,212	$33,128	$34,509
Right-of-use assets obtained in exchange for new lease liabilities	$1,527	$31,249	$21,729	$31,098

	As of September 30,
($ in thousands)	2022	2021
Right-of-use assets	$163,940	$170,729
Lease liabilities	$199,889	$207,636
Weighted-average remaining lease term	7.1 years	7.3 years
Weighted-average discount rate	4.50%	4.96%
Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	September 30, 2022
Contractual Maturities:
2022	$11,582
2023	45,398
2024	40,448
2025	30,870
2026	23,904
Thereafter	78,627
Total undiscounted future minimum lease payments	230,829
Less: Discount impact	30,940
Total lease liability	$199,889

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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended September 30, 2022
Insurance	$2,129,014	$134,519	$8,341	$2,271,874	$322,312	$258,521
Reinsurance & Monoline Excess	312,947	55,234	—	368,181	59,561	46,875
Corporate, other and eliminations (3)	—	13,063	138,692	151,755	(28,198)	(23,563)
Net investment losses	—	—	(67,410)	(67,410)	(67,410)	(52,954)
Total	$2,441,961	$202,816	$79,623	$2,724,400	$286,265	$228,879
Three months ended September 30, 2021
Insurance	$1,819,071	$118,770	$7,289	$1,945,130	$314,000	$252,333
Reinsurance & Monoline Excess	261,947	48,504	—	310,451	52,742	41,964
Corporate, other and eliminations (3)	—	12,577	136,624	149,201	(53,962)	(48,235)
Net investment gains	—	—	19,501	19,501	19,501	15,235
Total	$2,081,018	$179,851	$163,414	$2,424,283	$332,281	$261,297
Nine months ended September 30, 2022
Insurance	$6,162,005	$386,297	$25,354	$6,573,656	$1,052,185	$850,207
Reinsurance & Monoline Excess	886,200	139,768	—	1,025,968	209,366	167,329
Corporate, other and eliminations (3)	—	21,837	403,937	425,774	(147,590)	(119,530)
Net investment gains	—	—	127,299	127,299	127,299	100,833
Total	$7,048,205	$547,902	$556,590	$8,152,697	$1,241,260	$998,839
Nine months ended September 30, 2021
Insurance	$5,151,253	$340,710	$23,780	$5,515,743	$862,399	$681,354
Reinsurance & Monoline Excess	751,345	133,092	—	884,437	196,185	155,770
Corporate, other and eliminations (3)	—	32,813	365,841	398,654	(208,699)	(172,051)
Net investment gains	—	—	78,404	78,404	78,404	62,987
Total	$5,902,598	$506,615	$468,025	$6,877,238	$928,289	$728,060
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.

(2) Revenues for Insurance from foreign operations for the three months ended September 30, 2022 and 2021 were $252 million and $220 million, respectively, and for the nine months ended September 30, 2022 and 2021 were $750 million and $638 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign operations for the three months ended September 30, 2022 and 2021 were $117 million and $100 million, respectively, and for the nine months ended September 30, 2022 and 2021 were $307 million and $278 million, respectively.
(3) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	September 30, 2022	December 31, 2021
Insurance	$26,267,446	$24,403,918
Reinsurance & Monoline Excess	5,012,394	4,917,985
Corporate, other and eliminations	1,796,979	2,725,973
Consolidated	$33,076,819	$32,047,876

    Net premiums earned by major line of business are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2022	2021	2022	2021
Insurance:
Other liability	$824,595	$691,014	$2,363,349	$1,946,598
Short-tail lines (1)	407,211	347,835	1,184,191	1,012,465
Workers' compensation	307,323	286,474	892,390	845,394
Commercial automobile	307,754	257,314	891,729	715,519
Professional liability	282,131	236,434	830,346	631,277
Total Insurance	2,129,014	1,819,071	6,162,005	5,151,253

Reinsurance & Monoline Excess:
Casualty reinsurance	193,726	164,095	568,507	466,264
Monoline excess (2)	54,675	52,361	161,181	146,481
Property reinsurance	64,546	45,491	156,512	138,600
Total Reinsurance & Monoline Excess	312,947	261,947	886,200	751,345

Total	$2,441,961	$2,081,018	$7,048,205	$5,902,598
______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
(2) Monoline excess includes operations that solely retain risk on an excess basis.

SAFE HARBOR STATEMENT

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2022 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts, including claims for cybersecurity-related risks; natural and man-made catastrophic losses, including as a result of terrorist activities; the ongoing COVID-19 pandemic; the impact of climate change, which may alter the frequency and increase the severity of catastrophe events; general economic and market activities, including inflation, changing interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; foreign currency and political risks (including those associated with the United Kingdom's withdrawal from the European Union, or "Brexit") relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2019; the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; potential difficulties with technology and/or cyber security issues; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
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
The COVID-19 pandemic, including the related impact on the U.S. and global economies, continued to adversely affect our results of operations. For the nine months ended September 30, 2022, the Company recorded approximately $4 million for current accident year COVID-19-related losses, net of reinsurance. At the same time, COVID-19 has led to reduced loss frequency in certain lines of business (which has begun to return to pre-pandemic levels as many economies and legal systems have reopened as a result of higher levels of vaccination). The ultimate impact of COVID-19 on the economy and the Company’s results of operations, financial position and liquidity is not within the Company’s control and remains unclear due to, among other factors, uncertainty in connection with its claims, reserves and reinsurance recoverables.

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
    Our net reserves for losses and loss expenses of approximately $13.9 billion as of September 30, 2022 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $2.9 billion, or 21%, of the Company’s net loss reserves as of September 30, 2022 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.

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
    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	September 30, 2022	December 31, 2021
Insurance	$10,923,223	$10,060,420
Reinsurance & Monoline Excess	2,927,803	2,787,942
Net reserves for losses and loss expenses	13,851,026	12,848,362
Ceded reserves for losses and loss expenses	2,689,097	2,542,526
Gross reserves for losses and loss expenses	$16,540,123	$15,390,888

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
September 30, 2022
Other liability	$1,792,989	$3,690,554	$5,483,543
Workers’ compensation (1)	1,024,114	899,221	1,923,335
Professional liability	487,217	1,192,190	1,679,407
Commercial automobile	599,982	486,636	1,086,618
Short-tail lines (2)	351,916	398,404	750,320
Total Insurance	4,256,218	6,667,005	10,923,223
Reinsurance & Monoline Excess (1) (3)	1,513,107	1,414,696	2,927,803
Total	$5,769,325	$8,081,701	$13,851,026

December 31, 2021
Other liability	$1,724,907	$3,319,665	$5,044,572
Workers’ compensation (1)	1,016,014	903,448	1,919,462
Professional liability	468,680	1,019,344	1,488,024
Commercial automobile	504,821	424,382	929,203
Short-tail lines (2)	322,917	356,242	679,159
Total Insurance	4,037,339	6,023,081	10,060,420
Reinsurance & Monoline Excess (1) (3)	1,475,623	1,312,319	2,787,942
Total	$5,512,962	$7,335,400	$12,848,362
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $419 million and $452 million as of September 30, 2022 and December 31, 2021, respectively.
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
    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the nine months ended September 30, 2022 and 2021 are as follows:

(In thousands)	2022	2021
Net increase in prior year loss reserves	$(54,632)	$(1,552)
Increase in prior year earned premiums	17,953	6,918
Net (adverse) favorable prior year development	$(36,679)	$5,366
The COVID-19 global pandemic has impacted, and may further impact, the Company’s results through its effect on claim frequency and severity. Loss cost trends have been impacted and may be further impacted by COVID-19-related claims in certain lines of business. Losses incurred from COVID-19-related claims have been offset, to a certain extent, by lower claim frequency in certain lines of our businesses; however, as the economy and legal systems have reopened, the benefit of lower claim frequency has begun to abate. Although as populations continue to be vaccinated against the virus and the effects of the pandemic have receded in many jurisdictions, most particularly the United States, the ultimate net impact of COVID-19 on the Company remains uncertain. New variants of the COVID-19 virus continue to create risks with respect to loss costs and the potential for renewed impact of the other effects of COVID-19 associated with economic conditions, inflation, and social distancing and work from home rules.
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
The Company has estimated the potential COVID-19 impact to its contingency and event cancellation, workers’ compensation, and other lines of business under a number of possible scenarios; however, due to COVID-19’s continued evolving impact, there remains a high degree of uncertainty around the Company’s COVID-19 reserves. In addition, should the pandemic continue or worsen as a result of new COVID-19 variants or otherwise, governments in the jurisdictions where we operate may impose restrictions, including lockdowns, as well as renew their efforts to expand policy coverage terms beyond the policy’s intended coverage. Accordingly, losses arising from these actions, and the other factors described above, could exceed the Company’s reserves established for those related policies.
As of September 30, 2022, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $348 million, of which $299 million relates to the Insurance segment and $49 million relates to the Reinsurance & Monoline Excess segment. Such $348 million of COVID-19-related losses included $343 million of reported losses and $5 million of IBNR. For the nine months ended September 30, 2022, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $4 million, of which $2 million relates to the Insurance segment and $2 million relates to the Reinsurance & Monoline Excess segment.
During the nine months ended September 30, 2022, adverse prior year development (net of additional and return premiums) of $37 million included $33 million for the Insurance segment and $4 million for the Reinsurance & Monoline Excess segment.
The adverse development for the Insurance segment primarily related to COVID-19 losses at two businesses. These businesses wrote policies providing coverage for event cancellation and film production delay which were heavily impacted by losses directly caused by the COVID-19 pandemic. Most of this COVID-19 related adverse development emerged during the third quarter as a result of settlements of claims at values higher than our expectations. However, the Company believes that as a result of these settlements the remaining level of uncertainty around the ultimate value of its known COVID-19 claims has been significantly reduced.
The adverse development mentioned above includes favorable prior year development for the Insurance segment primarily attributable to the 2020 and 2021 accident years and adverse development on the 2015 through 2019 accident years. The favorable development on the 2020 and 2021 accident years was concentrated in the other liability lines of business, including professional liability, products liability, commercial multi-peril liability and workers’ compensation. The Company experienced lower reported claim frequency in these lines of business during 2020 and 2021 relative to historical averages, and continues to experience lower reported incurred losses relative to our expectations for these accident years as they develop during 2022. These trends began in 2020 and we believe were caused by the impacts of the COVID-19 pandemic, including for example, lockdowns, reduced driving/traffic and increased work from home. Due to the ongoing uncertainty regarding the ultimate impacts of the pandemic on accident years 2020 and 2021 incurred losses, the Company has been cautious in reacting to these lower trends in setting and updating its loss ratio estimates for these years. As these accident years have continued to mature, the Company has continued to recognize some of the favorable reported experience in its ultimate loss estimates made during 2022.
The adverse development on the 2015 through 2019 accident years was concentrated in the other liability and professional liability, including medical professional, lines of business, as well as commercial auto liability. The development was driven by a larger than expected number of large losses reported. The Company believes social inflation is contributing to an increase in the frequency of large losses for these accident years. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The overall slight adverse development for the Reinsurance & Monoline Excess segment was driven mainly by adverse development in the professional liability and non-proportional reinsurance assumed property and liability lines of business, substantially offset by favorable development in excess workers’ compensation. The adverse development was spread mainly across accident years 2015 through 2021 and was associated primarily with our U.S. assumed reinsurance business and related to accounts insuring construction projects and professional liability exposures. The favorable excess workers’ compensation development was mainly in 2011 and prior accident years, and was driven by a review of the Company’s claim reporting patterns as well as a number of favorable claim settlements relative to expectations.
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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,276 million and $1,387 million at September 30, 2022 and December 31, 2021, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $419 million and $452 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.4%.
    Substantially all of the workers’ compensation discount (97% of total discounted reserves at September 30, 2022) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at September 30, 2022), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.

    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $60 million at both September 30, 2022 and December 31, 2021. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2022 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	38	$116,869	$58,770
Corporate	12	46,657	6,277
State and municipal	1	11,582	3,421
Mortgage-backed	11	3,398	229
Asset-backed	2	38	20
Total	64	$178,544	$68,717
    As of September 30, 2022, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $35 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.

Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $2 million as of September 30, 2022 and December 31, 2021.
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
    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of September 30, 2022:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$16,515,169	96.2%
Syndicate manager	56,305	0.3
Directly by the Company based on:
Observable data	608,628	3.5
Total	$17,180,102	100.0%
    Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2022, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Nine Months Ended September 30, 2022 and 2021
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2022 and 2021. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2022	2021
Insurance:
Gross premiums written	$7,976,288	$7,008,617
Net premiums written	6,637,024	5,741,229
Net premiums earned	6,162,005	5,151,253
Loss ratio	61.3%	61.4%
Expense ratio	27.9%	28.5%
GAAP combined ratio	89.2%	89.9%
Reinsurance & Monoline Excess:
Gross premiums written	$1,017,887	$924,829
Net premiums written	939,139	846,128
Net premiums earned	886,200	751,345
Loss ratio	63.7%	61.5%
Expense ratio	28.4%	30.1%
GAAP combined ratio	92.1%	91.6%
Consolidated:
Gross premiums written	$8,994,175	$7,933,446
Net premiums written	7,576,163	6,587,357
Net premiums earned	7,048,205	5,902,598
Loss ratio	61.6%	61.4%
Expense ratio	28.0%	28.7%
GAAP combined ratio	89.6%	90.1%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the nine months ended September 30, 2022 and 2021:

(In thousands, except per share data)	2022	2021
Net income to common stockholders	$998,839	$728,060
Weighted average diluted shares	279,644	280,590
Net income per diluted share	$3.57	$2.59
    The Company reported net income to common stockholders of $999 million in 2022 compared to $728 million in 2021. The $271 million increase in net income was primarily due to an after-tax increase in underwriting income of $124 million mainly due to the growth in premium rates and exposure as well as reductions in expense ratio driven by net earned premium growth outpacing expense growth, an after-tax increase in foreign currency gains of $53 million as the U.S. dollar strengthened against the majority of other currencies in 2022, an after-tax increase in net investment gains of $40 million primarily due to sale of a real estate investment in London partly offset by the loss from change in market value on equity securities, an after-tax increase in net investment income of $33 million primarily due to rising interest rates and a larger investment portfolio related to fixed maturity securities, a reduction of $13 million in tax expense due to a change in the effective tax rate, an after-tax reduction on debt extinguishment expense of $9 million for debt redeemed in 2021, an after-tax reduction in interest expense of $9 million due to debt repayments at maturity and refinancings, an after-tax reduction in minority interest of $5 million, an after-tax increase in insurance service income of $4 million, and an after-tax increase in profits from non-insurance businesses of $2 million, partially offset by an after-tax increase in corporate expenses of $21 million mainly due to increased performance-based compensation costs. The number of weighted average diluted shares decreased by 0.9 million for 2022 compared to 2021, mainly reflecting shares repurchased in the second half of 2021.

    Premiums. Gross premiums written were $8,994 million in 2022, an increase of 13% from $7,933 million in 2021. The increase was due to a $968 million increase in the Insurance segment and a $93 million increase in the Reinsurance & Monoline Excess segment. Approximately 82% of premiums expiring in 2022 and 2021 were renewed.
    Average renewal premium rates for insurance and facultative reinsurance increased 6.5% in 2022 when adjusted for changes in exposures, and increased 7.7% excluding workers' compensation.
    A summary of gross premiums written in 2022 compared with 2021 by line of business within each business segment follows:
•Insurance - gross premiums increased 14% to $7,976 million in 2022 from $7,009 million in 2021. Gross premiums increased $435 million (17%) for other liability, $292 million (19%) for short-tail lines, $130 million (15%) for commercial auto, $63 million (7%) for workers' compensation and $47 million (4%) for professional liability.
•Reinsurance & Monoline Excess - gross premiums increased 10% to $1,018 million in 2022 from $925 million in 2021. Gross premiums increased $60 million (11%) for casualty reinsurance, $24 million (14%) for property reinsurance and $9 million (4%) for monoline excess.
    Net premiums written were $7,576 million in 2022, an increase of 15% from $6,587 million in 2021. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2022, down from 17% in 2021, due in part to our decision to retain more business.
    Premiums earned increased 19% to $7,048 million in 2022 from $5,903 million in 2021. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2022 are related to business written during both 2022 and 2021. Audit premiums were $219 million in 2022 compared with $138 million in 2021 due to an increase in exposures.
    Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2022 and 2021:

	Amount		Average Annualized Yield
($ in thousands)	2022	2021	2022	2021
Fixed maturity securities, including cash and cash equivalents and loans receivable	$371,724	$284,704	2.6%	2.2%
Investment funds	121,919	169,538	10.1	16.5
Arbitrage trading account	24,008	30,176	2.7	6.5
Equity securities	38,303	21,854	4.9	5.0
Real estate	(1,702)	5,517	(0.2)	0.4
Gross investment income	554,252	511,789	3.1	3.1
Investment expenses	(6,350)	(5,174)	—	—
Total	$547,902	$506,615	3.0%	3.1%
    Net investment income increased 8% to $548 million in 2022 from $507 million in 2021 due primarily to a $87 million increase in income from fixed maturity securities mainly driven by rising interest rates and a larger investment portfolio and a $17 million increase from equity securities, partially offset by a $48 million decrease in income from investment funds primarily due to financial service funds, a $8 million decrease in real estate, a $6 million decrease from the arbitrage trading account and a $1 million increase in investment expenses. The Company maintained the short duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. We expect investment income to increase as interest rates continue to move higher. Average invested assets, at cost (including cash and cash equivalents), were $24.2 billion in 2022 and $21.9 billion in 2021.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $82 million in 2022 from $70 million in 2021, mainly due to the business recovery from the pandemic.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $140 million in 2022 compared with $89 million in 2021. The gains of $140 million in 2022 reflected net realized gains on investments of $228 million (primarily a $251 million net gain from the sale of a real estate investment in London after transaction expenses and the foreign currency impact, including the reversal of the currency translation adjustment) partially offset by an increase in unrealized losses on equity securities of $89 million. In 2021, the gains of $89 million reflected net realized gains on investments of $151 million (primarily due to the sale of certain real estate assets and the disposition of an investment fund) partially offset by an increase in unrealized losses on equity securities of $62 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the nine months ended September 30, 2022, the pre-tax change in allowance for expected credit losses on investments increased by $12 million ($10 million after-tax), which is reflected in net investment gains (losses), primarily due to change in estimate. For the nine months ended September 30, 2021, the pre-tax change in allowance for expected credit losses on investments increased by $11 million ($9 million after-tax), which is reflected in net investment gains (losses), primarily related to foreign government securities which did not previously have an allowance.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $345 million in 2022 and $317 million in 2021. The increase mainly relates to the business recovery from COVID-19 on promotional merchandise and textile business as well as a newly acquired commercial and residential textile business in 2022, partially offset by a decrease for the aviation-related business.
    Losses and Loss Expenses. Losses and loss expenses increased to $4,340 million in 2022 from $3,624 million in 2021. The consolidated loss ratio was 61.6% in 2022 and 61.4% in 2021. Catastrophe losses, net of reinsurance recoveries, were $181 million (including current accident year losses of approximately $4 million related to COVID-19) in 2022 and $154 million (including losses of approximately $46 million related to COVID-19) in 2021. Adverse prior year reserve development (net of premium offsets) was $37 million in 2022 and favorable prior year reserve development was $5 million in 2021 (refer to Note 17 of our interim consolidated financial statements for more details). The loss ratio excluding catastrophe losses and prior year reserve development was 58.5% in 2022 and 58.9% in 2021.
    A summary of loss ratios in 2022 compared with 2021 by business segment follows:
•Insurance - The loss ratio was 61.3% in 2022 and 61.4% in 2021. Catastrophe losses were $102 million in 2022 compared with $109 million in 2021. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $2 million. Adverse prior year reserve development was $33 million in 2022, driven by two businesses that wrote policies providing coverage for event cancellation and film production delay which were heavily impacted by losses directly caused by the COVID-19 pandemic, and favorable prior year reserve development was $8 million in 2021. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.4 points to 59.1% in 2022 from 59.5% in 2021.
•Reinsurance & Monoline Excess - The loss ratio was 63.7% in 2022 and 61.5% in 2021. Catastrophe losses were $79 million in 2022 compared with $45 million in 2021. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $2 million. Adverse prior year reserve development was $4 million in 2022 and $3 million in 2021. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.8 points to 54.3% in 2022 from 55.1% in 2021.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the nine months ended September 30, 2022 and 2021:

($ in thousands)	2022	2021
Policy acquisition and insurance operating expenses	$1,974,676	$1,694,548
Insurance service expenses	71,348	63,817
Net foreign currency gains	(85,060)	(19,216)
Debt extinguishment costs	—	11,521
Other costs and expenses	178,292	156,350
Total	$2,139,256	$1,907,020

    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 16.5% and net premiums earned increased 19.4% from 2021. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) was 28.0% in 2022, down from 28.7% in 2021. The improvement is primarily attributable to higher net premiums earned outpacing compensation expense growth. However, to the extent our net premiums earned decrease or travel and entertainment expenses increase, our expense ratio would be expected to increase.
    Service expenses, which represent the costs associated with the fee-based businesses, were $71 million in 2022 and $64 million in 2021.
    Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $85 million in 2022 compared to $19 million in 2021. The increase in gains is primarily related to the strengthening of the U.S. dollar compared to the majority of other currencies in 2022 versus 2021.
Debt extinguishment costs of $12 million in 2021 related to the redemption of $400 million of subordinated debentures in March and June 2021 that were due in 2056.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $178 million in 2022 from $156 million in 2021, primarily due to the increase in performance-based compensation costs in 2022.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $334 million in 2022 compared to $308 million in 2021. The increase mainly relates to the business recovery from COVID-19 on promotional merchandise and textile business as well as a newly acquired residential and commercial textile business in 2022, partially offset by a decrease for the aviation-related business.
Interest Expense. Interest expense was $98 million in 2022 and $110 million in 2021. In March 2021, the Company issued $400 million aggregate principal amount of 3.55% senior notes due 2052 and redeemed its $110 million aggregate principal amount of 5.90% subordinated debentures due 2056. In June 2021, the Company redeemed the $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056. In September 2021, the Company issued $350 million aggregate principal amount of 3.15% senior notes due 2061.
In the first quarter of 2022, the Company repaid at maturity its $77 million aggregate principal amount of 8.7% senior notes in January and its $350 million aggregate principal amount of 4.625% senior notes in March. The above redemptions during the nine months ended September 30, 2021 resulted in debt extinguishment costs of $12 million. Additionally, in the second quarter of 2021, the Company sold a real estate asset, which resulted in a $102 million reduction of the Company's non-recourse debt that was supporting the property.
The maturity and redemption of senior notes and debentures and issuance of additional senior notes and debentures in 2022 and 2021 decreased interest expense in 2022.
Income Taxes. The effective income tax rate was 19.2% and 20.6% for the nine months ended September 30, 2022 and 2021, respectively. The lower effective income tax rate for the nine months ended September 30, 2022, compared to the year earlier period, was primarily due to a net reduction to the Company’s valuation allowance against foreign tax credits and foreign net operating losses.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $147.4 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2022 and 2021. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2022	2021
Insurance:
Gross premiums written	$2,719,824	$2,446,758
Net premiums written	2,237,608	2,007,194
Net premiums earned	2,129,014	1,819,071
Loss ratio	63.2%	61.4%
Expense ratio	28.0%	27.9%
GAAP combined ratio	91.2%	89.3%
Reinsurance & Monoline Excess:
Gross premiums written	$362,114	$340,740
Net premiums written	339,666	317,945
Net premiums earned	312,947	261,947
Loss ratio	70.2%	69.3%
Expense ratio	28.4%	29.1%
GAAP combined ratio	98.6%	98.4%
Consolidated:
Gross premiums written	$3,081,938	$2,787,499
Net premiums written	2,577,274	2,325,138
Net premiums earned	2,441,961	2,081,018
Loss ratio	64.1%	62.4%
Expense ratio	28.0%	28.0%
GAAP combined ratio	92.1%	90.4%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended September 30, 2022 and 2021:

(In thousands, except per share data)	2022	2021
Net income to common stockholders	$228,879	$261,297
Weighted average diluted shares	279,642	280,113
Net income per diluted share	$0.82	$0.93
    The Company reported net income to common stockholders of $229 million in 2022 compared to $261 million in 2021. The $32 million decrease in net income was primarily due to an after-tax decrease in net investment gains of $70 million mainly due to change in market value on equity securities, an after-tax increase in corporate expenses of $6 million, an after-tax decrease in underwriting income of $5 million, and an after-tax decrease in profits from non-insurance businesses of $2 million, partially offset by an after-tax increase in foreign currency gains of $23 million due to strengthening of the U.S. dollar against the majority of other currencies, an after-tax increase in net investment income of $19 million primarily due to rising interest rates and a larger investment portfolio related to fixed maturity securities, an after-tax reduction in minority interest of $4 million, an after-tax reduction in interest expenses of $3 million due to lower interest rates from refinancings and an after-tax increase of $2 million in insurance service income. The number of weighted average diluted shares decreased by 0.5 million for 2022 compared to 2021, mainly reflecting shares repurchased in 2021.
    Premiums. Gross premiums written were $3,082 million in 2022, an increase of 11% from $2,787 million in 2021. The increase was due to a $273 million increase in the Insurance segment and a $22 million increase in the Reinsurance & Monoline Excess segment. Approximately 81% of premiums expiring in 2022 were renewed, and 82% of premiums expiring in 2021 were renewed.

    Average renewal premium rates for insurance and facultative reinsurance increased 6.1% in 2022 when adjusted for changes in exposures, and increased 7.3% excluding workers' compensation.
    A summary of gross premiums written in 2022 compared with 2021 by line of business within each business segment follows:
•Insurance - gross premiums increased 11% to $2,720 million in 2022 from $2,447 million in 2021. Gross premiums increased $113 million (13%) for other liability, $97 million (18%) for short-tail lines, $42 million (13%) for commercial auto, $31 million (11%) for workers' compensation and decreased $10 million (2%) for professional liability.
•Reinsurance & Monoline Excess - gross premiums increased 6% to $362 million in 2022 from $340 million in 2021. Gross premiums increased $19 million (31%) for property reinsurance, $2 million (1%) for casualty reinsurance and $1 million (2%) for monoline excess.
    Net premiums written were $2,577 million in 2022, an increase of 11% from $2,325 million in 2021. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2022, down from 17% in 2021, due in part to our decision to retain more business.
    Premiums earned increased 17% to $2,442 million in 2022 from $2,081 million in 2021. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2022 are related to business written during both 2022 and 2021. Audit premiums were $77 million in 2022 compared with $54 million in 2021 due to an increase in exposures.
    Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2022 and 2021:

	Amount		Average Annualized Yield
($ in thousands)	2022	2021	2022	2021
Fixed maturity securities, including cash and cash equivalents and loans receivable	$146,051	$93,031	3.0%	2.1%
Investment funds	36,045	69,292	8.5	19.9
Arbitrage trading account	10,694	7,187	3.7	3.8
Equity securities	14,650	8,462	5.1	5.0
Real estate	(2,297)	3,485	(0.7)	0.8
Gross investment income	205,143	181,457	3.3	3.2
Investment expenses	(2,327)	(1,606)	—	—
Total	$202,816	$179,851	3.3%	3.2%
    Net investment income increased 13% to $203 million in 2022 from $180 million in 2021 due primarily to a $53 million increase in income from fixed maturity securities mainly driven by rising interest rates and a larger investment portfolio, a $6 million increase from equity securities, a $4 million increase from arbitrage trading account, partially offset by a $33 million decrease in income from investment funds primarily due to financial services funds, a $6 million decrease in real estate and a $1 million increase in investment expense. The Company maintained the short duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. We expect investment income to increase as interest rates continue to move higher. Average invested assets, at cost (including cash and cash equivalents), were $24.6 billion in 2022 and $22.5 billion in 2021.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $28 million in 2022 from $21 million in 2021, mainly due to the business recovery from the pandemic.
    Net Realized and Unrealized (Losses) Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized losses on investments were $66 million in 2022 compared with net gains of $17 million in 2021. The losses of $66 million in 2022 reflected net realized losses on investments of $16 million (primarily due to foreign exchange losses on investments) and an increase in unrealized losses on equity securities of $50 million. In 2021, the gains of $17 million reflected net realized gains on investments of $36 million, partially offset by an increase in unrealized losses on equity securities of $19 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the three months ended September 30, 2022, the pre-tax change in allowance for expected credit losses on investments increased by $1 million ($0.9 million after-tax), which is reflected in net investment gains (losses), primarily due to change in estimate. For the three months ended September 30, 2021, the pre-tax change in allowance for expected credit losses on investments decreased by $2 million ($1.6 million after-tax), which is reflected in net investment gains (losses).
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $119 million in 2022 and $120 million in 2021.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,565 million in 2022 from $1,298 million in 2021. The consolidated loss ratio was 64.1% in 2022 and 62.4% in 2021. Catastrophe losses, net of reinsurance recoveries, were $94 million (including current accident year losses of approximately $1 million related to COVID-19) in 2022 primarily due to Hurricane Ian and $74 million (including losses of approximately $6 million related to COVID-19) in 2021. Adverse prior year reserve development (net of premium offsets) was $39 million in 2022 and favorable prior year reserve development was $2 million in 2021 (refer to Note 17 of our interim consolidated financial statements for more details). The loss ratio excluding catastrophe losses and prior year reserve development was 58.6% in 2022 and 58.9% in 2021.
    A summary of loss ratios in 2022 compared with 2021 by business segment follows:
•Insurance - The loss ratio was 63.2% in 2022 and 61.4% in 2021. Catastrophe losses were $51 million in 2022 compared with $39 million in 2021. The Company reflected a best estimate (net of reinsurance) based upon available information for current accident year COVID-19-related losses of approximately $1 million. Adverse prior year reserve development was $35 million in 2022, driven primarily by two businesses that wrote policies providing coverage for event cancellation and film production delay which were heavily impacted by losses directly caused by the COVID-19 pandemic, and $3 million in 2021. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.1 points to 59.1% in 2022 from 59.0% in 2021.
•Reinsurance & Monoline Excess - The loss ratio was 70.2% in 2022 and 69.3% in 2021. Catastrophe losses were $43 million in 2022 compared with $35 million in 2021. Adverse prior year reserve development was $4 million in 2022 and favorable prior year reserve development was $5 million in 2021. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.8 points to 55.3% in 2022 from 58.1% in 2021.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended September 30, 2022 and 2021:

($ in thousands)	2022	2021
Policy acquisition and insurance operating expenses	$685,325	$583,065
Insurance service expenses	24,991	21,243
Net foreign currency gains	(41,065)	(12,497)
Other costs and expenses	56,286	51,234
Total	$725,537	$643,045
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 17.5% and net premiums earned increased 17.3% from 2021. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) was 28.0% in both 2022 and 2021. To the extent our net premiums earned decrease or travel and entertainment expenses increase, our expense ratio would be expected to increase.
    Service expenses, which represent the costs associated with the fee-based businesses, were $25 million in 2022 and $21 million in 2021.

    Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $41 million in 2022 compared to $12 million in 2021. The increase in gains is primarily due to the strengthening of the U.S. dollar compared to the majority of other currencies in 2022 versus 2021.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $56 million in 2022 from $51 million in 2021, primarily due to the increase in expenses for new business ventures and employee related costs.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $116 million in 2022 compared to $115 million in 2021.
Interest Expense. Interest expense was $32 million in 2022 and $35 million in 2021. In March 2021, the Company issued $400 million aggregate principal amount of 3.55% senior notes due 2052 and redeemed its $110 million aggregate principal amount of 5.90% subordinated debentures due 2056. In June 2021, the Company redeemed the $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056. In September 2021, the Company issued $350 million aggregate principal amount of 3.15% senior notes due 2061.
In the first quarter of 2022, the Company repaid at maturity its $77 million aggregate principal amount of 8.7% senior notes in January and its $350 million aggregate principal amount of 4.625% senior notes in March. The above redemptions during the three months ended September 30, 2021 resulted in debt extinguishment costs of $8 million. Additionally, in the second quarter of 2021, the Company sold a real estate asset, which resulted in a $102 million reduction of the Company's non-recourse debt that was supporting the property.
The maturity and redemption of senior notes and debentures and issuance of additional senior notes and debentures in 2022 and 2021 decreased interest expense in 2022.
Income Taxes. The effective income tax rate was 19.5% and 19.6% for the three months ended September 30, 2022 and 2021, respectively. The lower effective income tax rate for both the three months ended September 30, 2022 and 2021 is primarily attributable to tax benefits related to equity based compensation, which was partially offset by state income taxes.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $147.4 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, were both 2.4 years at September 30, 2022 and December 31, 2021. The Company’s fixed maturity investment portfolio and investment-related assets as of September 30, 2022 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$870,592	3.7%
State and municipal:
Special revenue	1,751,924	7.4
Local general obligation	433,131	1.8
State general obligation	392,565	1.7
Corporate backed	185,091	0.8
Pre-refunded (1)	157,431	0.7
Total state and municipal	2,920,142	12.4
Mortgage-backed:
Agency	906,645	3.9
Commercial	456,937	1.9
Residential-Prime	227,402	1.0
Residential-Alt A	3,857	—
Total mortgage-backed	1,594,841	6.8
Asset-backed	4,241,438	17.9
Corporate:
Industrial	3,131,786	13.2
Financial	2,269,552	9.6
Utilities	458,097	1.9
Other	345,309	1.5
Total corporate	6,204,744	26.2
Foreign government and foreign government agencies	1,399,179	5.9
Total fixed maturity securities	17,230,936	72.9
Equity securities:
Common stocks	952,369	4.0
Preferred stocks	221,220	1.0
Total equity securities	1,173,589	5.0
Investment funds	1,662,029	7.1
Real estate	1,320,550	5.5
Arbitrage trading account	1,165,016	4.9
Cash and cash equivalents (2)	972,838	4.1
Loans receivable	112,800	0.5
Total investments	$23,637,758	100.0%
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
Investment Funds. At September 30, 2022, the carrying value of investment funds was $1,662 million, including investments in financial services funds of $468 million, other funds of $390 million (which includes a deferred compensation trust asset of $31 million), transportation funds of $347 million, real estate funds of $225 million, energy funds of $121 million and infrastructure funds of $111 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At September 30, 2022, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing. During the first quarter of 2022, the Company sold an office building in London.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost (net of allowance for expected credit losses), had an amortized cost of $113 million and an aggregate fair value of $112 million at September 30, 2022. The amortized cost of loans receivable is net of an allowance for expected credit losses of $2 million as of September 30, 2022. Loans receivable include real estate loans of $89 million that are secured by commercial and residential real estate located primarily in New York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2026. Loans receivable include commercial loans of $24 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was both 2.4 years at September 30, 2022 and December 31, 2021.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities increased to $1,773 million in the first nine months of 2022 from $1,524 million in the first nine months of 2021, primarily due to an increase in premium receipts partially offset by increased loss and loss expense payments.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 77% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2022. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At September 30, 2022, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,842 million and a face amount of $2,868 million. In the first quarter of 2022, the Company repaid at maturity its $77 million aggregate principal amount of 8.7% senior notes in January and its $350 million aggregate principal amount of 4.625% senior notes in March. The maturities of the outstanding debt are $7 million in 2024, $6 million in 2025, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
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
    Equity. At September 30, 2022, total common stockholders’ equity was $6.3 billion, common shares outstanding were 265,801,717 and stockholders’ equity per outstanding share was $23.88. During the nine months ended September 30, 2022, the Company repurchased 106,304 shares of its common stock for $6.6 million. In the third quarter of 2022, the board of directors of the Company declared a regular quarterly cash dividend of $0.10 per share. In the second quarter of 2022, the board of directors of the Company declared a regular quarterly cash dividend of $0.10 per share and a special cash dividend of $0.50 per share. In the first quarter of 2022, the board of directors of the Company declared a regular quarterly cash dividend of $0.09 cents per share. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $9.2 billion at September 30, 2022. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 31% at September 30, 2022, down from 33% at December 31, 2021.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 21 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Set forth below is a summary of the shares repurchased by the Company during the three months ended September 30, 2022, and the number of shares remaining authorized for purchase by the Company:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2022	—	$—	—	15,000,000
August 2022	—	$—	—	15,000,000
September 2022	106,304	$61.78	106,304	14,893,696

Item 6. Exhibits

Number
(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	November 4, 2022	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	November 4, 2022	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer