Form 10-Q
period 2023-03-31
BERKLEY W R CORP
filed 2023-05-04
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of April 27, 2023: 260,774,686

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $18,988,459 and $18,715,483; allowance for expected credit losses of $37,249 and $37,466 at March 31, 2023 and December 31, 2022, respectively)	$18,091,113	$17,587,349
Investment funds	1,601,567	1,608,548
Real estate	1,338,504	1,340,622
Equity securities	1,279,955	1,185,894
Arbitrage trading account	609,001	944,230
Loans receivable (net of allowance for expected credit losses of $1,609 and $1,791 at March 31, 2023 and December 31, 2022, respectively)	194,944	193,002
Total investments	23,115,084	22,859,645
Cash and cash equivalents	1,242,357	1,449,346
Premiums and fees receivable (net of allowance for expected credit losses of $32,353 and $30,660 at March 31, 2023 and December 31, 2022, respectively)	2,814,504	2,779,244
Due from reinsurers (net of allowance for expected credit losses of $8,703 and $8,064 at March 31, 2023 and December 31, 2022, respectively)	3,282,288	3,187,730
Deferred policy acquisition costs	786,502	763,486
Prepaid reinsurance premiums	701,295	696,468
Trading account receivables from brokers and clearing organizations	583,970	233,863
Property, furniture and equipment	421,102	423,232
Goodwill	185,509	185,509
Accrued investment income	181,342	166,784
Current and deferred federal and foreign income taxes	205,291	333,774
Other assets	776,820	736,022
Total assets	$34,296,064	$33,815,103
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$17,431,635	$17,011,223
Unearned premiums	5,385,886	5,297,654
Due to reinsurers	539,333	523,131
Other liabilities	1,137,055	1,377,740
Senior notes and other debt	1,827,981	1,828,823
Subordinated debentures	1,008,551	1,008,371
Total liabilities	27,330,441	27,046,942
Equity:
Preferred stock, par value $0.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $0.20 per share:
Authorized 1,250,000,000 shares; issued and outstanding, net of treasury shares, 262,536,530 and 264,546,100 shares, respectively	105,803	105,803
Additional paid-in capital	1,008,128	997,534
Retained earnings	10,296,539	10,161,005
Accumulated other comprehensive loss	(1,078,917)	(1,264,581)
Treasury stock, at cost, 266,478,098 and 264,468,528 shares, respectively	(3,387,538)	(3,251,429)
Total stockholders’ equity	6,944,015	6,748,332
Noncontrolling interests	21,608	19,829
Total equity	6,965,623	6,768,161
Total liabilities and equity	$34,296,064	$33,815,103
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended March 31,

	2023	2022
REVENUES:
Net premiums written	$2,574,824	$2,413,254
Change in net unearned premiums	(83,392)	(164,167)
Net premiums earned	2,491,432	2,249,087
Net investment income	223,398	173,512
Net investment gains:
Net realized and unrealized gains on investments	22,611	369,882
Change in allowance for expected credit losses on investments	399	(3,617)
Net investment gains	23,010	366,265
Revenues from non-insurance businesses	124,200	97,776
Insurance service fees	32,857	27,951
Other income	107	818
Total revenues	2,895,004	2,915,409
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,538,755	1,339,252
Other operating costs and expenses	825,575	713,899
Expenses from non-insurance businesses	122,767	94,855
Interest expense	31,836	34,970
Total operating costs and expenses	2,518,933	2,182,976
Income before income taxes	376,071	732,433
Income tax expense	(80,342)	(139,403)
Net income before noncontrolling interests	295,729	593,030
Noncontrolling interests	(1,603)	(2,392)
Net income to common stockholders	$294,126	$590,638

NET INCOME PER SHARE:
Basic	$1.07	$2.13
Diluted	$1.06	$2.12

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2023	2022
Net income before noncontrolling interests	$295,729	$593,030
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	4,866	56,272
Change in unrealized investment gains (losses), net of taxes	180,799	(423,545)
Other comprehensive income (loss)	185,665	(367,273)
Comprehensive income	481,394	225,757
Noncontrolling interests	(1,602)	(2,391)
Comprehensive income to common stockholders	$479,792	$223,366

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended March 31,

	2023	2022
COMMON STOCK:
Beginning and end of period	$105,803	$105,803
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$997,534	$981,104
Restricted stock units issued	(1,200)	(530)
Restricted stock units expensed	11,794	11,438
End of period	$1,008,128	$992,012
RETAINED EARNINGS:
Beginning of period	$10,161,005	$9,015,135
Net income to common stockholders	294,126	590,638
Dividends ($0.60 and $0.09 per share, respectively)	(158,592)	(22,983)
End of period	$10,296,539	$9,582,790
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment (loss) gain:
Beginning of period	$(892,905)	$90,900
Change in unrealized gains (losses) on securities without an allowance for expected credit losses	177,342	(423,839)
Change in unrealized gains on securities with an allowance for expected credit losses	3,456	293
End of period	(712,107)	(332,646)
Currency translation adjustments:
Beginning of period	(371,676)	(372,855)
Net change in period	4,866	56,272
End of period	(366,810)	(316,583)
Total accumulated other comprehensive loss	$(1,078,917)	$(649,229)
TREASURY STOCK:
Beginning of period	$(3,251,429)	$(3,167,076)
Stock exercised/vested	395	203
Stock repurchased	(135,152)	—
Other	(1,352)	—
End of period	$(3,387,538)	$(3,166,873)
NONCONTROLLING INTERESTS:
Beginning of period	$19,829	$14,719
Contributions	177	6,186
Net income	1,603	2,392
Other comprehensive loss, net of tax	(1)	(1)
End of period	$21,608	$23,296
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2023	2022
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$294,126	$590,638
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(23,010)	(366,265)
Depreciation and amortization	9,737	24,631
Noncontrolling interests	1,603	2,392
Investment funds	(2,180)	(52,012)
Stock incentive plans	11,793	11,438
Change in:
Arbitrage trading account	(14,879)	(7,215)
Premiums and fees receivable	(33,460)	(69,704)
Reinsurance accounts	(84,746)	(2,643)
Deferred policy acquisition costs	(23,727)	(39,220)
Income taxes	76,933	123,763
Reserves for losses and loss expenses	424,149	316,065
Unearned premiums	87,991	167,522
Other	(279,007)	(221,708)
Net cash from operating activities	445,323	477,682
CASH (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	429,400	408,221
Proceeds from sale of equity securities	9,933	9,227
Distributions from (contributions to) investment funds	7,518	(13,423)
Proceeds from maturities and prepayments of fixed maturity securities	956,308	1,440,457
Purchase of fixed maturity securities	(1,686,107)	(2,200,214)
Purchase of equity securities	(59,529)	(100,356)
Real estate sold	7,472	28,141
Change in loans receivable	612	332
Net purchases of property, furniture and equipment	(11,532)	(9,114)
Change in balances due to security brokers	(13,598)	98,058
Cash received in connection with business disposition	—	906,789
Payment for business purchased net of cash acquired	—	(49,572)
Other	93	17
Net cash (used in) from investing activities	(359,430)	518,563
CASH USED IN FINANCING ACTIVITIES:
Repayment of senior notes and other debt	—	(426,503)
Net payments for stock options exercised	(806)	(327)
Net proceeds from issuance of debt	(868)	1,186
Cash dividends to common stockholders	(158,592)	(22,983)
Purchase of common treasury shares	(135,152)	—
Other, net	(308)	(2,703)
Net cash used in financing activities	(295,726)	(451,330)
Net impact on cash due to change in foreign exchange rates	2,844	1,083
Net change in cash and cash equivalents	(206,989)	545,998
Cash and cash equivalents at beginning of period	1,449,346	1,568,843
Cash and cash equivalents at end of period	$1,242,357	$2,114,841
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General
    The unaudited consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the “Company”), have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. All significant intercompany accounts and transactions have been eliminated. For the quarter ended March 31, 2022, the Company did not correct the proceeds from sale of fixed maturity securities and purchase of fixed maturity securities lines within the consolidated statements of cash flows for an incremental inter-company elimination as the effects were not material and had no impact on the total amount of investing activities.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. For further information related to areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective income tax rate differs from the federal income tax rate of 21% primarily due to state and foreign income taxes, which was partially offset by tax-exempt investment income.

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 11,416,856 and 11,592,699 common shares held in a grantor trust as of March 31, 2023 and 2022, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended March 31,

(In thousands)	2023	2022
Basic	274,977	276,772
Diluted	277,339	279,157

(3) Recent Accounting Pronouncements and Accounting Policies
Recently adopted accounting pronouncements:
    All accounting and reporting standards that became effective in 2023 were either not applicable to the Company or their adoption did not have a material impact on the Company.
Accounting and reporting standards that are not yet effective:
    All recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(4) Consolidated Statements of Comprehensive Income

    The following table presents the components of the changes in accumulated other comprehensive income ("AOCI"):

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the three months ended March 31, 2023
Changes in AOCI
Beginning of period	$(892,905)		$(371,676)	$(1,264,581)
Other comprehensive income before reclassifications	155,215		4,866	160,081
Amounts reclassified from AOCI	25,584		—	25,584
Other comprehensive income	180,799		4,866	185,665
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
End of period	$(712,107)		$(366,810)	$(1,078,917)
Amounts reclassified from AOCI
Pre-tax	$32,385	(1)	$—	$32,385
Tax effect	(6,801)	(2)	—	(6,801)
After-tax amounts reclassified	$25,584		$—	$25,584
Other comprehensive income
Pre-tax	$232,021		$4,866	$236,887
Tax effect	(51,222)		—	(51,222)
Other comprehensive income	$180,799		$4,866	$185,665
As of and for the three months ended March 31, 2022
Changes in AOCI
Beginning of period	$90,900		$(372,855)	$(281,955)
Other comprehensive (loss) income before reclassifications	(433,136)		56,272	(376,864)
Amounts reclassified from AOCI	9,591		—	9,591
Other comprehensive (loss) income	(423,545)		56,272	(367,273)
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
Ending balance	$(332,646)		$(316,583)	$(649,229)
Amounts reclassified from AOCI
Pre-tax	$12,141	(1)	$—	$12,141
Tax effect	(2,550)	(2)	—	(2,550)
After-tax amounts reclassified	$9,591		$—	$9,591
Other comprehensive (loss) income
Pre-tax	$(539,449)		$56,272	$(483,177)
Tax effect	115,904		—	115,904
Other comprehensive (loss) income	$(423,545)		$56,272	$(367,273)

____________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
    Interest payments were $41,150,000 and $52,899,000 for the three months ended March 31, 2023 and 2022, respectively. There were no income taxes paid for the three months ended March 31, 2023 and 2022, respectively.

(6) Investments in Fixed Maturity Securities
    At March 31, 2023 and December 31, 2022, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
March 31, 2023
Held to maturity:
State and municipal	$48,474	$(107)	$3,902	$—	$52,269	$48,367
Residential mortgage-backed	3,399	—	53	—	3,452	3,399
Total held to maturity	51,873	(107)	3,955	—	55,721	51,766
Available for sale:
U.S. government and government agency	1,100,204	—	3,728	(54,665)	1,049,267	1,049,267
State and municipal:
Special revenue	1,759,098	—	5,429	(90,044)	1,674,483	1,674,483
State general obligation	386,952	—	4,090	(16,577)	374,465	374,465
Pre-refunded	105,812	—	3,351	(248)	108,915	108,915
Corporate backed	204,773	—	491	(8,447)	196,817	196,817
Local general obligation	442,571	—	4,212	(12,104)	434,679	434,679
Total state and municipal	2,899,206	—	17,573	(127,420)	2,789,359	2,789,359
Mortgage-backed:
Residential	1,464,856	(23)	2,298	(153,147)	1,313,984	1,313,984
Commercial	595,818	—	1,220	(13,293)	583,745	583,745
Total mortgage-backed	2,060,674	(23)	3,518	(166,440)	1,897,729	1,897,729
Asset-backed	3,960,140	—	3,166	(117,853)	3,845,453	3,845,453
Corporate:
Industrial	3,563,744	(66)	9,599	(187,833)	3,385,444	3,385,444
Financial	2,737,880	(3,729)	7,421	(115,268)	2,626,304	2,626,304
Utilities	650,151	—	5,117	(27,941)	627,327	627,327
Other	495,850	—	122	(9,398)	486,574	486,574
Total corporate	7,447,625	(3,795)	22,259	(340,440)	7,125,649	7,125,649
Foreign government	1,468,737	(33,324)	6,312	(109,835)	1,331,890	1,331,890
Total available for sale	18,936,586	(37,142)	56,556	(916,653)	18,039,347	18,039,347
Total investments in fixed maturity securities	$18,988,459	$(37,249)	$60,511	$(916,653)	$18,095,068	$18,091,113
____________
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses is recognized in the consolidated statements of income. Amount excludes unrealized losses relating to non-credit factors.

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
December 31, 2022
Held to maturity:
State and municipal	$47,802	$(114)	$4,239	$—	$51,927	$47,688
Residential mortgage-backed	3,608	—	38	—	3,646	3,608
Total held to maturity	51,410	(114)	4,277	—	55,573	51,296
Available for sale:
U.S. government and government agency	960,479	—	937	(69,158)	892,258	892,258
State and municipal:
Special revenue	1,837,309	—	3,662	(119,474)	1,721,497	1,721,497
State general obligation	387,709	—	2,651	(21,335)	369,025	369,025
Pre-refunded	156,106	—	2,741	(7)	158,840	158,840
Corporate backed	210,228	—	334	(10,923)	199,639	199,639
Local general obligation	454,983	—	2,967	(16,853)	441,097	441,097
Total state and municipal	3,046,335	—	12,355	(168,592)	2,890,098	2,890,098
Mortgage-backed:
Residential	1,308,019	(18)	395	(171,595)	1,136,801	1,136,801
Commercial	547,757	—	215	(19,363)	528,609	528,609
Total mortgage-backed securities	1,855,776	(18)	610	(190,958)	1,665,410	1,665,428
Asset-backed	4,132,365	—	2,730	(152,322)	3,982,773	3,982,773
Corporate:
Industrial	3,491,645	(1,704)	4,439	(241,381)	3,252,999	3,252,999
Financial	2,585,247	(2,997)	5,505	(117,383)	2,470,372	2,470,372
Utilities	586,066	—	1,307	(36,325)	551,048	551,048
Other	441,230	—	—	(11,657)	429,573	429,573
Total corporate	7,104,188	(4,701)	11,251	(406,746)	6,703,992	6,703,992
Foreign government	1,564,930	(32,633)	4,283	(135,058)	1,401,522	1,401,522
Total available for sale	18,664,073	(37,352)	32,166	(1,122,834)	17,536,053	17,536,053
Total investments in fixed maturity securities	$18,715,483	$(37,466)	$36,443	$(1,122,834)	$17,591,626	$17,587,349
____________
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses is recognized in the consolidated statements of income. Amount excludes unrealized losses relating to non-credit factors.
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended March 31, 2023 and 2022:

(In thousands)	2023	2022
Allowance for expected credit losses, beginning of period	$114	$387
Provision for expected credit losses	(7)	(9)
Allowance for expected credit losses, end of period	$107	$378

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended March 31, 2023 and 2022:

	2023				2022
(In thousands)	Foreign Government	Corporate	Mortgage-backed	Total	Foreign Government	Corporate	Total
Allowance for expected credit losses, beginning of period	$32,633	$4,701	$18	$37,352	$22,222	$16	$22,238
Expected credit losses on securities for which credit losses were not previously recorded	—	186	—	186	484	—	484
Expected credit losses (gains) on securities for which credit losses were previously recorded	691	(1,087)	5	(391)	3,447	(16)	3,431
Reduction due to disposals	—	(5)	—	(5)	—	—	—
Allowance for expected credit losses, end of period	$33,324	$3,795	$23	$37,142	$26,153	$—	$26,153

During the three months ended March 31, 2023, the Company decreased the allowance for expected credit losses for available for sale securities utilizing its credit loss assessment process and inputs used in its credit loss model due to a decrease in unrealized losses primarily associated with corporate securities offset by foreign government securities. During the three months ended March 31, 2022, the Company increased the allowance for expected credit losses for available for sale securities utilizing its credit loss assessment process and inputs used in its credit loss model, primarily due to foreign government securities.
The amortized cost and fair value of fixed maturity securities at March 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,568,436	$1,528,990
Due after one year through five years	8,864,666	8,503,127
Due after five years through ten years	4,287,881	4,084,883
Due after ten years	2,203,296	2,076,887
Mortgage-backed securities	2,064,073	1,901,181
Total	$18,988,352	$18,095,068
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $107 thousand related to held to maturity securities.
At March 31, 2023 and December 31, 2022, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
    At March 31, 2023 and December 31, 2022, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2023
Common stocks	$883,234	$227,947	$(53,582)	$1,057,599	$1,057,599
Preferred stocks	282,750	1,526	(61,920)	222,356	222,356
Total	$1,165,984	$229,473	$(115,502)	$1,279,955	$1,279,955

December 31, 2022
Common stocks	$855,987	$192,165	$(65,401)	$982,751	$982,751
Preferred stocks	259,341	1,053	(57,251)	203,143	203,143
Total	$1,115,328	$193,218	$(122,652)	$1,185,894	$1,185,894

(8) Arbitrage Trading Account
    At March 31, 2023 and December 31, 2022, the fair and carrying values of the arbitrage trading account were $609 million and $944 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of March 31, 2023, the fair value of long option contracts outstanding was $5 thousand (notional amount of $2 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended March 31,

(In thousands)	2023	2022
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$195,642	$101,284
Arbitrage trading account	18,256	9,187
Equity securities	13,746	10,856
Investment funds	2,180	52,012
Real estate	(3,711)	2,146
Gross investment income	226,113	175,485
Investment expense	(2,715)	(1,973)
Net investment income	$223,398	$173,512

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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $408 million as of March 31, 2023.
    Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	March 31,	December 31,	For the Three Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Financial services	$444,645	$465,683	$(13,047)	$25,932
Transportation	336,808	336,753	11,788	11,179
Real Estate	216,871	204,644	956	16,364
Infrastructure	119,042	115,428	3,355	841
Energy	117,461	116,432	3,439	(892)
Other funds	366,740	369,608	(4,311)	(1,412)
Total	$1,601,567	$1,608,548	$2,180	$52,012
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the minority investment in Lifson Re, a Bermuda reinsurance company. Effective January 1, 2021, Lifson Re participated on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 22.5% share of placed amounts. The percentage increased from 22.5% to 30.0% effective July 1, 2022. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. For the three months ended March 31, 2023 and 2022, the Company ceded approximately $107 million and $89 million, respectively, of written premiums to Lifson Re.
Other funds include deferred compensation trust assets of $34 million and $30 million as of March 31, 2023 and December 31, 2022, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(11) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	March 31,	December 31,
(In thousands)	2023	2022
Properties in operation	$1,111,713	$1,114,167
Properties under development	226,791	226,455
Total	$1,338,504	$1,340,622

    As of March 31, 2023, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $30,180,000 and $33,206,000 as of March 31, 2023 and December 31, 2022, respectively. Related depreciation expense was $2,281,000 and $4,788,000 for the three months ended March 31, 2023 and 2022, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $24,345,984 in 2023, $34,786,393 in 2024, $32,070,092 in 2025, $29,483,276 in 2026, $28,567,112 in 2027, $28,906,220 in 2028 and $482,081,845 thereafter.
During the first quarter of 2022, the Company sold a real estate investment in London (proceeds from the real estate and related entity is presented on the business disposition line within the consolidated statements of cash flows).
    A mixed-use project in Washington, D.C. had been under development in 2023 and 2022, with the completed portion reported in properties in operation as of March 31, 2023.

(12) Loans Receivable

At March 31, 2023 and December 31, 2022, loans receivable were as follows:

(In thousands)	March 31, 2023	December 31, 2022
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$175,745	$173,616
Commercial loans	19,199	19,386
Total	$194,944	$193,002

Fair value:
Real estate loans	$168,256	$168,595
Commercial loans	19,199	19,386
Total	$187,455	$187,981
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
Loans receivable in non-accrual status were none as of both March 31, 2023 and December 31, 2022, respectively.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended March 31, 2023 and 2022:

	2023			2022
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$1,100	$691	$1,791	$1,362	$356	$1,718
Change in expected credit losses	(61)	(121)	(182)	(67)	(222)	(289)
Allowance for expected credit losses, end of period	$1,039	$570	$1,609	$1,295	$134	$1,429
During the three months ended March 31, 2023, the Company decreased the allowance primarily due to a decrease in the weighted average life of the loans receivable portfolio. During the three months ended March 31, 2022, the Company reduced the allowance primarily due to the decrease in the duration of the loan portfolio.
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

(13) Net Investment Gains
     Net investment gains (losses) were as follows:

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Net investment gains (losses):
Fixed maturity securities:
Gains	$943	$1,705
Losses	(18,130)	(2,984)
Equity securities (1):
Net realized gains on investment sales	1,060	905
Change in unrealized gains	43,404	93,213
Investment funds	10	(2,162)
Real estate (2)	10,739	286,192
Loans receivable	—	(32)
Other	(15,415)	(6,955)
Net realized and unrealized gains on investments in earnings before allowance for expected credit losses	22,611	369,882
Change in allowance for expected credit losses on investments:
Fixed maturity securities	217	(3,906)
Loans receivable	182	289
Change in allowance for expected credit losses on investments	399	(3,617)
Net investment gains	23,010	366,265
Income tax expense	(4,850)	(78,442)
After-tax net investment gains	$18,160	$287,823

Change in unrealized investment gains (losses) on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$227,116	$(540,263)
Fixed maturity securities with allowance for expected credit losses	3,456	293
Investment funds	1,936	469
Other	(487)	52
Total change in unrealized investment gains (losses)	232,021	(539,449)
Income tax (expense) benefit	(51,222)	115,904
Noncontrolling interests	(1)	(1)
After-tax change in unrealized investment gains (losses) of available for sale securities	$180,798	$(423,546)
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

(14) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at March 31, 2023 and December 31, 2022 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2023
U.S. government and government agency	$213,369	$4,312	$527,765	$50,353	$741,134	$54,665
State and municipal	1,070,807	30,908	1,008,985	96,512	2,079,792	127,420
Mortgage-backed	765,967	17,720	866,618	148,720	1,632,585	166,440
Asset-backed	916,431	13,102	2,490,520	104,751	3,406,951	117,853
Corporate	2,694,062	75,595	3,175,233	264,845	5,869,295	340,440
Foreign government	239,947	26,248	786,359	83,587	1,026,306	109,835
Fixed maturity securities	$5,900,583	$167,885	$8,855,480	$748,768	$14,756,063	$916,653

December 31, 2022
U.S. government and government agency	$285,391	$10,219	$453,520	$58,939	$738,911	$69,158
State and municipal	1,720,443	89,272	598,797	79,320	2,319,240	168,592
Mortgage-backed	1,099,549	75,430	473,318	115,528	1,572,867	190,958
Asset-backed	1,569,647	48,390	2,176,638	103,932	3,746,285	152,322
Corporate	3,690,856	150,115	2,349,281	256,631	6,040,137	406,746
Foreign government	477,672	29,815	711,786	105,243	1,189,458	135,058
Fixed maturity securities	$8,843,558	$403,241	$6,763,340	$719,593	$15,606,898	$1,122,834
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2023 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	33	$105,347	$64,516
Corporate	16	45,507	3,789
State and municipal	1	12,066	2,936
Mortgage-backed	14	4,202	199
Asset-backed	1	8	8
Total	65	$167,130	$71,448
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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2023
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$1,049,267	$—	$1,049,267	$—
State and municipal	2,789,359	—	2,789,359	—
Mortgage-backed	1,897,729	—	1,897,729	—
Asset-backed	3,845,453	—	3,845,453	—
Corporate	7,125,649	—	7,125,649	—
Foreign government	1,331,890	—	1,331,890	—
Total fixed maturity securities available for sale	18,039,347	—	18,039,347	—
Equity securities:
Common stocks	1,057,599	1,054,268	1,162	2,169
Preferred stocks	222,356	—	211,057	11,299
Total equity securities	1,279,955	1,054,268	212,219	13,468
Arbitrage trading account	609,001	574,096	31,251	3,654
Total	$19,928,303	$1,628,364	$18,282,817	$17,122

December 31, 2022
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$892,258	$—	$892,258	$—
State and municipal	2,890,098	—	2,890,098	—
Mortgage-backed	1,665,410	—	1,665,410	—
Asset-backed	3,982,773	—	3,982,773	—
Corporate	6,703,992	—	6,703,992	—
Foreign government	1,401,522	—	1,401,522	—
Total fixed maturity securities available for sale	17,536,053	—	17,536,053	—
Equity securities:
Common stocks	982,751	978,991	1,161	2,599
Preferred stocks	203,143	—	191,844	11,299
Total equity securities	1,185,894	978,991	193,005	13,898
Arbitrage trading account	944,230	822,192	118,448	3,590
Total	$19,666,177	$1,801,183	$17,847,506	$17,488

    The following tables summarize changes in Level 3 assets and liabilities for the three months ended March 31, 2023 and for the year ended December 31, 2022:

Gains (Losses) Included In:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns / Maturities	Transfers In / (Out)	Ending Balance
Three Months Ended March 31, 2023
Assets:
Equity securities:
Common stocks	$2,599	$(430)	$—	$—	$—	$—	$—	$—	$2,169
Preferred stocks	11,299	—	—	—	—	—	—	—	11,299
Total	13,898	(430)	—	—	—	—	—	—	13,468
Arbitrage trading account	3,590	64	—	—	—	—	—	—	3,654
Total	$17,488	$(366)	$—	$—	$—	$—	$—	$—	$17,122
Year Ended December 31, 2022
Assets:
Equity securities:
Common stocks	$9,294	$(6,695)	$—	$—	$—	$—	$—	$—	$2,599
Preferred stocks	11,296	3	—	—	925	(925)	—	—	11,299
Total	20,590	(6,692)	—	—	925	(925)	—	—	13,898
Arbitrage trading account	—	(179)	—	—	4,685	(917)	—	1	3,590
Total	$20,590	$(6,871)	$—	$—	$5,610	$(1,842)	$—	$1	$17,488
    For the three months ended March 31, 2023 and for the year ended December 31, 2022, there were no securities transferred into or out of Level 3.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	March 31,
(In thousands)	2023	2022
Net reserves at beginning of period	$14,248,879	$12,848,362
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	1,502,817	1,327,695
Increase in estimates for claims occurring in prior years (2) (3)	28,205	3,761
Loss reserve discount accretion	7,733	7,796
Total	1,538,755	1,339,252
Net payments for claims:
Current year	110,274	84,598
Prior years	1,106,481	933,656
Total	1,216,755	1,018,254
Foreign currency translation	1,154	9,983
Net reserves at end of period	14,572,033	13,179,343
Ceded reserves at end of period	2,859,602	2,543,546
Gross reserves at end of period	$17,431,635	$15,722,889
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $11 million and $7 million for the three months ended March 31, 2023 and 2022, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $19 million and decreased by $4 million for the three months ended March 31, 2023 and 2022, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Adverse development, net of additional and return premiums, was $24 million for the three months ended March 31, 2023, and favorable development was $1 million for the three months ended March 31, 2022, respectively.
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
As of March 31, 2023, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $344 million, of which $291 million relates to the Insurance segment and $53 million relates to the Reinsurance & Monoline Excess segment. Such $344 million of COVID-19-related losses included $339 million of reported losses and $5 million of IBNR. For the three months ended March 31, 2023, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $43 thousand, all of which relates to the Insurance segment.

During the three months ended March 31, 2023, adverse prior year development (net of additional and return premiums) of $24 million included $17 million for the Insurance segment and $7 million for the Reinsurance & Monoline Excess segment.
This overall adverse development for both segments was primarily attributed to property catastrophe losses related to 2022 events which were still being adjusted and settled during the first quarter of 2023. In particular, losses related to U.S. winter storms which occurred during the month of December were a significant driver of the development, as information gathering and evaluation of many of these losses were still ongoing into the new year.
In addition to the property prior year adverse development discussed above, during the first quarter of 2023, the Insurance segment experienced adverse prior year development on casualty lines for the 2016 through 2019 accident years, which was offset by favorable prior year development on casualty lines for the 2022 accident year. The adverse development on the 2016 through 2019 accident years was concentrated in the other liability line of business, and to a lesser degree, professional liability, including medical professional. The development, which particularly impacted business attaching excess of primary policy limits, was driven by a larger than expected number of large losses reported. The Company believes social inflation is contributing to an increase in the frequency of large losses for these accident years. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The favorable prior year development on casualty lines for the 2022 accident year in the Insurance segment was concentrated in the other liability, professional liability, and workers’ compensation lines of business. Due to uncertainty regarding incurred loss frequency and severity in light of ongoing social inflation and the emergence from the COVID-19 pandemic, the Company set its initial loss ratios for the 2022 accident year prudently, and largely maintained these estimates through the end of 2022. The reported loss experience to date for these lines of business for the 2022 accident year has been significantly better than was expected, and the Company has begun to react to this favorable emergence in the first quarter of 2023 for these lines.
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

(17) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$18,091,113	$18,095,068	$17,587,349	$17,591,626
Equity securities	1,279,955	1,279,955	1,185,894	1,185,894
Arbitrage trading account	609,001	609,001	944,230	944,230
Loans receivable	194,944	187,455	193,002	187,981
Cash and cash equivalents	1,242,357	1,242,357	1,449,346	1,449,346
Trading account receivables from brokers and clearing organizations	583,970	583,970	233,863	233,863
Due from broker	17,207	17,207	3,609	3,609
Liabilities:
Senior notes and other debt	1,827,981	1,501,671	1,828,823	1,439,188
Subordinated debentures	1,008,551	836,796	1,008,371	805,600
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

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended March 31,

(In thousands)	2023	2022
Written premiums:
Direct	$2,738,754	$2,542,336
Assumed	310,563	317,500
Ceded	(474,493)	(446,582)
Total net premiums written	$2,574,824	$2,413,254

Earned premiums:
Direct	$2,667,063	$2,404,597
Assumed	295,230	292,373
Ceded	(470,861)	(447,883)
Total net premiums earned	$2,491,432	$2,249,087

Ceded losses and loss expenses incurred	$315,476	$243,294
Ceded commissions earned	$118,418	$117,445
    The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended March 31, 2023 and 2022:

(In thousands)	2023	2022
Allowance for expected credit losses, beginning of period	$30,660	$25,218
Change in expected credit losses	1,693	3,018
Allowance for expected credit losses, end of period	$32,353	$28,236

The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses.
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended March 31, 2023 and 2022:

(In thousands)	2023	2022
Allowance for expected credit losses, beginning of period	$8,064	$7,713
Change in expected credit losses	639	(58)
Allowance for expected credit losses, end of period	$8,703	$7,655

(19) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $12 million and $11 million for the three months ended March 31, 2023 and 2022, respectively. A summary of RSUs issued in the three months ended March 31, 2023 and 2022 follows:

($ in thousands)	Units	Fair Value
2023	—	$—
2022	1,660	$150

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
The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended March 31,

(In thousands)	2023	2022
Leases:
Lease cost	$10,188	$10,198
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$10,563	$10,993
Right-of-use assets obtained in exchange for new lease liabilities	$5,313	$17,269

	As of March 31,
($ in thousands)	2023	2022
Right-of-use assets	$164,547	$180,424
Lease liabilities	$199,225	$217,086
Weighted-average remaining lease term	7.1 years	7.3 years
Weighted-average discount rate	4.49%	4.58%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	March 31, 2023
Contractual Maturities:
2023	$36,209
2024	42,330
2025	34,121
2026	27,166
2027	17,585
Thereafter	72,767
Total undiscounted future minimum lease payments	230,178
Less: Discount impact	30,953
Total lease liability	$199,225

(22) Business Segments
    The Company’s reportable segments include the following two business segments, plus a corporate segment:
•Insurance - predominantly commercial insurance business, including excess and surplus lines, admitted lines and specialty personal lines throughout the United States, as well as insurance business in Asia, Australia, Canada, Continental Europe, Mexico, Scandinavia, South America and the United Kingdom
•Reinsurance & Monoline Excess - reinsurance business on a facultative and treaty basis, primarily in the United States, the United Kingdom, Continental Europe, Australia, the Asia-Pacific Region and South Africa, as well as operations that solely retain risk on an excess basis.
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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended March 31, 2023
Insurance	$2,181,876	$166,086	$9,577	$2,357,539	$352,199	$273,904
Reinsurance & Monoline Excess	309,556	52,055	—	361,611	101,712	82,561
Corporate, other and eliminations (3)	—	5,257	147,587	152,844	(100,850)	(80,499)
Net investment gains	—	—	23,010	23,010	23,010	18,160
Total	$2,491,432	$223,398	$180,174	$2,895,004	$376,071	$294,126
Three months ended March 31, 2022
Insurance	$1,962,835	$137,654	$8,676	$2,109,165	$382,412	$315,552
Reinsurance & Monoline Excess	286,252	27,423	—	313,675	57,628	47,080
Corporate, other and eliminations (3)	—	8,435	117,869	126,304	(73,872)	(59,817)
Net investment gains	—	—	366,265	366,265	366,265	287,823
Total	$2,249,087	$173,512	$492,810	$2,915,409	$732,433	$590,638
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2) Revenues for Insurance from foreign operations for the three months ended March 31, 2023 and 2022 were $274 million and $235 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign operations for the three months ended March 31, 2023 and 2022 were $106 million and $96 million, respectively.
(3) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Identifiable Assets

(In thousands)	March 31, 2023	December 31, 2022
Insurance	$27,062,484	$27,012,479
Reinsurance & Monoline Excess	5,191,920	5,195,752
Corporate, other and eliminations	2,041,660	1,606,872
Consolidated	$34,296,064	$33,815,103

    Net premiums earned by major line of business are as follows:

	For the Three Months Ended March 31,

(In thousands)	2023	2022
Insurance:
Other liability	$857,149	$749,391
Short-tail lines (1)	430,503	375,212
Commercial automobile	311,422	282,234
Workers' compensation	305,561	285,423
Professional liability	277,241	270,575
Total Insurance	2,181,876	1,962,835

Reinsurance & Monoline Excess:
Casualty reinsurance	193,730	184,122
Monoline excess (2)	58,644	51,896
Property reinsurance	57,182	50,234
Total Reinsurance & Monoline Excess	309,556	286,252

Total	$2,491,432	$2,249,087
______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
(2) Monoline excess includes operations that solely retain risk on an excess basis.

SAFE HARBOR STATEMENT

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2023 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts, including claims for cybersecurity-related risks; natural and man-made catastrophic losses, including as a result of terrorist activities; the ongoing COVID-19 pandemic; the impact of climate change, which may alter the frequency and increase the severity of catastrophe events; general economic and market activities, including inflation, changing interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; foreign currency and political risks (including those associated with the United Kingdom's withdrawal from the European Union, or "Brexit") relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2019; the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; potential difficulties with technology and/or cyber security issues; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
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
The COVID-19 pandemic, including the related impact on the U.S. and global economies, continued to affect our results of operations. At the same time, COVID-19 has led to reduced loss frequency in certain lines of business (which partially returned to pre-pandemic levels as many economies and legal systems have reopened). The ultimate impact of COVID-19 on the economy and the Company’s results of operations, financial position and liquidity is not within the Company’s control and remains unclear due to, among other factors, its ongoing impact and uncertainty in connection with its claims, reserves and reinsurance recoverables.

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
    Our net reserves for losses and loss expenses of approximately $14.6 billion as of March 31, 2023 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $3.0 billion, or 21%, of the Company’s net loss reserves as of March 31, 2023 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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
    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	March 31, 2023	December 31, 2022
Insurance	$11,524,946	$11,233,924
Reinsurance & Monoline Excess	3,047,087	3,014,955
Net reserves for losses and loss expenses	14,572,033	14,248,879
Ceded reserves for losses and loss expenses	2,859,602	2,762,344
Gross reserves for losses and loss expenses	$17,431,635	$17,011,223

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
March 31, 2023
Other liability	$1,819,236	$4,009,866	$5,829,102
Workers’ compensation (1)	1,022,327	878,769	1,901,096
Professional liability	495,427	1,326,097	1,821,524
Commercial automobile	624,234	561,947	1,186,181
Short-tail lines (2)	391,540	395,503	787,043
Total Insurance	4,352,764	7,172,182	11,524,946
Reinsurance & Monoline Excess (1) (3)	1,531,257	1,515,830	3,047,087
Total	$5,884,021	$8,688,012	$14,572,033

December 31, 2022
Other liability	$1,808,700	$3,826,444	$5,635,144
Workers’ compensation (1)	1,023,961	899,215	1,923,176
Professional liability	501,572	1,243,604	1,745,176
Commercial automobile	629,149	528,398	1,157,547
Short-tail lines (2)	403,974	368,907	772,881
Total Insurance	4,367,356	6,866,568	11,233,924
Reinsurance & Monoline Excess (1) (3)	1,551,687	1,463,268	3,014,955
Total	$5,919,043	$8,329,836	$14,248,879
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $411 million and $416 million as of March 31, 2023 and December 31, 2022, respectively.
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

    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the three months ended March 31, 2023 and 2022 are as follows:

(In thousands)	2023	2022
Increase in prior year loss reserves	$(28,205)	$(3,761)
Increase in prior year earned premiums	4,313	4,407
Net (unfavorable) favorable prior year development	$(23,892)	$646
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
As of March 31, 2023, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $344 million, of which $291 million relates to the Insurance segment and $53 million relates to the Reinsurance & Monoline Excess segment. Such $344 million of COVID-19-related losses included $339 million of reported losses and $5 million of IBNR. For the three months ended March 31, 2023, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $43 thousand, all of which relates to the Insurance segment.
During the three months ended March 31, 2023, adverse prior year development (net of additional and return premiums) of $24 million included $17 million for the Insurance segment and $7 million for the Reinsurance & Monoline Excess segment.
This overall adverse development for both segments was primarily attributed to property catastrophe losses related to 2022 events which were still being adjusted and settled during the first quarter of 2023. In particular, losses related to U.S. winter storms which occurred during the month of December were a significant driver of the development, as information gathering and evaluation of many of these losses were still ongoing into the new year.
In addition to the property prior year adverse development discussed above, during the first quarter of 2023, the Insurance segment experienced adverse prior year development on casualty lines for the 2016 through 2019 accident years, which was offset by favorable prior year development on casualty lines for the 2022 accident year. The adverse development on the 2016 through 2019 accident years was concentrated in the other liability line of business, and to a lesser degree, professional liability, including medical professional. The development, which particularly impacted business attaching excess of primary policy limits, was driven by a larger than expected number of large losses reported. The Company believes social inflation is contributing to an increase in the frequency of large losses for these accident years. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The favorable prior year development on casualty lines for the 2022 accident year in the Insurance segment was concentrated in the other liability, professional liability, and workers’ compensation lines of business. Due to uncertainty regarding incurred loss frequency and severity in light of ongoing social inflation and the emergence from the COVID-19 pandemic, the Company set its initial loss ratios for the 2022 accident year prudently, and largely maintained these estimates through the end of 2022. The reported loss experience to date for these lines of business for the 2022 accident year has been significantly better than was expected, and the Company has begun to react to this favorable emergence in the first quarter of 2023 for these lines.
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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,448 million and $1,464 million at March 31, 2023 and December 31, 2022, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $411 million and $416 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.4%.
    Substantially all of the workers’ compensation discount (97% of total discounted reserves at March 31, 2023) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at March 31, 2023), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $61 million at March 31, 2023 and $60 million at December 31, 2022. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.

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
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2023 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	33	$105,347	$64,516
Corporate	16	45,507	3,789
State and municipal	1	12,066	2,936
Mortgage-backed	14	4,202	199
Asset-backed	1	8	8
Total	65	$167,130	$71,448
    As of March 31, 2023, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $37 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $2 million as of both March 31, 2023 and December 31, 2022, respectively.
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
    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of March 31, 2023:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$17,555,166	97.3%
Syndicate manager	67,780	0.4
Directly by the Company based on:
Observable data	416,401	2.3
Total	$18,039,347	100.0%
    Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2023, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Three Months Ended March 31, 2023 and 2022
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2023 and 2022. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2023	2022
Insurance:
Gross premiums written	$2,652,234	$2,484,799
Net premiums written	2,210,834	2,073,291
Net premiums earned	2,181,876	1,962,835
Loss ratio	62.8%	59.5%
Expense ratio	28.7%	28.1%
GAAP combined ratio	91.5%	87.6%
Reinsurance & Monoline Excess:
Gross premiums written	$397,083	$375,038
Net premiums written	363,990	339,963
Net premiums earned	309,556	286,252
Loss ratio	54.5%	59.9%
Expense ratio	29.5%	29.5%
GAAP combined ratio	84.0%	89.4%
Consolidated:
Gross premiums written	$3,049,317	$2,859,837
Net premiums written	2,574,824	2,413,254
Net premiums earned	2,491,432	2,249,087
Loss ratio	61.8%	59.5%
Expense ratio	28.8%	28.3%
GAAP combined ratio	90.6%	87.8%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended March 31, 2023 and 2022:

(In thousands, except per share data)	2023	2022
Net income to common stockholders	$294,126	$590,638
Weighted average diluted shares	277,339	279,157
Net income per diluted share	$1.06	$2.12
    The Company reported net income to common stockholders of $294 million in 2023 compared to $591 million in 2022. The $297 million decrease in net income was primarily due to an after-tax reduction in net investment gains of $270 million due to the sale of a real estate investment in 2022 and the reduced gain from change in market value on equity securities, an after-tax reduction in underwriting income of $31 million primarily due to increased storm and property losses, an increase of $17 million in tax expense due to a change in the effective tax rate, an after-tax increase in foreign currency losses of $11 million mainly due to the weakening of the U.S. dollar against U.K. sterling and Euro in 2023, an after-tax increase in corporate expenses of $10 million due to increased performance-based compensation costs and an after-tax decrease in profits from non-insurance businesses of $1 million, partially offset by an after-tax increase in net investment income of $39 million primarily due to rising interest rates and a larger investment portfolio related to fixed maturity securities, an after-tax reduction in interest expense of $2 million due to debt repayments in 2022 and an after-tax increase in insurance service income of $2 million. The number of weighted average diluted shares decreased by 1.8 million for 2023 compared to 2022, mainly reflecting shares repurchased in the the first quarter of 2023.
    Premiums. Gross premiums written were $3,049 million in 2023, an increase of 7% from $2,860 million in 2022. The increase was due to a $167 million increase in the Insurance segment and a $22 million increase in the Reinsurance & Monoline

Excess segment. Approximately 79% of premiums expiring in 2023 were renewed, and 82% of premiums expiring in 2022 were renewed.
    Average renewal premium rates for insurance and facultative reinsurance increased 7.2% in 2023 when adjusted for changes in exposures, and increased 8.3% excluding workers' compensation.
    A summary of gross premiums written in 2023 compared with 2022 by line of business within each business segment follows:
•Insurance - gross premiums increased 7% to $2,652 million in 2023 from $2,485 million in 2022. Gross premiums increased $94 million (10%) for other liability, $80 million (14%) for short-tail lines, $21 million (7%) for commercial auto and $8 million (3%) for workers' compensation, partially offset by a reduction of $36 million (9%) for professional liability.
•Reinsurance & Monoline Excess - gross premiums increased 6% to $397 million in 2023 from $375 million in 2022. Gross premiums increased $12 million (12%) for monoline excess, $6 million (9%) for property reinsurance and $4 million (2%) for casualty reinsurance.
    Net premiums written were $2,575 million in 2023, an increase of 7% from $2,413 million in 2022. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in both 2023 and 2022.
    Premiums earned increased 11% to $2,491 million in 2023 from $2,249 million in 2022. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2023 are related to business written during both 2023 and 2022. Audit premiums were $91 million in 2023 compared with $70 million in 2022 due to an increase in exposures.
    Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2023 and 2022:

	Amount		Average Annualized Yield
($ in thousands)	2023	2022	2023	2022
Fixed maturity securities, including cash and cash equivalents and loans receivable	$195,642	$101,284	3.8%	2.2%
Arbitrage trading account	18,256	9,187	9.4	3.1
Equity securities	13,746	10,856	4.8	4.7
Investment funds	2,180	52,012	0.5	13.7
Real estate	(3,711)	2,146	(1.1)	0.5
Gross investment income	226,113	175,485	3.5	3.0
Investment expenses	(2,715)	(1,973)	—	—
Total	$223,398	$173,512	3.5%	2.9%
    Net investment income increased 29% to $223 million in 2023 from $174 million in 2022 due primarily to a $94 million increase in income from fixed maturity securities mainly driven by rising interest rates and a larger investment portfolio, a $9 million increase from the arbitrage trading account and a $3 million increase from equity securities, partially offset by a $50 million decrease in income from investment funds primarily due to financial service and consumer goods funds, a $6 million decrease in real estate and a $1 million increase in investment expenses. The Company maintained the shortened duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. Average invested assets, at cost (including cash and cash equivalents), were $25.7 billion in 2023 up 8.3% from $23.7 billion in 2022.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $33 million in 2023 from $28 million in 2022, mainly due to organic growth within the business.
    Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $23 million in 2023 compared with $370 million in 2022. The gains of $23 million in 2023 reflected an increase in unrealized gains on equity securities of $43 million partially offset by net realized losses on investments of $20 million. The gains of $370 million in 2022 reflected net realized gains on investments of $277 million (primarily a $251 million net gain from the sale of a real estate investment in London after transaction expenses and the foreign currency impact, including the reversal of the currency translation adjustment), and an increase in unrealized gains on equity securities of $93 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the three months ended March 31, 2023, the pre-tax change in allowance for expected credit losses on investments decreased by $399 thousand ($315 thousand after-tax), which is reflected in net investment gains, primarily due to change in estimate. For the three months ended March 31, 2022, the pre-tax change in allowance for expected credit losses on investments increased by $4 million ($3 million after-tax), which is reflected in net investment gains, primarily due to change in estimate.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $124 million in 2023 and $98 million in 2022. The increase mainly relates to aviation-related business and the commercial and residential textile business, which we acquired in 2022, partially offset by the decrease of promotional merchandise and existing textile business.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,539 million in 2023 from $1,339 million in 2022. The consolidated loss ratio was 61.8% in 2023 and 59.5% in 2022. Catastrophe losses, net of reinsurance recoveries, were $48 million (including current accident year losses of approximately $43 thousand related to COVID-19) in 2023 and $29 million (including losses of approximately $1 million related to COVID-19) in 2022. Adverse prior year reserve development (net of premium offsets) was $24 million in 2023 and favorable prior year reserve development was $1 million in 2022. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.6 points to 58.9% in 2023 from 58.3% in 2022.
    A summary of loss ratios in 2023 compared with 2022 by business segment follows:
•Insurance - The loss ratio was 62.8% in 2023 and 59.5% in 2022. Catastrophe losses were $45 million in 2023 compared with $11 million in 2022. Adverse prior year reserve development was $17 million in 2023, principally from property catastrophe losses, and favorable prior year reserve development was $6 million in 2022. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.6 points to 59.9% in 2023 from 59.3% in 2022.
•Reinsurance & Monoline Excess - The loss ratio was 54.5% in 2023 and 59.9% in 2022. Catastrophe losses were $3 million in 2023 compared with $18 million in 2022. Adverse prior year reserve development was $7 million in 2023 and $5 million in 2022. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.2 points to 51.5% in 2023 from 51.7% in 2022.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended March 31, 2023 and 2022:

($ in thousands)	2023	2022
Policy acquisition and insurance operating expenses	$718,276	$635,453
Insurance service expenses	25,180	22,466
Net foreign currency losses (gains)	9,495	(4,168)
Other costs and expenses	72,624	60,148
Total	$825,575	$713,899
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 13% and net premiums earned increased 11% from 2022. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) increased by 0.5 points to 28.8% in 2023 from 28.3% in 2022 mainly due to lower ceding commissions, increased compensation costs and new start-up operating unit expenses.
    Service expenses, which represent the costs associated with the fee-based businesses, were $25 million in 2023 and $22 million in 2022.

    Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses was $9 million in 2023 compared to gains of $4 million in 2022, primarily related to the strengthening of the U.K. sterling and Euro against the U.S. dollar in 2023.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $73 million in 2023 from $60 million in 2022, primarily due to the increase in compensation related costs in 2023.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $123 million in 2023 compared to $95 million in 2022. The increase mainly relates to the aviation-related business and the residential and commercial textile business, which we acquired in 2022, partially offset by the decrease of promotional merchandise and existing textile business.
Interest Expense. Interest expense was $32 million in 2023 and $35 million in 2022. In the first quarter of 2022, the Company repaid at maturity its $77 million aggregate principal amount of 8.7% senior notes in January and its $350 million aggregate principal amount of 4.625% senior notes in March.
Income Taxes. The effective income tax rate was 21.4% and 19.0% for the three months ended March 31, 2023 and 2022, respectively. The higher effective income tax rate for the three months ended March 31, 2023, as compared to the earlier period, was primarily due to a net reduction to the Company’s valuation allowance against foreign tax credits and foreign net operating losses.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $173 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will be immaterial.

Investments
    As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations. In addition to fixed maturity securities, the Company invests in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. The Company's investments in investment funds and its other alternative investments have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, were 2.4 years at both March 31, 2023 and December 31, 2022. The Company’s fixed maturity investment portfolio and investment-related assets as of March 31, 2023 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$1,049,267	4.2%
State and municipal:
Special revenue	1,674,483	6.7
Local general obligation	434,679	1.7
State general obligation	422,832	1.7
Corporate backed	196,817	0.8
Pre-refunded (1)	108,915	0.4
Total state and municipal	2,837,726	11.3
Mortgage-backed:
Agency	1,081,356	4.4
Commercial	583,745	2.3
Residential-Prime	232,602	0.9
Residential-Alt A	3,425	—
Total mortgage-backed	1,901,128	7.6
Asset-backed	3,845,453	15.4
Corporate:
Industrial	3,385,444	13.6
Financial	2,626,304	10.5
Utilities	627,327	2.5
Other	486,574	1.9
Total corporate	7,125,649	28.5
Foreign government and foreign government agencies	1,331,890	5.4
Total fixed maturity securities	18,091,113	72.4
Equity securities:
Common stocks	1,057,599	4.2
Preferred stocks	222,356	0.9
Total equity securities	1,279,955	5.1
Cash and cash equivalents (2)	1,843,534	7.4
Investment funds	1,601,567	6.5
Real estate	1,338,504	5.4
Arbitrage trading account	609,001	2.4
Loans receivable	194,944	0.8
Total investments	$24,958,618	100.0%
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
Investment Funds. At March 31, 2023, the carrying value of investment funds was $1,602 million, including investments in financial services funds of $445 million, other funds of $367 million (which includes a deferred compensation trust asset of $34 million), transportation funds of $337 million, real estate funds of $217 million, infrastructure funds of $119 million and energy funds of $117 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At March 31, 2023, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing. During the first quarter of 2022, the Company sold an office building in London.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost (net of allowance for expected credit losses), had an amortized cost of $195 million and an aggregate fair value of $187 million at March 31, 2023. The amortized cost of loans receivable is net of an allowance for expected credit losses of $2 million as of March 31, 2023. Loans receivable include real estate loans of $176 million that are secured by commercial and residential real estate located primarily in London and
New York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2026. Loans receivable include commercial loans of $19 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.4 years at both March 31, 2023 and December 31, 2022.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities decreased to $445 million in the three months ended March 31, 2023 from $478 million in the three months ended March 31, 2022, primarily due to increased loss and loss expense payments partially offset by an increase in premium receipts.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 79% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2023. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At March 31, 2023, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,837 million and a face amount of $2,865 million. In the first quarter of 2022, the Company repaid at maturity its $77 million aggregate principal amount of 8.7% senior notes in January and its $350 million aggregate principal amount of 4.625% senior notes in March. The maturities of the outstanding debt are $5 million in 2024, $5 million in 2025, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of March 31, 2023, there were no borrowings outstanding under the facility.
    Equity. At March 31, 2023, total common stockholders’ equity was $6.9 billion, common shares outstanding were 262,536,530 and stockholders’ equity per outstanding share was $26.45. During the three months ended March 31, 2023, the Company repurchased 2,038,391 shares of its common stock for $135.2 million. In the first quarter of 2023, the board of directors of the Company declared a regular quarterly cash dividend of $0.10 per share and a special cash dividend of $0.50 per share. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $9.8 billion at March 31, 2023. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 29% at March 31, 2023 and 30% at December 31, 2022.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Set forth below is a summary of the shares repurchased by the Company during the three months ended March 31, 2023, and the number of shares remaining authorized for purchase by the Company:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2023	729,600	$69.09	729,600	12,900,006
February 2023	644,965	$67.06	644,965	12,255,041
March 2023	663,826	$62.50	663,826	11,591,215

Item 6. Exhibits

Number
(10.1)	Form of 2023 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	May 4, 2023	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	May 4, 2023	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer