Form 10-Q
period 2023-06-30
BERKLEY W R CORP
filed 2023-08-03
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of July 27, 2023: 257,523,291

2

TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $19,104,348 and $18,715,483; allowance for expected credit losses of $44,301 and $37,466 at June 30, 2023 and December 31, 2022, respectively)	$18,055,623	$17,587,349
Investment funds	1,594,225	1,608,548
Real estate	1,292,200	1,340,622
Equity securities	1,239,712	1,185,894
Arbitrage trading account	723,967	944,230
Loans receivable (net of allowance for expected credit losses of $4,550 and $1,791 at June 30, 2023 and December 31, 2022, respectively)	181,562	193,002
Total investments	23,087,289	22,859,645
Cash and cash equivalents	1,823,558	1,449,346
Premiums and fees receivable (net of allowance for expected credit losses of $32,770 and $30,660 at June 30, 2023 and December 31, 2022, respectively)	3,042,864	2,779,244
Due from reinsurers (net of allowance for expected credit losses of $9,365 and $8,064 at June 30, 2023 and December 31, 2022, respectively)	3,444,721	3,187,730
Deferred policy acquisition costs	830,315	763,486
Prepaid reinsurance premiums	753,094	696,468
Trading account receivables from brokers and clearing organizations	484,457	233,863
Property, furniture and equipment	421,049	423,232
Goodwill	174,597	185,509
Accrued investment income	184,729	166,784
Current and deferred federal and foreign income taxes	313,837	333,774
Other assets	748,184	736,022
Total assets	$35,308,694	$33,815,103
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$17,919,996	$17,011,223
Unearned premiums	5,698,478	5,297,654
Due to reinsurers	598,162	523,131
Other liabilities	1,347,896	1,377,740
Senior notes and other debt	1,827,080	1,828,823
Subordinated debentures	1,008,730	1,008,371
Total liabilities	28,400,342	27,046,942
Equity:
Preferred stock, par value $0.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $0.20 per share:
Authorized 1,250,000,000 shares; issued and outstanding, net of treasury shares, 257,516,572 and 264,546,100 shares, respectively	105,803	105,803
Additional paid-in capital	1,020,818	997,534
Retained earnings	10,624,518	10,161,005
Accumulated other comprehensive loss	(1,181,673)	(1,264,581)
Treasury stock, at cost, 271,498,056 and 264,468,528 shares, respectively	(3,682,281)	(3,251,429)
Total stockholders’ equity	6,887,185	6,748,332
Noncontrolling interests	21,167	19,829
Total equity	6,908,352	6,768,161
Total liabilities and equity	$35,308,694	$33,815,103
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2023	2022	2023	2022
REVENUES:
Net premiums written	$2,811,515	$2,585,635	$5,386,339	$4,998,889
Change in net unearned premiums	(258,788)	(228,477)	(342,180)	(392,645)
Net premiums earned	2,552,727	2,357,158	5,044,159	4,606,244
Net investment income	245,152	171,574	468,551	345,086
Net investment gains (losses):
Net realized and unrealized gains (losses) on investments	68,647	(163,935)	91,258	205,947
Change in allowance for expected credit losses on investments	(9,993)	(7,620)	(9,594)	(11,237)
Net investment gains (losses)	58,654	(171,555)	81,664	194,710
Revenues from non-insurance businesses	113,910	128,421	238,110	226,197
Insurance service fees	25,471	26,393	58,328	54,344
Other income	—	896	106	1,716
Total revenues	2,995,914	2,512,887	5,890,918	5,428,297
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,569,654	1,435,817	3,108,409	2,775,069
Other operating costs and expenses	823,682	699,819	1,649,255	1,413,718
Expenses from non-insurance businesses	113,538	122,966	236,306	217,822
Interest expense	31,856	31,723	63,692	66,693
Total operating costs and expenses	2,538,730	2,290,325	5,057,662	4,473,302
Income before income taxes	457,184	222,562	833,256	954,995
Income tax expense	(101,460)	(43,095)	(181,803)	(182,499)
Net income before noncontrolling interests	355,724	179,467	651,453	772,496
Noncontrolling interests	584	(145)	(1,019)	(2,536)
Net income to common stockholders	$356,308	$179,322	$650,434	$769,960

NET INCOME PER SHARE:
Basic	$1.32	$0.65	$2.38	$2.78
Diluted	$1.30	$0.64	$2.36	$2.76

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2023	2022	2023	2022
Net income before noncontrolling interests	$355,724	$179,467	$651,453	$772,496
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	10,528	(43,393)	15,394	12,879
Change in unrealized investment (losses) gains, net of taxes	(113,284)	(337,008)	67,515	(760,553)
Other comprehensive (loss) income	(102,756)	(380,401)	82,909	(747,674)
Comprehensive income (loss)	252,968	(200,934)	734,362	24,822
Noncontrolling interests	584	(145)	(1,018)	(2,535)
Comprehensive income (loss) to common stockholders	$253,552	$(201,079)	$733,344	$22,287

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2023	2022	2023	2022
COMMON STOCK:
Beginning and end of period	$105,803	$105,803	$105,803	$105,803
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,008,128	$992,012	$997,534	$981,104
Restricted stock units issued	1,198	(1,840)	(2)	(2,370)
Restricted stock units expensed	11,492	10,921	23,286	22,359
End of period	$1,020,818	$1,001,093	$1,020,818	$1,001,093
RETAINED EARNINGS:
Beginning of period	$10,296,539	$9,582,790	$10,161,005	$9,015,135
Net income to common stockholders	356,308	179,322	650,434	769,960
Dividends ($0.11, $0.60, $0.71 and $0.69 per share, respectively)	(28,329)	(159,164)	(186,921)	(182,147)
End of period	$10,624,518	$9,602,948	$10,624,518	$9,602,948
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment (loss) gain:
Beginning of period	$(712,107)	$(332,646)	$(892,905)	$90,900
Change in unrealized (losses) gains on securities without an allowance for expected credit losses	(116,978)	(320,130)	60,364	(743,969)
Change in unrealized gains (losses) on securities with an allowance for expected credit losses	3,694	(16,878)	7,150	(16,585)
End of period	(825,391)	(669,654)	(825,391)	(669,654)
Currency translation adjustments:
Beginning of period	(366,810)	(316,583)	(371,676)	(372,855)
Net change in period	10,528	(43,393)	15,394	12,879
End of period	(356,282)	(359,976)	(356,282)	(359,976)
Total accumulated other comprehensive loss	$(1,181,673)	$(1,029,630)	$(1,181,673)	$(1,029,630)
TREASURY STOCK:
Beginning of period	$(3,387,538)	$(3,166,873)	$(3,251,429)	$(3,167,076)
Stock exercised/vested	597	1,144	992	1,347
Stock repurchased	(292,467)	—	(427,619)	—
Other	(2,873)	—	(4,225)	—
End of period	$(3,682,281)	$(3,165,729)	$(3,682,281)	$(3,165,729)
NONCONTROLLING INTERESTS:
Beginning of period	$21,608	$23,296	$19,829	$14,719
Contributions (distributions)	143	(1,053)	320	5,134
Net (loss) income	(584)	145	1,019	2,536
Other comprehensive loss, net of tax	—	—	(1)	(1)
End of period	$21,167	$22,388	$21,167	$22,388
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,

	2023	2022
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$650,434	$769,960
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(81,664)	(194,710)
Depreciation and amortization	6,900	37,238
Noncontrolling interests	1,019	2,536
Investment funds	(993)	(85,874)
Stock incentive plans	25,085	24,158
Change in:
Arbitrage trading account	(30,331)	(27,071)
Premiums and fees receivable	(272,849)	(284,092)
Reinsurance accounts	(242,376)	(111,350)
Deferred policy acquisition costs	(68,414)	(77,561)
Income taxes	(5,703)	(56,725)
Reserves for losses and loss expenses	914,169	788,211
Unearned premiums	398,563	409,450
Other	(139,771)	(188,517)
Net cash from operating activities	1,154,069	1,005,653
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	623,886	909,295
Proceeds from sale of equity securities	97,916	19,842
Distributions from (contributions to) investment funds	12,963	(142,801)
Proceeds from maturities and prepayments of fixed maturity securities	1,824,819	2,655,789
Purchase of fixed maturity securities	(2,833,467)	(4,860,991)
Purchase of equity securities	(62,485)	(271,296)
Real estate additions	(7,049)	(5,974)
Change in loans receivable	13,767	1,200
Net purchases of property, furniture and equipment	(25,720)	(22,028)
Change in balances due to security brokers	99,976	69,801
Cash received in connection with business disposition	94,076	906,789
Payment for business purchased net of cash acquired	—	(49,572)
Other	127	37
Net cash used in investing activities	(161,191)	(789,909)
CASH USED IN FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(1,954)	(426,503)
Net proceeds from issuance of debt	160	192
Cash dividends to common stockholders	(186,921)	(22,983)
Purchase of common treasury shares	(427,619)	—
Other, net	324	(1,400)
Net cash used in financing activities	(616,010)	(450,694)
Net impact on cash due to change in foreign exchange rates	(2,656)	(17,290)
Net change in cash and cash equivalents	374,212	(252,240)
Cash and cash equivalents at beginning of period	1,449,346	1,568,843
Cash and cash equivalents at end of period	$1,823,558	$1,316,603
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General
    The unaudited consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the “Company”), have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. All significant intercompany accounts and transactions have been eliminated. For the six months ended June 30, 2022, the Company did not correct the proceeds from sale of fixed maturity securities and purchase of fixed maturity securities lines within the consolidated statements of cash flows for an incremental inter-company elimination as the effects were not material and had no impact on the total amount of investing activities.
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

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 11,416,856 and 11,592,699 common shares held in a grantor trust as of June 30, 2023 and 2022, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2023	2022	2023	2022
Basic	270,864	276,815	272,909	276,794
Diluted	273,095	279,525	275,213	279,327

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

(4) Consolidated Statements of Comprehensive Income

    The following table presents the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the six months ended June 30, 2023
Changes in AOCI
Beginning of period	$(892,905)		$(371,676)	$(1,264,581)
Other comprehensive income before reclassifications	99,093		15,394	114,487
Amounts reclassified from AOCI	(31,578)		—	(31,578)
Other comprehensive income	67,515		15,394	82,909
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
End of period	$(825,391)		$(356,282)	$(1,181,673)
Amounts reclassified from AOCI
Pre-tax	$(39,972)	(1)	$—	$(39,972)
Tax effect	8,394	(2)	—	8,394
After-tax amounts reclassified	$(31,578)		$—	$(31,578)
Other comprehensive income
Pre-tax	$87,978		$15,394	$103,372
Tax effect	(20,463)		—	(20,463)
Other comprehensive income	$67,515		$15,394	$82,909
As of and for the three months ended June 30, 2023
Changes in AOCI
Beginning of period	$(712,107)		$(366,810)	$(1,078,917)
Other comprehensive (loss) income before reclassifications	(56,122)		10,528	(45,594)
Amounts reclassified from AOCI	(57,162)		—	(57,162)
Other comprehensive (loss) income	(113,284)		10,528	(102,756)
Unrealized investment loss related to noncontrolling interest	—		—	—
Ending balance	$(825,391)		$(356,282)	$(1,181,673)
Amounts reclassified from AOCI
Pre-tax	$(72,357)	(1)	$—	$(72,357)
Tax effect	15,195	(2)	—	15,195
After-tax amounts reclassified	$(57,162)		$—	$(57,162)
Other comprehensive (loss) income
Pre-tax	$(144,043)		$10,528	$(133,515)
Tax effect	30,759		—	30,759
Other comprehensive (loss) income	$(113,284)		$10,528	$(102,756)

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the six months ended June 30, 2022
Changes in AOCI
Beginning of period	$90,900		$(372,855)	$(281,955)
Other comprehensive (loss) income before reclassifications	(799,623)		12,879	(786,744)
Amounts reclassified from AOCI	39,070		—	39,070
Other comprehensive (loss) income	(760,553)		12,879	(747,674)
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
End of period	$(669,654)		$(359,976)	$(1,029,630)
Amounts reclassified from AOCI
Pre-tax	$49,456	(1)	$—	$49,456
Tax effect	(10,386)	(2)	—	(10,386)
After-tax amounts reclassified	$39,070		$—	$39,070
Other comprehensive (loss) income
Pre-tax	$(970,232)		$12,879	$(957,353)
Tax effect	209,679		—	209,679
Other comprehensive (loss) income	$(760,553)		$12,879	$(747,674)
As of and for the three months ended June 30, 2022
Changes in AOCI
Beginning of period	$(332,646)		$(316,583)	$(649,229)
Other comprehensive loss before reclassifications	(366,488)		(43,393)	(409,881)
Amounts reclassified from AOCI	29,480		—	29,480
Other comprehensive loss	(337,008)		(43,393)	(380,401)
Unrealized investment loss related to noncontrolling interest	—		—	—
Ending balance	$(669,654)		$(359,976)	$(1,029,630)
Amounts reclassified from AOCI
Pre-tax	$37,316	(1)	$—	$37,316
Tax effect	(7,836)	(2)	—	(7,836)
After-tax amounts reclassified	$29,480		$—	$29,480
Other comprehensive loss
Pre-tax	$(430,784)		$(43,393)	$(474,177)
Tax effect	93,776		—	93,776
Other comprehensive loss	$(337,008)		$(43,393)	$(380,401)
____________
(1) Net investment gains (losses) in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
    Interest payments were $62,983,000 and $74,577,437 for the six months ended June 30, 2023 and 2022, respectively. Income taxes paid were $158,000,000 and $183,000,000 for the six months ended June 30, 2023 and 2022, respectively.

(6) Investments in Fixed Maturity Securities
    At June 30, 2023 and December 31, 2022, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
June 30, 2023
Held to maturity:
State and municipal	$49,156	$(53)	$2,859	$—	$51,962	$49,103
Residential mortgage-backed	3,208	—	23	—	3,231	3,208
Total held to maturity	52,364	(53)	2,882	—	55,193	52,311
Available for sale:
U.S. government and government agency	1,306,926	—	1,917	(70,726)	1,238,117	1,238,117
State and municipal:
Special revenue	1,741,545	—	3,632	(103,268)	1,641,909	1,641,909
State general obligation	369,064	—	2,042	(17,958)	353,148	353,148
Pre-refunded	105,615	—	1,780	(309)	107,086	107,086
Corporate backed	197,728	—	290	(9,277)	188,741	188,741
Local general obligation	423,716	—	2,627	(14,183)	412,160	412,160
Total state and municipal	2,837,668	—	10,371	(144,995)	2,703,044	2,703,044
Mortgage-backed:
Residential	1,470,034	(24)	358	(170,792)	1,299,576	1,299,576
Commercial	624,077	(861)	117	(19,237)	604,096	604,096
Total mortgage-backed	2,094,111	(885)	475	(190,029)	1,903,672	1,903,672
Asset-backed	3,861,009	(1,444)	274	(116,036)	3,743,803	3,743,803
Corporate:
Industrial	3,502,256	—	5,327	(207,655)	3,299,928	3,299,928
Financial	2,749,952	(8,867)	2,178	(125,163)	2,618,100	2,618,100
Utilities	654,356	—	1,555	(34,486)	621,425	621,425
Other	478,682	—	13	(11,080)	467,615	467,615
Total corporate	7,385,246	(8,867)	9,073	(378,384)	7,007,068	7,007,068
Foreign government	1,567,024	(33,052)	2,719	(129,083)	1,407,608	1,407,608
Total available for sale	19,051,984	(44,248)	24,829	(1,029,253)	18,003,312	18,003,312
Total investments in fixed maturity securities	$19,104,348	$(44,301)	$27,711	$(1,029,253)	$18,058,505	$18,055,623
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
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the six months ended June 30, 2023 and 2022:

(In thousands)	2023	2022
Allowance for expected credit losses, beginning of period	$114	$387
Provision for expected credit losses	(61)	(260)
Allowance for expected credit losses, end of period	$53	$127
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended June 30, 2023 and 2022:

(In thousands)	2023	2022
Allowance for expected credit losses, beginning of period	$107	$378
Provision for expected credit losses	(54)	(251)
Allowance for expected credit losses, end of period	$53	$127

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the six months ended June 30, 2023 and 2022:

	2023					2022
(In thousands)	Foreign Government	Corporate	Mortgage-backed	Asset-backed	Total	Foreign Government	Corporate	Total
Allowance for expected credit losses, beginning of period	$32,633	$4,701	$18	$—	$37,352	$22,222	$16	$22,238
Expected credit losses on securities for which credit losses were not previously recorded	—	186	861	1,444	2,491	1,897	182	2,079
Expected credit losses (gains) on securities for which credit losses were previously recorded	419	3,987	6	—	4,412	9,010	(16)	8,994
Reduction due to disposals	—	(7)	—	—	(7)	(33)	—	(33)
Allowance for expected credit losses, end of period	$33,052	$8,867	$885	$1,444	$44,248	$33,096	$182	$33,278

During the six months ended June 30, 2023, the Company increased the allowance for expected credit losses for available for sale securities due to changes in economic assumptions utilized in its credit loss model, primarily affecting the financial services and real estate sectors. During the six months ended June 30, 2022, the Company increased the allowance for expected credit losses for available for sale securities utilizing its credit loss assessment process and inputs used in its credit loss model due to an increase in unrealized losses primarily associated with foreign government securities.
The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended June 30, 2023 and 2022:

	2023					2022
(In thousands)	Foreign Government	Corporate	Mortgage-backed	Asset-backed	Total	Foreign Government	Corporate	Total
Allowance for expected credit losses, beginning of period	$33,324	$3,795	$23	$—	$37,142	$26,153	$—	$26,153
Expected credit losses on securities for which credit losses were not previously recorded	—	—	861	1,444	2,305	1,413	182	1,595
Expected credit (gains) losses on securities for which credit losses were previously recorded	(272)	5,074	1	—	4,803	5,563	—	5,563
Reduction due to disposals	—	(2)	—	—	(2)	(33)	—	(33)
Allowance for expected credit losses, end of period	$33,052	$8,867	$885	$1,444	$44,248	$33,096	$182	$33,278
The amortized cost and fair value of fixed maturity securities at June 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,608,825	$1,560,272
Due after one year through five years	8,939,735	8,491,984
Due after five years through ten years	4,080,542	3,870,342
Due after ten years	2,377,874	2,229,004
Mortgage-backed securities	2,097,319	1,906,903
Total	$19,104,295	$18,058,505
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $53 thousand related to held to maturity securities.

At June 30, 2023 and December 31, 2022, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
    At June 30, 2023 and December 31, 2022, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2023
Common stocks	$823,504	$235,699	$(44,383)	$1,014,820	$1,014,820
Preferred stocks	280,977	2,093	(58,178)	224,892	224,892
Total	$1,104,481	$237,792	$(102,561)	$1,239,712	$1,239,712

December 31, 2022
Common stocks	$855,987	$192,165	$(65,401)	$982,751	$982,751
Preferred stocks	259,341	1,053	(57,251)	203,143	203,143
Total	$1,115,328	$193,218	$(122,652)	$1,185,894	$1,185,894

(8) Arbitrage Trading Account
    At June 30, 2023 and December 31, 2022, the fair and carrying values of the arbitrage trading account were $724 million and $944 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of June 30, 2023, the fair value of long option contracts outstanding was zero (notional amount of $1 thousand). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2023	2022	2023	2022
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$217,830	$124,389	$413,473	$225,673
Arbitrage trading account (1)	17,037	4,127	35,293	13,313
Equity securities	15,254	12,797	29,000	23,653
Investment funds	(1,186)	33,861	993	85,874
Real estate	(2,123)	(1,551)	(5,834)	595
Gross investment income	246,812	173,623	472,925	349,108
Investment expense	(1,660)	(2,049)	(4,374)	(4,022)
Net investment income	$245,152	$171,574	$468,551	$345,086
(1) Net investment income includes earnings from trading account receivables from brokers and clearing organizations.

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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $401 million as of June 30, 2023.
    Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	June 30,	December 31,	For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Financial services	$432,596	$465,683	$(20,321)	$24,135
Transportation	333,694	336,753	23,843	25,355
Real Estate	216,759	204,644	2,963	28,243
Infrastructure	121,965	115,428	5,936	(133)
Energy	117,095	116,432	3,439	3,708
Other funds	372,116	369,608	(14,867)	4,566
Total	$1,594,225	$1,608,548	$993	$85,874
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the minority investment in Lifson Re, a Bermuda reinsurance company. Effective January 1, 2021, Lifson Re participated on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 22.5% share of placed amounts. The percentage increased from 22.5% to 30.0% effective July 1, 2022. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. For the six months ended June 30, 2023 and 2022, the Company ceded approximately $281 million and $226 million, respectively, of written premiums to Lifson Re.
Other funds include deferred compensation trust assets of $35 million and $30 million as of June 30, 2023 and December 31, 2022, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(11) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	June 30,	December 31,
(In thousands)	2023	2022
Properties in operation	$1,065,183	$1,114,167
Properties under development	227,017	226,455
Total	$1,292,200	$1,340,622

    As of June 30, 2023, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $30,026,000 and $33,206,000 as of June 30, 2023 and December 31, 2022, respectively. Related depreciation expense was $4,394,000 and $7,445,000 for the six months ended June 30, 2023 and

2022, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $16,091,106 in 2023, $34,685,789 in 2024, $33,815,029 in 2025, $31,770,959 in 2026, $30,998,837 in 2027, $31,392,976 in 2028 and $490,402,153 thereafter.
During the second quarter of 2023, the Company recognized an impairment of $51 million on a real estate investment.
During the first quarter of 2022, the Company sold a real estate investment in London (proceeds from the real estate and related entity is presented on the business disposition line within the Consolidated Statements of Cash Flows).
    A mixed-use project in Washington, D.C. had been under development in 2023 and 2022, with the completed portion reported in properties in operation as of June 30, 2023.

(12) Loans Receivable

At June 30, 2023 and December 31, 2022, loans receivable were as follows:

(In thousands)	June 30, 2023	December 31, 2022
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$162,899	$173,616
Commercial loans	18,663	19,386
Total	$181,562	$193,002

Fair value:
Real estate loans	$158,946	$168,595
Commercial loans	18,663	19,386
Total	$177,609	$187,981
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
Loans receivable in non-accrual status were none as of both June 30, 2023 and December 31, 2022, respectively.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the six months ended June 30, 2023 and 2022:

	2023			2022
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$1,100	$691	$1,791	$1,362	$356	$1,718
Change in expected credit losses	2,558	201	2,759	(134)	591	457
Allowance for expected credit losses, end of period	$3,658	$892	$4,550	$1,228	$947	$2,175
During the six months ended June 30, 2023, the Company increased the allowance for expected credit losses due to changes in economic assumptions utilized in its credit loss model. During the six months ended June 30, 2022, the Company increased the allowance primarily due to an increase in the weighted average life of the loans receivable portfolio.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended June 30, 2023 and 2022:

	2023			2022
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$1,039	$570	$1,609	$1,295	$134	$1,429
Change in expected credit losses	2,619	322	2,941	(67)	813	746
Allowance for expected credit losses, end of period	$3,658	$892	$4,550	$1,228	$947	$2,175

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

(13) Net Investment Gains (Losses)
     Net investment gains (losses) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net investment gains (losses):
Fixed maturity securities:
Gains	$115	$647	$1,058	$2,352
Losses	(3,640)	(3,459)	(21,770)	(6,443)
Equity securities (1):
Net realized gains on investment sales (2)	111,072	41	112,132	946
Change in unrealized gains (losses)	21,260	(131,530)	64,664	(38,317)
Investment funds	(98)	(2,362)	(88)	(4,524)
Real estate (3) (4)	(55,449)	358	(44,710)	286,550
Loans receivable	—	—	—	(32)
Other	(4,613)	(27,630)	(20,028)	(34,585)
Net realized and unrealized gains (losses) on investments in earnings before allowance for expected credit losses	68,647	(163,935)	91,258	205,947
Change in allowance for expected credit losses on investments:
Fixed maturity securities	(7,052)	(6,874)	(6,835)	(10,780)
Loans receivable	(2,941)	(746)	(2,759)	(457)
Change in allowance for expected credit losses on investments	(9,993)	(7,620)	(9,594)	(11,237)
Net investment gains (losses)	58,654	(171,555)	81,664	194,710
Income tax (expense) benefit	(12,587)	37,519	(17,437)	(40,923)
After-tax net investment gains (losses)	$46,067	$(134,036)	$64,227	$153,787

Change in unrealized investment (losses) gains on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$(148,021)	$(409,647)	$79,094	$(949,910)
Fixed maturity securities with allowance for expected credit losses	3,694	(16,878)	7,150	(16,585)
Investment funds	462	(3,302)	2,398	(2,833)
Other	(178)	(957)	(664)	(904)
Total change in unrealized investment (losses) gains	(144,043)	(430,784)	87,978	(970,232)
Income tax benefit (expense)	30,759	93,776	(20,463)	209,679
Noncontrolling interests	—	—	(1)	(1)
After-tax change in unrealized investment (losses) gains of available for sale securities	$(113,284)	$(337,008)	$67,514	$(760,554)
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
(2) In June 2023, the Company completed a sale of the property and casualty insurance services division of Breckenridge IS, Inc. and recognized a pre-tax net realized gain on investment of $88 million on the sale (proceeds from the sale is presented on the business disposition line within the Consolidated Statements of Cash Flows).
(3) During the second quarter of 2023, the Company recognized an impairment loss of $51 million on a real estate investment.
(4) During March 2022, the Company realized a gain on the sale of a real estate investment in London, U.K. of $251 million, net of transaction expenses and the foreign currency impact, including the reversal of the currency translation adjustment.

(14) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at June 30, 2023 and December 31, 2022 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2023
U.S. government and government agency	$450,681	$8,273	$554,499	$62,453	$1,005,180	$70,726
State and municipal	813,039	14,144	1,397,956	130,851	2,210,995	144,995
Mortgage-backed	616,445	14,056	1,136,423	175,973	1,752,868	190,029
Asset-backed	779,215	7,721	2,627,475	108,315	3,406,690	116,036
Corporate	2,378,238	55,011	3,985,296	323,373	6,363,534	378,384
Foreign government	406,495	30,334	835,156	98,749	1,241,651	129,083
Fixed maturity securities	$5,444,113	$129,539	$10,536,805	$899,714	$15,980,918	$1,029,253

December 31, 2022
U.S. government and government agency	$285,391	$10,219	$453,520	$58,939	$738,911	$69,158
State and municipal	1,720,443	89,272	598,797	79,320	2,319,240	168,592
Mortgage-backed	1,099,549	75,430	473,318	115,528	1,572,867	190,958
Asset-backed	1,569,647	48,390	2,176,638	103,932	3,746,285	152,322
Corporate	3,690,856	150,115	2,349,281	256,631	6,040,137	406,746
Foreign government	477,672	29,815	711,786	105,243	1,189,458	135,058
Fixed maturity securities	$8,843,558	$403,241	$6,763,340	$719,593	$15,606,898	$1,122,834
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2023 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	28	$104,753	$76,573
Corporate	14	25,942	4,052
State and municipal	1	7,971	2,031
Mortgage-backed	14	4,393	226
Asset-backed	2	17	6
Total	59	$143,076	$82,888
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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2023
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$1,238,117	$—	$1,238,117	$—
State and municipal	2,703,044	—	2,703,044	—
Mortgage-backed	1,903,672	—	1,903,672	—
Asset-backed	3,743,803	—	3,743,803	—
Corporate	7,007,068	—	7,007,068	—
Foreign government	1,407,608	—	1,407,608	—
Total fixed maturity securities available for sale	18,003,312	—	18,003,312	—
Equity securities:
Common stocks	1,014,820	1,011,449	1,153	2,218
Preferred stocks	224,892	—	213,593	11,299
Total equity securities	1,239,712	1,011,449	214,746	13,517
Arbitrage trading account	723,967	610,553	109,749	3,665
Total	$19,966,991	$1,622,002	$18,327,807	$17,182

December 31, 2022
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$892,258	$—	$892,258	$—
State and municipal	2,890,098	—	2,890,098	—
Mortgage-backed	1,665,410	—	1,665,410	—
Asset-backed	3,982,773	—	3,982,773	—
Corporate	6,703,992	—	6,703,992	—
Foreign government	1,401,522	—	1,401,522	—
Total fixed maturity securities available for sale	17,536,053	—	17,536,053	—
Equity securities:
Common stocks	982,751	978,991	1,161	2,599
Preferred stocks	203,143	—	191,844	11,299
Total equity securities	1,185,894	978,991	193,005	13,898
Arbitrage trading account	944,230	822,192	118,448	3,590
Total	$19,666,177	$1,801,183	$17,847,506	$17,488

    The following tables summarize changes in Level 3 assets and liabilities for the six months ended June 30, 2023 and for the year ended December 31, 2022:

Gains (Losses) Included In:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns / Maturities	Transfers In / (Out)	Ending Balance
Six Months Ended June 30, 2023
Assets:
Equity securities:
Common stocks	$2,599	$(381)	$—	$—	$—	$—	$—	$—	$2,218
Preferred stocks	11,299	—	—	—	—	—	—	—	11,299
Total	13,898	(381)	—	—	—	—	—	—	13,517
Arbitrage trading account	3,590	75	—	—	—	—	—	—	3,665
Total	$17,488	$(306)	$—	$—	$—	$—	$—	$—	$17,182
Year Ended December 31, 2022
Assets:
Equity securities:
Common stocks	$9,294	$(6,695)	$—	$—	$—	$—	$—	$—	$2,599
Preferred stocks	11,296	3	—	—	925	(925)	—	—	11,299
Total	20,590	(6,692)	—	—	925	(925)	—	—	13,898
Arbitrage trading account	—	(179)	—	—	4,686	(917)	—	—	3,590
Total	$20,590	$(6,871)	$—	$—	$5,611	$(1,842)	$—	$—	$17,488
    For the six months ended June 30, 2023 and for the year ended December 31, 2022, there were no securities transferred into or out of Level 3.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	June 30,
(In thousands)	2023	2022
Net reserves at beginning of period	$14,248,879	$12,848,362
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	3,064,046	2,748,725
Increase in estimates for claims occurring in prior years (2) (3)	28,853	9,765
Loss reserve discount accretion	15,510	16,579
Total	3,108,409	2,775,069
Net payments for claims:
Current year	375,365	318,129
Prior years	2,019,371	1,688,843
Total	2,394,736	2,006,972
Foreign currency translation	5,929	(94,526)
Net reserves at end of period	14,968,481	13,521,933
Ceded reserves at end of period	2,951,515	2,623,888
Gross reserves at end of period	$17,919,996	$16,145,821
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $22 million and $15 million for the six months ended June 30, 2023 and 2022, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $6 million and $22 million for the six months ended June 30, 2023 and 2022, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Adverse development, net of additional and return premiums, was $21 million for the six months ended June 30, 2023, and favorable development was $3 million for the six months ended June 30, 2022, respectively.
The COVID-19 global pandemic impacted, and may further impact, the Company’s loss costs. Accordingly, the ultimate net impact of COVID-19 on the Company’s reserves remains uncertain. Furthermore, new variants of the COVID-19 virus may create risks with respect to loss costs as well as other potential impacts of a pandemic.
As of June 30, 2023, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $352 million, of which $298 million relates to the Insurance segment and $54 million relates to the Reinsurance & Monoline Excess segment. Such $352 million of COVID-19-related losses included $348 million of reported losses and $4 million of IBNR. For the six months ended June 30, 2023, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $259 thousand, all of which relates to the Insurance segment.
During the six months ended June 30, 2023, adverse prior year development (net of additional and return premiums) of $21 million included $25 million of adverse development for the Insurance segment, partially offset by $4 million of favorable development for the Reinsurance & Monoline Excess segment.
Overall adverse development was recognized during the first quarter of 2023 in both business segments due to property catastrophe losses related to 2022 events that were still being adjusted and settled. In particular, losses related to U.S. winter storms that occurred in December were a significant driver of the development, as information gathering and evaluation of these losses were still ongoing into the first quarter. As a result, prior year reserve development (net of additional and return premiums) overall was adverse by $24 million in the first quarter, but was favorable by $3 million during the second quarter of 2023.
For the Insurance segment, in addition to the property prior year adverse development discussed above, the adverse development during the six months ended June 30, 2023 included adverse prior year development on casualty lines for the 2016 through 2019 accident years, which was largely offset by favorable prior year development on casualty lines for the 2021 and 2022 accident years. The adverse development on the 2016 through 2019 accident years was concentrated in the other liability line of business, and to a lesser degree, professional liability, including medical professional. The development, which particularly impacted business attaching excess of primary policy limits, was driven by a larger than expected number of large losses reported. The Company believes social inflation is contributing to an increase in the frequency of large losses for these accident years. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The favorable prior year development on casualty lines for the 2021 and 2022 accident years in the Insurance segment was concentrated in the professional liability, workers’ compensation, and other liability lines of business, partially offset by adverse development in commercial auto liability. Due to uncertainty regarding incurred loss frequency and severity in light of ongoing social inflation and the impacts of the COVID-19 pandemic, the Company set its initial loss ratios for the 2021 and 2022 accident years prudently, and largely maintained these estimates through the end of each respective accident year. The reported loss experience for these lines of business for the 2021 and 2022 accident years has been better than was expected, and the Company has begun to react to this favorable emergence as the accident years mature beyond 12 months. Commercial auto liability experienced adverse prior year development during the six months ended June 30, 2023 for the 2021 and 2022 accident years, which was driven by a larger than expected number of large losses reported.
For the Reinsurance & Monoline Excess segment, the favorable development during the six months ended June 30, 2023 was driven mainly by favorable development in excess workers’ compensation, partially offset by adverse development in property (discussed above) and non-proportional reinsurance assumed liability lines of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to our expectations, and to favorable claim settlements. The favorable development was spread across many prior accident years. The adverse development on reinsurance assumed liability was associated primarily with our U.S. assumed reinsurance business, and related to accounts reinsuring excess and umbrella business and construction projects. The adverse development was concentrated mainly in accident years 2017 through 2020.
During the six months ended June 30, 2022, favorable prior year development (net of additional and return premiums) of $3 million included $3 million of favorable development for the Insurance segment, slightly offset by $0.3 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on the 2020 and 2021 accident years, partially offset by adverse development on the 2015 through 2019 accident years. The favorable development on the 2020 and 2021 accident years was concentrated in the other liability lines of business, including products liability and commercial multi-peril liability, and to a lesser extent professional liability and workers’ compensation. The Company experienced lower reported claim frequency in these lines of business during 2020 and 2021 relative to historical averages, and continued to experience lower reported incurred losses relative to our expectations for these accident years as they developed during 2022. These trends began in 2020 and we believe were caused by the impacts of the COVID-19 pandemic, including for example, lockdowns, reduced driving/traffic and increased work from home. Due to the ongoing uncertainty regarding the ultimate impacts of the pandemic on accident years 2020 and 2021 incurred losses, the Company has been cautious in reacting to these lower trends in setting and updating its loss ratio estimates for these years. As these accident years continued to mature, the Company continued to recognize some of the favorable reported experience in its ultimate loss estimates made during 2022.
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

(17) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$18,055,623	$18,058,505	$17,587,349	$17,591,626
Equity securities	1,239,712	1,239,712	1,185,894	1,185,894
Arbitrage trading account	723,967	723,967	944,230	944,230
Loans receivable	181,562	177,609	193,002	187,981
Cash and cash equivalents	1,823,558	1,823,558	1,449,346	1,449,346
Trading account receivables from brokers and clearing organizations	484,457	484,457	233,863	233,863
Due from broker	—	—	3,609	3,609
Liabilities:
Due to broker	100,795	100,795	—	—
Senior notes and other debt	1,827,080	1,444,422	1,828,823	1,439,188
Subordinated debentures	1,008,730	870,898	1,008,371	805,600
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

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2023	2022	2023	2022
Written premiums:
Direct	$2,985,563	$2,757,739	$5,724,317	$5,300,075
Assumed	351,210	294,662	661,773	612,163
Ceded	(525,258)	(466,766)	(999,751)	(913,349)
Total net premiums written	$2,811,515	$2,585,635	$5,386,339	$4,998,889

Earned premiums:
Direct	$2,725,650	$2,511,579	$5,392,712	$4,916,177
Assumed	302,431	292,547	597,661	584,920
Ceded	(475,354)	(446,968)	(946,214)	(894,853)
Total net premiums earned	$2,552,727	$2,357,158	$5,044,159	$4,606,244

Ceded losses and loss expenses incurred	$333,795	$305,196	$649,271	$548,490
Ceded commissions earned	$117,523	$116,991	$235,941	$234,436
    The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the six months ended June 30, 2023 and 2022:

(In thousands)	2023	2022
Allowance for expected credit losses, beginning of period	$30,660	$25,218
Change in expected credit losses	2,110	5,339
Allowance for expected credit losses, end of period	$32,770	$30,557

The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended June 30, 2023 and 2022:

(In thousands)	2023	2022
Allowance for expected credit losses, beginning of period	$32,353	$28,236
Change in expected credit losses	417	2,321
Allowance for expected credit losses, end of period	$32,770	$30,557
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses.
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the six months ended June 30, 2023 and 2022:

(In thousands)	2023	2022
Allowance for expected credit losses, beginning of period	$8,064	$7,713
Change in expected credit losses	1,301	31
Allowance for expected credit losses, end of period	$9,365	$7,744
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended June 30, 2023 and 2022:

(In thousands)	2023	2022
Allowance for expected credit losses, beginning of period	$8,703	$7,655
Change in expected credit losses	662	89
Allowance for expected credit losses, end of period	$9,365	$7,744

(19) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $23 million and $22 million for the six months ended June 30, 2023 and 2022, respectively. A summary of RSUs issued in the six months ended June 30, 2023 and 2022 follows:

($ in thousands)	Units	Fair Value
2023	5,587	$332
2022	6,918	$450

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
The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2023	2022	2023	2022
Leases:
Lease cost	$10,138	$12,152	$20,326	$22,351
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$11,281	$11,054	$21,844	$22,047
Right-of-use assets obtained in exchange for new lease liabilities	$2,633	$2,933	$7,946	$20,202

	As of June 30,
($ in thousands)	2023	2022
Right-of-use assets	$157,991	$171,871
Lease liabilities	$191,576	$207,959
Weighted-average remaining lease term	7.0 years	7.2 years
Weighted-average discount rate	4.49%	4.53%
Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	June 30, 2023
Contractual Maturities:
2023	$24,328
2024	43,694
2025	35,187
2026	27,905
2027	18,098
Thereafter	73,034
Total undiscounted future minimum lease payments	222,246
Less: Discount impact	30,670
Total lease liability	$191,576

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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended June 30, 2023
Insurance	$2,246,394	$187,304	$8,853	$2,442,551	$386,264	$300,152
Reinsurance & Monoline Excess	306,333	40,210	—	346,543	105,506	82,404
Corporate, other and eliminations (3)	—	17,638	130,528	148,166	(93,240)	(72,315)
Net investment gains	—	—	58,654	58,654	58,654	46,067
Total	$2,552,727	$245,152	$198,035	$2,995,914	$457,184	$356,308
Three months ended June 30, 2022
Insurance	$2,070,157	$114,124	$8,335	$2,192,616	$347,461	$276,133
Reinsurance & Monoline Excess	287,001	57,111	—	344,112	92,177	73,374
Corporate, other and eliminations (3)	—	339	147,375	147,714	(45,521)	(36,149)
Net investment losses	—	—	(171,555)	(171,555)	(171,555)	(134,036)
Total	$2,357,158	$171,574	$(15,845)	$2,512,887	$222,562	$179,322
Six months ended June 30, 2023
Insurance	$4,428,269	$353,390	$18,427	$4,800,086	$738,463	$574,056
Reinsurance & Monoline Excess	615,890	92,266	—	708,156	207,218	164,965
Corporate, other and eliminations (3)	—	22,895	278,117	301,012	(194,089)	(152,814)
Net investment gains	—	—	81,664	81,664	81,664	64,227
Total	$5,044,159	$468,551	$378,208	$5,890,918	$833,256	$650,434
Six Months Ended June 30, 2022
Insurance	$4,032,991	$251,778	$17,012	$4,301,781	$729,873	$591,685
Reinsurance & Monoline Excess	573,253	84,534	—	657,787	149,805	120,454
Corporate, other and eliminations (3)	—	8,774	265,245	274,019	(119,393)	(95,966)
Net investment gains	—	—	194,710	194,710	194,710	153,787
Total	$4,606,244	$345,086	$476,967	$5,428,297	$954,995	$769,960
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.

(2) Revenues for Insurance from foreign operations for the three months ended June 30, 2023 and 2022 were $280 million and $263 million, respectively, and for the six months ended June 30, 2023 and 2022 were $554 million and $498 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign operations for the three months ended June 30, 2023 and 2022 were $102 million and $93 million, respectively, and for the six months ended June 30, 2023 and 2022 were $209 million and $189 million, respectively.
(3) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Identifiable Assets

(In thousands)	June 30, 2023	December 31, 2022
Insurance	$28,116,467	$27,012,479
Reinsurance & Monoline Excess	5,148,189	5,195,752
Corporate, other and eliminations	2,044,038	1,606,872
Consolidated	$35,308,694	$33,815,103

    Net premiums earned by major line of business are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2023	2022	2023	2022
Insurance:
Other liability	$893,629	$789,363	$1,750,778	$1,538,754
Short-tail lines (1)	462,554	401,768	893,057	776,980
Commercial automobile	318,421	301,741	629,843	583,975
Workers' compensation	299,149	299,645	604,710	585,067
Professional liability	272,641	277,640	549,881	548,215
Total Insurance	2,246,394	2,070,157	4,428,269	4,032,991

Reinsurance & Monoline Excess:
Casualty reinsurance	188,860	190,659	382,590	374,781
Monoline excess (2)	58,845	54,611	117,489	106,507
Property reinsurance	58,628	41,731	115,811	91,965
Total Reinsurance & Monoline Excess	306,333	287,001	615,890	573,253

Total	$2,552,727	$2,357,158	$5,044,159	$4,606,244
______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
(2) Monoline excess includes operations that solely retain risk on an excess basis.

SAFE HARBOR STATEMENT

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2023 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts, including claims for cybersecurity-related risks; natural and man-made catastrophic losses, including as a result of terrorist activities; the ongoing effects of the COVID-19 pandemic; the impact of climate change, which may alter the frequency and increase the severity of catastrophe events; general economic and market activities, including inflation, changing interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; foreign currency and political risks (including those associated with the United Kingdom's withdrawal from the European Union, or "Brexit") relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2019; the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; potential difficulties with technology and/or cyber security issues; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
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
In June 2023, the Company completed a sale of the property and casualty insurance services division of Breckenridge IS, Inc. and recognized a pre-tax net realized gain on investment of $88 million.
On March 7, 2022, the Company sold a real estate investment consisting of an office building located in London for £718 million. The Company realized a pre-tax gain of $317 million in the first quarter of 2022, before transaction expenses and the impact of foreign currency, including the reversal of the currency translation adjustment. The gain was $251 million after such adjustments.
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
    Our net reserves for losses and loss expenses of approximately $15.0 billion as of June 30, 2023 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $3.1 billion, or 20%, of the Company’s net loss reserves as of June 30, 2023 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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
    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	June 30, 2023	December 31, 2022
Insurance	$11,902,235	$11,233,924
Reinsurance & Monoline Excess	3,066,246	3,014,955
Net reserves for losses and loss expenses	14,968,481	14,248,879
Ceded reserves for losses and loss expenses	2,951,515	2,762,344
Gross reserves for losses and loss expenses	$17,919,996	$17,011,223

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
June 30, 2023
Other liability	$1,873,570	$4,192,871	$6,066,441
Workers’ compensation (1)	1,014,230	835,364	1,849,594
Professional liability	515,330	1,365,004	1,880,334
Commercial automobile	660,235	622,218	1,282,453
Short-tail lines (2)	387,414	435,999	823,413
Total Insurance	4,450,779	7,451,456	11,902,235
Reinsurance & Monoline Excess (1) (3)	1,566,576	1,499,670	3,066,246
Total	$6,017,355	$8,951,126	$14,968,481

December 31, 2022
Other liability	$1,808,700	$3,826,444	$5,635,144
Workers’ compensation (1)	1,023,961	899,215	1,923,176
Professional liability	501,572	1,243,604	1,745,176
Commercial automobile	629,149	528,398	1,157,547
Short-tail lines (2)	403,974	368,907	772,881
Total Insurance	4,367,356	6,866,568	11,233,924
Reinsurance & Monoline Excess (1) (3)	1,551,687	1,463,268	3,014,955
Total	$5,919,043	$8,329,836	$14,248,879
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $389 million and $416 million as of June 30, 2023 and December 31, 2022, respectively.
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

    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the six months ended June 30, 2023 and 2022 are as follows:

(In thousands)	2023	2022
Increase in prior year loss reserves	$(28,853)	$(9,765)
Increase in prior year earned premiums	8,055	12,412
Net (unfavorable) favorable prior year development	$(20,798)	$2,647
The COVID-19 global pandemic impacted, and may further impact, the Company’s loss costs. Accordingly, the ultimate net impact of COVID-19 on the Company’s reserves remains uncertain. Furthermore, new variants of the COVID-19 virus may create risks with respect to loss costs as well as other potential impacts of a pandemic.
As of June 30, 2023, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $352 million, of which $298 million relates to the Insurance segment and $54 million relates to the Reinsurance & Monoline Excess segment. Such $352 million of COVID-19-related losses included $348 million of reported losses and $4 million of IBNR. For the six months ended June 30, 2023, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $259 thousand, all of which relates to the Insurance segment.
During the six months ended June 30, 2023, adverse prior year development (net of additional and return premiums) of $21 million included $25 million of adverse development for the Insurance segment, partially offset by $4 million of favorable development for the Reinsurance & Monoline Excess segment.
Overall adverse development was recognized during the first quarter of 2023 in both business segments due to property catastrophe losses related to 2022 events that were still being adjusted and settled. In particular, losses related to U.S. winter storms that occurred in December were a significant driver of the development, as information gathering and evaluation of these losses were still ongoing into the first quarter. As a result, prior year reserve development (net of additional and return premiums) overall was adverse by $24 million in the first quarter, but was favorable by $3 million during the second quarter of 2023.
For the Insurance segment, in addition to the property prior year adverse development discussed above, the adverse development during the six months ended June 30, 2023 included adverse prior year development on casualty lines for the 2016 through 2019 accident years, which was largely offset by favorable prior year development on casualty lines for the 2021 and 2022 accident years. The adverse development on the 2016 through 2019 accident years was concentrated in the other liability line of business, and to a lesser degree, professional liability, including medical professional. The development, which particularly impacted business attaching excess of primary policy limits, was driven by a larger than expected number of large losses reported. The Company believes social inflation is contributing to an increase in the frequency of large losses for these accident years. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The favorable prior year development on casualty lines for the 2021 and 2022 accident years in the Insurance segment was concentrated in the professional liability, workers’ compensation, and other liability lines of business, partially offset by adverse development in commercial auto liability. Due to uncertainty regarding incurred loss frequency and severity in light of ongoing social inflation and the impacts of the COVID-19 pandemic, the Company set its initial loss ratios for the 2021 and 2022 accident years prudently, and largely maintained these estimates through the end of each respective accident year. The reported loss experience for these lines of business for the 2021 and 2022 accident years has been better than was expected, and the Company has begun to react to this favorable emergence as the accident years mature beyond 12 months. Commercial auto liability experienced adverse prior year development during the six months ended June 30, 2023 for the 2021 and 2022 accident years, which was driven by a larger than expected number of large losses reported.
For the Reinsurance & Monoline Excess segment, the favorable development during the six months ended June 30, 2023 was driven mainly by favorable development in excess workers’ compensation, partially offset by adverse development in property (discussed above) and non-proportional reinsurance assumed liability lines of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to our expectations, and to favorable claim settlements. The favorable development was spread across many prior accident years. The adverse development on reinsurance assumed liability was associated primarily with our U.S. assumed reinsurance business, and related to accounts reinsuring excess and umbrella business and construction projects. The adverse development was concentrated mainly in accident years 2017 through 2020.

During the six months ended June 30, 2022, favorable prior year development (net of additional and return premiums) of $3 million included $3 million of favorable development for the Insurance segment, slightly offset by $0.3 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on the 2020 and 2021 accident years, partially offset by adverse development on the 2015 through 2019 accident years. The favorable development on the 2020 and 2021 accident years was concentrated in the other liability lines of business, including products liability and commercial multi-peril liability, and to a lesser extent professional liability and workers’ compensation. The Company experienced lower reported claim frequency in these lines of business during 2020 and 2021 relative to historical averages, and continued to experience lower reported incurred losses relative to our expectations for these accident years as they developed during 2022. These trends began in 2020 and we believe were caused by the impacts of the COVID-19 pandemic, including for example, lockdowns, reduced driving/traffic and increased work from home. Due to the ongoing uncertainty regarding the ultimate impacts of the pandemic on accident years 2020 and 2021 incurred losses, the Company has been cautious in reacting to these lower trends in setting and updating its loss ratio estimates for these years. As these accident years continued to mature, the Company continued to recognize some of the favorable reported experience in its ultimate loss estimates made during 2022.
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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,365 million and $1,464 million at June 30, 2023 and December 31, 2022, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $389 million and $416 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.4%.
    Substantially all of the workers’ compensation discount (96% of total discounted reserves at June 30, 2023) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 4% of total discounted reserves at June 30, 2023), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $61 million at June 30, 2023 and $60 million at December 31, 2022. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2023 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	28	$104,753	$76,573
Corporate	14	25,942	4,052
State and municipal	1	7,971	2,031
Mortgage-backed	14	4,393	226
Asset-backed	2	17	6
Total	59	$143,076	$82,888
    As of June 30, 2023, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $44 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $5 million and $2 million as of June 30, 2023 and December 31, 2022, respectively.

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
    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of June 30, 2023:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$17,448,680	96.9%
Syndicate manager	69,677	0.4
Directly by the Company based on:
Observable data	484,955	2.7
Total	$18,003,312	100.0%
    Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2023, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Six Months Ended June 30, 2023 and 2022
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2023 and 2022. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2023	2022
Insurance:
Gross premiums written	$5,668,259	$5,256,464
Net premiums written	4,738,033	4,399,416
Net premiums earned	4,428,269	4,032,991
Loss ratio	62.9%	60.3%
Expense ratio	28.4%	27.9%
GAAP combined ratio	91.3%	88.2%
Reinsurance & Monoline Excess:
Gross premiums written	$717,832	$655,773
Net premiums written	648,306	599,473
Net premiums earned	615,890	573,253
Loss ratio	52.1%	60.2%
Expense ratio	29.2%	28.4%
GAAP combined ratio	81.3%	88.6%
Consolidated:
Gross premiums written	$6,386,091	$5,912,237
Net premiums written	5,386,339	4,998,889
Net premiums earned	5,044,159	4,606,244
Loss ratio	61.6%	60.2%
Expense ratio	28.5%	28.0%
GAAP combined ratio	90.1%	88.2%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the six months ended June 30, 2023 and 2022:

(In thousands, except per share data)	2023	2022
Net income to common stockholders	$650,434	$769,960
Weighted average diluted shares	275,213	279,327
Net income per diluted share	$2.36	$2.76
    The Company reported net income to common stockholders of $650 million in 2023 compared to $770 million in 2022. The $120 million reduction in net income was primarily due to an after-tax reduction in net investment gains of $88 million mainly due to the gain on sale of a real estate investment in 2022, an after-tax increase in foreign currency losses of $51 million mainly due to the weakening of the U.S. dollar against U.K. sterling and Euro in 2023, an after-tax reduction in underwriting income of $34 million, an increase of $26 million in tax expense due to a change in the effective tax rate, an after-tax increase in corporate expenses of $17 million primarily due to increased compensation related costs and an after-tax decrease in profits from non-insurance businesses of $5 million, partially offset by an after-tax increase in net investment income of $97 million primarily due to rising interest rates and a larger investment portfolio related to fixed maturity securities, an after-tax reduction in interest expense of $2 million due to debt repayments in 2022, an after-tax increase in insurance service income of $1 million and an after-tax reduction in minority interest of $1 million. The number of weighted average diluted shares decreased by 4.1 million for 2023 compared to 2022, mainly reflecting shares repurchased in 2023.
    Premiums. Gross premiums written were $6,386 million in 2023, an increase of 8% from $5,912 million in 2022. The increase was due to a $412 million increase in the Insurance segment and a $62 million increase in the Reinsurance & Monoline

Excess segment. Approximately 80% of premiums expiring in 2023 were renewed, and 82% of premiums expiring in 2022 were renewed.
    Average renewal premium rates for insurance and facultative reinsurance increased 7.1% in 2023 when adjusted for changes in exposures, and increased 8.2% excluding workers' compensation.
    A summary of gross premiums written in 2023 compared with 2022 by line of business within each business segment follows:
•Insurance - gross premiums increased 8% to $5,668 million in 2023 from $5,256 million in 2022. Gross premiums increased $225 million (12%) for other liability, $202 million (17%) for short-tail lines, $44 million (7%) for commercial auto and $5 million (1%) for workers' compensation, partially offset by a reduction of $64 million (8%) for professional liability.
•Reinsurance & Monoline Excess - gross premiums increased 9% to $718 million in 2023 from $656 million in 2022. Gross premiums increased $45 million (39%) for property reinsurance, $13 million (10%) for monoline excess, and $4 million (1%) for casualty reinsurance.
    Net premiums written were $5,386 million in 2023, an increase of 8% from $4,999 million in 2022. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2023 and 15% in 2022.
    Premiums earned increased 10% to $5,044 million in 2023 from $4,606 million in 2022. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2023 are related to business written during both 2023 and 2022. Audit premiums were $183 million in 2023 compared with $142 million in 2022 due to an increase in exposures.
    Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2023 and 2022:

	Amount		Average Annualized Yield
($ in thousands)	2023	2022	2023	2022
Fixed maturity securities, including cash and cash equivalents and loans receivable	$413,473	$225,673	4.0%	2.4%
Arbitrage trading account	35,293	13,313	5.9	2.3
Equity securities	29,000	23,653	5.1	4.8
Investment funds	993	85,874	0.1	10.9
Real estate	(5,834)	595	(0.9)	0.1
Gross investment income	472,925	349,108	3.7	2.9
Investment expenses	(4,374)	(4,022)	—	—
Total	$468,551	$345,086	3.6%	2.9%
    Net investment income increased 36% to $469 million in 2023 from $345 million in 2022 due primarily to an $188 million increase in income from fixed maturity securities mainly driven by rising interest rates and a larger investment portfolio, a $22 million increase from the arbitrage trading account (including investment income from trading account receivables from brokers and clearing organizations) and a $5 million increase from equity securities, partially offset by a $85 million decrease in income from investment funds primarily due to financial services and real estate funds and a $6 million decrease in real estate. The Company maintained the shortened duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. We expect investment income to increase as we reinvest our fixed maturity portfolio at the current higher rates. Average invested assets, at cost (including cash and cash equivalents), were $25.8 billion in 2023 up 8.0% from $23.9 billion in 2022.
    Insurance Service Fees. The Company earns fees from an insurance distribution business (part of which was sold in June 2023), a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $58 million in 2023 from $54 million in 2022, mainly due to organic growth within the business.
    Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $91 million in 2023 compared with $206 million in 2022. The gains of $91 million in 2023 reflected net realized gains on investments of $26 million (primarily a pre-tax net realized gain of $88 million on the sale of the property and casualty insurance services division of Breckenridge IS, Inc., partially offset by an impairment of $51 million recognized on a real estate investment) and an increase in unrealized gains on equity securities of $65 million. The gains of $206 million in 2022 reflected net realized gains on investments of $244 million (primarily a $251 million net gain from the sale of a real estate investment in London after transaction expenses and the foreign currency impact, including the reversal of the currency translation adjustment) partially offset by an increase in unrealized losses on equity securities of $38 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the six months ended June 30, 2023 and 2022, the pre-tax change in allowance for expected credit losses on investments increased by $10 million ($8 million after-tax) and $11 million ($9 million after-tax), respectively, which are both reflected in net investment gains (losses), primarily due to change in estimate.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $238 million in 2023 and $226 million in 2022. The increase mainly relates to aviation-related business and the commercial and residential textile business, which we acquired in 2022, partially offset by the decrease of promotional merchandise and existing textile business.
    Losses and Loss Expenses. Losses and loss expenses increased to $3,108 million in 2023 from $2,775 million in 2022. The consolidated loss ratio was 61.6% in 2023 and 60.2% in 2022. Catastrophe losses, net of reinsurance recoveries, were $101 million (including current accident year losses of approximately $259 thousand related to COVID-19) in 2023 and $87 million (including losses of approximately $3 million related to COVID-19) in 2022. Adverse prior year reserve development (net of premium offsets) was $21 million in 2023, and favorable prior year reserve development was $3 million in 2022. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.8 points to 59.2% in 2023 from 58.4% in 2022.
    A summary of loss ratios in 2023 compared with 2022 by business segment follows:
•Insurance - The loss ratio was 62.9% in 2023 and 60.3% in 2022. Catastrophe losses were $93 million in 2023 compared with $51 million in 2022. Adverse prior year reserve development was $25 million in 2023, principally from property catastrophe losses, and favorable prior year reserve development was $3 million in 2022. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.2 points to 60.3% in 2023 from 59.1% in 2022.
•Reinsurance & Monoline Excess - The loss ratio was 52.1% in 2023 and 60.2% in 2022. Catastrophe losses were $8 million in 2023 compared with $36 million in 2022. Favorable prior year reserve development was $4 million in 2023, and adverse prior year reserve development was $298 thousand in 2022. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.3 points to 51.5% in 2023 from 53.8% in 2022.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the six months ended June 30, 2023 and 2022:

($ in thousands)	2023	2022
Policy acquisition and insurance operating expenses	$1,436,510	$1,288,547
Insurance service expenses	49,111	46,356
Net foreign currency losses (gains)	20,721	(43,995)
Other costs and expenses	142,913	122,810
Total	$1,649,255	$1,413,718
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 11% and net premiums earned increased 10% from 2022. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) increased by 0.5 points to 28.5% in 2023 from 28.0% in 2022 mainly due to lower ceding commissions, increased compensation costs and new start-up operating unit expenses.

    Service expenses, which represent the costs associated with the fee-based businesses, were $49 million in 2023 and $46 million in 2022.
    Net foreign currency losses (gains) result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses was $21 million in 2023 compared to gains of $44 million in 2022, primarily related to the strengthening of the U.K. sterling and Euro against the U.S. dollar in 2023.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $143 million in 2023 from $123 million in 2022, primarily due to the increase in compensation-related costs in 2023.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $236 million in 2023 compared to $218 million in 2022. The increase mainly relates to the aviation-related business and the residential and commercial textile business, which we acquired in 2022, partially offset by the decrease of promotional merchandise and existing textile business.
Interest Expense. Interest expense was $64 million in 2023 and $67 million in 2022. In the first quarter of 2022, the Company repaid at maturity its $77 million aggregate principal amount of 8.7% senior notes in January and its $350 million aggregate principal amount of 4.625% senior notes in March.
Income Taxes. The effective income tax rate was 21.8% and 19.1% for the six months ended June 30, 2023 and 2022, respectively. The higher effective income tax rate for the six months ended June 30, 2023, as compared to the earlier period, was primarily due to a net reduction to the Company’s valuation allowance against foreign tax credits and foreign net operating losses in the earlier period.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $196 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will be immaterial.

Results of Operations for the Three Months Ended June 30, 2023 and 2022
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2023 and 2022. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2023	2022
Insurance:
Gross premiums written	$3,016,024	$2,771,665
Net premiums written	2,527,198	2,326,125
Net premiums earned	2,246,394	2,070,157
Loss ratio	63.1%	61.0%
Expense ratio	28.0%	27.7%
GAAP combined ratio	91.1%	88.7%
Reinsurance & Monoline Excess:
Gross premiums written	$320,749	$280,736
Net premiums written	284,317	259,510
Net premiums earned	306,333	287,001
Loss ratio	49.7%	60.4%
Expense ratio	29.0%	27.4%
GAAP combined ratio	78.7%	87.8%
Consolidated:
Gross premiums written	$3,336,773	$3,052,401
Net premiums written	2,811,515	2,585,635
Net premiums earned	2,552,727	2,357,158
Loss ratio	61.5%	60.9%
Expense ratio	28.1%	27.7%
GAAP combined ratio	89.6%	88.6%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended June 30, 2023 and 2022:

(In thousands, except per share data)	2023	2022
Net income to common stockholders	$356,308	$179,322
Weighted average diluted shares	273,095	279,525
Net income per diluted share	$1.30	$0.64
    The Company reported net income to common stockholders of $356 million in 2023 compared to $179 million in 2022. The $177 million increase in net income was primarily due to an after-tax increase in net investment gains of $179 million due to the change in market value on equity securities and the realized gain from a sale of the property and casualty insurance services division of Breckenridge IS, Inc., partially offset by the impairment loss on a real estate investment, and an after-tax increase in net investment income of $57 million primarily due to rising interest rates and a larger investment portfolio related to fixed maturity securities, partially offset by an after-tax decrease in foreign currency gains of $40 million mainly due to the weakening of the U.S. dollar against U.K. sterling and Euro in 2023, an after-tax increase in corporate expenses of $6 million due to increased compensation related costs, an increase of $6 million in tax expense due to a change in the effective tax rate, an after-tax decrease in profits from non-insurance businesses of $4 million and an after-tax reduction in underwriting income of $3 million. The number of weighted average diluted shares decreased by 6.4 million for 2023 compared to 2022, mainly reflecting shares repurchased in 2023.
    Premiums. Gross premiums written were $3,337 million in 2023, an increase of 9% from $3,052 million in 2022. The increase was due to a $245 million increase in the Insurance segment and a $40 million increase in the Reinsurance & Monoline

Excess segment. Approximately 80% of premiums expiring in 2023 were renewed, and 82% of premiums expiring in 2022 were renewed.
    Average renewal premium rates for insurance and facultative reinsurance increased 7.2% in 2023 when adjusted for changes in exposures, and increased 8.2% excluding workers' compensation.
    A summary of gross premiums written in 2023 compared with 2022 by line of business within each business segment follows:
•Insurance - gross premiums increased 9% to $3,016 million in 2023 from $2,772 million in 2022. Gross premiums increased $131 million (13%) for other liability, $123 million (19%) for short-tail lines, and $22 million (6%) for commercial auto, and decreased $28 million (7%) for professional liability and $4 million (1%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums increased 14% to $321 million in 2023 from $280 million in 2022. Gross premiums increased $40 million (72%) for property reinsurance and $1 million (3%) for monoline excess.
    Net premiums written were $2,812 million in 2023, an increase of 9% from $2,586 million in 2022. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2023 and 15% in 2022.
    Premiums earned increased 8% to $2,553 million in 2023 from $2,357 million in 2022. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2023 are related to business written during both 2023 and 2022. Audit premiums were $92 million in 2023 compared with $72 million in 2022 due to an increase in exposures.
    Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2023 and 2022:

	Amount		Average Annualized Yield
($ in thousands)	2023	2022	2023	2022
Fixed maturity securities, including cash and cash equivalents and loans receivable	$217,830	$124,389	4.2%	2.6%
Arbitrage trading account	17,037	4,127	5.7	1.4
Equity securities	15,254	12,797	5.4	4.9
Investment funds	(1,186)	33,861	(0.3)	8.3
Real estate	(2,123)	(1,551)	(0.6)	(0.5)
Gross investment income	246,812	173,623	3.8	2.9
Investment expenses	(1,660)	(2,049)	—	—
Total	$245,152	$171,574	3.8%	2.8%
    Net investment income increased 43% to $245 million in 2023 from $172 million in 2022 due primarily to a $93 million increase in income from fixed maturity securities mainly driven by rising interest rates and a larger investment portfolio, a $13 million increase from arbitrage trading account (including investment income from trading account receivables from brokers and clearing organizations) and a $2 million increase from equity securities, partially offset by a $35 million decrease in income from investment funds primarily due to financial services funds, real estate funds and consumer goods funds. The Company maintained the short duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. We expect investment income to increase as we reinvest our fixed maturity portfolio at the current higher rates. Average invested assets, at cost (including cash and cash equivalents), were $26.0 billion in 2023 and $24.1 billion in 2022.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $25 million in 2023 and $26 million in 2022. The decrease in service fees resulted from the sale of the property and casualty insurance services division of Breckenridge IS, Inc.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $69 million in 2023 and losses were $164 million in 2022. The gains of $69 million in 2023 reflected net realized gains on investments of $48 million (primarily a pre-tax net realized gain of $88 million on the sale of the property and casualty insurance services division of Breckenridge IS, Inc., partially offset by an impairment of $51 million recognized on a real estate investment) and an increase in unrealized gains on equity securities of $21 million. The losses of $164 million in 2022 reflected net realized losses on investments of $32 million (primarily due to foreign exchange losses on investments) and an increase in unrealized losses on equity securities of $132 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the three months ended June 30, 2023 and 2022, the pre-tax change in allowance for expected credit losses on investments increased by $10 million ($8 million after-tax) and $8 million ($6 million after-tax), respectively, which are reflected in net investment gains (losses), primarily due to change in estimate.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses was down to $114 million in 2023 from $128 million in 2022, due to a reduction in aviation-related business, promotional merchandise and textile businesses.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,570 million in 2023 from $1,436 million in 2022. The consolidated loss ratio was 61.5% in 2023 and 60.9% in 2022. Catastrophe losses, net of reinsurance recoveries, were $54 million (including current accident year losses of approximately $215 thousand related to COVID-19) in 2023 and $58 million (including losses of approximately $2 million related to COVID-19) in 2022. Favorable prior year reserve development (net of premium offsets) was $3 million in 2023 and $2 million in 2022. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.0 points to 59.5% in 2023 from 58.5% in 2022.
    A summary of loss ratios in 2023 compared with 2022 by business segment follows:
•Insurance - The loss ratio was 63.1% in 2023 and 61.0% in 2022. Catastrophe losses were $48 million in 2023 compared with $40 million in 2022. Adverse prior year reserve development was $8 million in 2023 and $3 million in 2022. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.7 points to 60.6% in 2023 from 58.9% in 2022.
•Reinsurance & Monoline Excess - The loss ratio was 49.7% in 2023 and 60.4% in 2022. Catastrophe losses were $6 million in 2023 compared with $18 million in 2022. Favorable prior year reserve development was $11 million in 2023 and $5 million in 2022. The loss ratio excluding catastrophe losses and prior year reserve development decreased 4.4 points to 51.5% in 2023 from 55.9% in 2022.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended June 30, 2023 and 2022:

($ in thousands)	2023	2022
Policy acquisition and insurance operating expenses	$718,234	$653,093
Insurance service expenses	23,931	23,890
Net foreign currency losses (gains)	11,226	(39,827)
Other costs and expenses	70,291	62,663
Total	$823,682	$699,819
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 10% and net premiums earned increased 8% from 2022. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) increased by 0.4% to 28.1% in 2023 from 27.7% in 2022 mainly due to lower ceding commissions, increased compensation costs and new start-up operating unit expenses.
    Service expenses, which represent the costs associated with the fee-based businesses, were $24 million in both 2023 and 2022.

    Net foreign currency (losses) gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $11 million in 2023 compared to gains of $40 million in 2022, primarily related to the strengthening of the U.K. sterling and Euro against the U.S. dollar in 2023.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $70 million in 2023 from $63 million in 2022, primarily due to the increase in compensation-related costs in 2023.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $114 million in 2023 down from $123 million in 2022 due to a reduction in aviation-related business, promotional merchandise and textile businesses.
Interest Expense. Interest expense was $32 million in both 2023 and 2022.
Income Taxes. The effective income tax rate was 22.2% and 19.4% for the three months ended June 30, 2023 and 2022, respectively. The effective income tax rate increased for the three months ended June 30, 2023 as a result of higher foreign taxes as well as state income taxes resulting from the sale of the property and casualty insurance services division of Breckenridge IS, Inc.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $196 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.3 years and 2.4 years at June 30, 2023 and December 31, 2022, respectively. The Company’s fixed maturity investment portfolio and investment-related assets as of June 30, 2023 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$1,238,117	4.9%
State and municipal:
Special revenue	1,641,909	6.5
Local general obligation	412,160	1.6
State general obligation	402,251	1.6
Corporate backed	188,741	0.7
Pre-refunded (1)	107,086	0.4
Total state and municipal	2,752,147	10.8
Mortgage-backed:
Agency	1,081,894	4.3
Commercial	604,096	2.4
Residential-Prime	217,690	0.9
Residential-Alt A	3,200	—
Total mortgage-backed	1,906,880	7.6
Asset-backed	3,743,803	14.8
Corporate:
Industrial	3,299,928	13.0
Financial	2,618,100	10.4
Utilities	621,425	2.5
Other	467,615	1.8
Total corporate	7,007,068	27.7
Foreign government and foreign government agencies	1,407,608	5.6
Total fixed maturity securities	18,055,623	71.4
Equity securities:
Common stocks	1,014,820	4.0
Preferred stocks	224,892	0.9
Total equity securities	1,239,712	4.9
Cash and cash equivalents (2)	2,207,220	8.7
Investment funds	1,594,225	6.3
Real estate	1,292,200	5.1
Arbitrage trading account	723,967	2.9
Loans receivable	181,562	0.7
Total investments	$25,294,509	100.0%
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
Equity Securities. Equity securities primarily represent investments in common and preferred stocks in companies with potential growth opportunities in different sectors, mainly in the financial institutions, energy and technology sectors.
Investment Funds. At June 30, 2023, the carrying value of investment funds was $1,594 million, including investments in financial services funds of $432 million, other funds of $372 million (which includes a deferred compensation trust asset of $35 million), transportation funds of $334 million, real estate funds of $217 million, infrastructure funds of $122 million and energy funds of $117 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At June 30, 2023, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing. During the second quarter of 2023, the Company recognized an impairment of $51 million on a real estate investment. During the first quarter of 2022, the Company sold an office building in London.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost (net of allowance for expected credit losses), had an amortized cost of $182 million and an aggregate fair value of $178 million at June 30, 2023. The amortized cost of loans receivable is net of an allowance for expected credit losses of $5 million as of June 30, 2023. Loans receivable include real estate loans of $163 million that are secured by commercial and residential real estate located primarily in London and
New York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2026. Loans receivable include commercial loans of $19 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.3 years and 2.4 years at June 30, 2023 and December 31, 2022, respectively.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities increased to $1,154 million in the six months ended June 30, 2023 from $1,006 million in the six months ended June 30, 2022, primarily due to increased premium receipts, partially offset by an increase in loss and loss expense payments.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 80% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2023. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At June 30, 2023, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,836 million and a face amount of $2,860 million. In the first quarter of 2022, the Company repaid at maturity its $77 million aggregate principal amount of 8.7% senior notes in January and its $350 million aggregate principal amount of 4.625% senior notes in March. The maturities of the outstanding debt are $5 million in 2024, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of June 30, 2023, there were no borrowings outstanding under the facility.
    Equity. At June 30, 2023, total common stockholders’ equity was $6.9 billion, common shares outstanding were 257,516,572 and stockholders’ equity per outstanding share was $26.74. During the six months ended June 30, 2023, the Company repurchased 7,098,959 shares of its common stock for $427.6 million. In the second quarter of 2023, the board of directors of the Company declared a regular quarterly cash dividend of $0.11 per share. In the first quarter of 2023, the board of directors of the Company declared a regular quarterly cash dividend of $0.10 per share and a special cash dividend of $0.50 per share. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $9.7 billion at June 30, 2023. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 29% at June 30, 2023 and 30% at December 31, 2022.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Set forth below is a summary of the shares repurchased by the Company during the three months ended June 30, 2023, and the number of shares remaining authorized for purchase by the Company:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 2023	2,161,844	$57.93	2,161,844	9,429,371
May 2023	2,716,088	$57.73	2,716,088	6,713,283
June 2023 (1)	182,636	$57.20	182,636	14,850,000
(1) The Company's repurchase authorization was increased to 15,000,000 shares on June 14, 2023.

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

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

W. R. BERKLEY CORPORATION
Date:	August 3, 2023	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	August 3, 2023	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer