Form 10-Q
period 2023-09-30
BERKLEY W R CORP
filed 2023-11-03
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of October 30, 2023: 257,872,034

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
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $20,232,773 and $18,715,483; allowance for expected credit losses of $46,412 and $37,466 at September 30, 2023 and December 31, 2022, respectively)	$19,035,305	$17,587,349
Investment funds	1,600,495	1,608,548
Real estate	1,270,545	1,340,622
Equity securities	1,182,061	1,185,894
Arbitrage trading account	825,049	944,230
Loans receivable (net of allowance for expected credit losses of $4,009 and $1,791 at September 30, 2023 and December 31, 2022, respectively)	177,750	193,002
Total investments	24,091,205	22,859,645
Cash and cash equivalents	1,646,074	1,449,346
Premiums and fees receivable (net of allowance for expected credit losses of $33,602 and $30,660 at September 30, 2023 and December 31, 2022, respectively)	3,104,609	2,779,244
Due from reinsurers (net of allowance for expected credit losses of $9,443 and $8,064 at September 30, 2023 and December 31, 2022, respectively)	3,426,196	3,187,730
Deferred policy acquisition costs	854,374	763,486
Prepaid reinsurance premiums	756,236	696,468
Trading account receivables from brokers and clearing organizations	401,982	233,863
Property, furniture and equipment	423,279	423,232
Goodwill	174,597	185,509
Accrued investment income	201,206	166,784
Current and deferred federal and foreign income taxes	291,363	333,774
Other assets	740,227	736,022
Total assets	$36,111,348	$33,815,103
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$18,273,310	$17,011,223
Unearned premiums	5,899,738	5,297,654
Due to reinsurers	626,448	523,131
Trading account securities sold but not yet purchased	7,538	—
Other liabilities	1,537,449	1,377,740
Senior notes and other debt	1,828,046	1,828,823
Subordinated debentures	1,008,910	1,008,371
Total liabilities	29,181,439	27,046,942
Equity:
Preferred stock, par value $0.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $0.20 per share:
Authorized 1,250,000,000 shares; issued and outstanding, net of treasury shares, 258,043,531 and 264,546,100 shares, respectively	105,803	105,803
Additional paid-in capital	1,008,301	997,534
Retained earnings	10,800,697	10,161,005
Accumulated other comprehensive loss	(1,322,819)	(1,264,581)
Treasury stock, at cost, 270,971,091 and 264,468,528 shares, respectively	(3,676,403)	(3,251,429)
Total stockholders’ equity	6,915,579	6,748,332
Noncontrolling interests	14,330	19,829
Total equity	6,929,909	6,768,161
Total liabilities and equity	$36,111,348	$33,815,103
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2023	2022	2023	2022
REVENUES:
Net premiums written	$2,848,459	$2,577,274	$8,234,799	$7,576,163
Change in net unearned premiums	(206,545)	(135,313)	(548,726)	(527,958)
Net premiums earned	2,641,914	2,441,961	7,686,073	7,048,205
Net investment income	270,944	202,816	739,494	547,902
Net investment (losses) gains:
Net realized and unrealized (losses) gains on investments	(40,855)	(66,282)	50,403	139,664
Change in allowance for expected credit losses on investments	(1,571)	(1,128)	(11,164)	(12,365)
Net investment (losses) gains	(42,426)	(67,410)	39,239	127,299
Revenues from non-insurance businesses	137,116	119,013	375,225	345,210
Insurance service fees	22,962	27,940	81,290	82,284
Other income	128	80	235	1,797
Total revenues	3,030,638	2,724,400	8,921,556	8,152,697
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,636,193	1,564,578	4,744,602	4,339,646
Other operating costs and expenses	808,669	725,537	2,457,925	2,139,256
Expenses from non-insurance businesses	133,939	116,240	370,244	334,062
Interest expense	31,888	31,780	95,580	98,473
Total operating costs and expenses	2,610,689	2,438,135	7,668,351	6,911,437
Income before income taxes	419,949	286,265	1,253,205	1,241,260
Income tax expense	(86,519)	(55,791)	(268,322)	(238,290)
Net income before noncontrolling interests	333,430	230,474	984,883	1,002,970
Noncontrolling interests	156	(1,595)	(863)	(4,131)
Net income to common stockholders	$333,586	$228,879	$984,020	$998,839

NET INCOME PER SHARE:
Basic	$1.24	$0.83	$3.62	$3.61
Diluted	$1.23	$0.82	$3.59	$3.57

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2023	2022	2023	2022
Net income before noncontrolling interests	$333,430	$230,474	$984,883	$1,002,970
Other comprehensive loss:
Change in unrealized currency translation adjustments	(22,781)	(40,516)	(7,387)	(27,637)
Change in unrealized investment losses, net of taxes	(118,365)	(315,664)	(50,850)	(1,076,217)
Other comprehensive loss	(141,146)	(356,180)	(58,237)	(1,103,854)
Comprehensive income (loss)	192,284	(125,706)	926,646	(100,884)
Noncontrolling interests	156	(1,595)	(862)	(4,130)
Comprehensive income (loss) to common stockholders	$192,440	$(127,301)	$925,784	$(105,014)

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2023	2022	2023	2022
COMMON STOCK:
Beginning and end of period	$105,803	$105,803	$105,803	$105,803
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,020,818	$1,001,093	$997,534	$981,104
Restricted stock units issued	(25,226)	(28,381)	(25,228)	(30,751)
Restricted stock units expensed	12,709	12,091	35,995	34,450
End of period	$1,008,301	$984,803	$1,008,301	$984,803
RETAINED EARNINGS:
Beginning of period	$10,624,518	$9,602,948	$10,161,005	$9,015,135
Net income to common stockholders	333,586	228,879	984,020	998,839
Dividends ($0.61, $0.10, $1.32 and $0.79 per share, respectively)	(157,407)	(26,590)	(344,328)	(208,737)
End of period	$10,800,697	$9,805,237	$10,800,697	$9,805,237
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment (loss) gain:
Beginning of period	$(825,391)	$(669,654)	$(892,905)	$90,900
Change in unrealized (losses) gains on securities without an allowance for expected credit losses	(108,121)	(311,659)	(47,757)	(1,055,628)
Change in unrealized (losses) gains on securities with an allowance for expected credit losses	(10,244)	(4,005)	(3,094)	(20,590)
End of period	(943,756)	(985,318)	(943,756)	(985,318)
Currency translation adjustments:
Beginning of period	(356,282)	(359,976)	(371,676)	(372,855)
Net change in period	(22,781)	(40,516)	(7,387)	(27,637)
End of period	(379,063)	(400,492)	(379,063)	(400,492)
Total accumulated other comprehensive loss	$(1,322,819)	$(1,385,810)	$(1,322,819)	$(1,385,810)
TREASURY STOCK:
Beginning of period	$(3,682,281)	$(3,165,729)	$(3,251,429)	$(3,167,076)
Stock exercised/vested	8,469	8,332	9,461	9,679
Stock repurchased	(2,917)	(6,570)	(430,536)	(6,570)
Other	326	—	(3,899)	—
End of period	$(3,676,403)	$(3,163,967)	$(3,676,403)	$(3,163,967)
NONCONTROLLING INTERESTS:
Beginning of period	$21,167	$22,388	$19,829	$14,719
(Distributions) contributions	(6,681)	(73)	(6,361)	5,061
Net (loss) income	(156)	1,595	863	4,131
Other comprehensive loss, net of tax	—	—	(1)	(1)
End of period	$14,330	$23,910	$14,330	$23,910
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,

	2023	2022
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$984,020	$998,839
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(39,239)	(127,299)
Depreciation and amortization	3,294	46,037
Noncontrolling interests	863	4,131
Investment funds	(5,444)	(121,919)
Stock incentive plans	37,796	36,247
Change in:
Arbitrage trading account	(41,399)	(39,389)
Premiums and fees receivable	(340,056)	(247,782)
Reinsurance accounts	(194,610)	(187,453)
Deferred policy acquisition costs	(93,270)	(92,724)
Income taxes	49,722	(111,231)
Reserves for losses and loss expenses	1,288,975	1,225,679
Unearned premiums	608,300	551,894
Other	(27,790)	(161,727)
Net cash from operating activities	2,231,162	1,773,303
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	877,019	1,638,049
Proceeds from sale of equity securities	161,470	20,057
Distributions from (contributions to) investment funds	8,385	(72,925)
Proceeds from maturities and prepayments of fixed maturity securities	2,654,140	3,916,331
Purchase of fixed maturity securities	(5,091,866)	(7,694,663)
Purchase of equity securities	(63,815)	(340,158)
Real estate additions	(15,158)	(18,670)
Change in loans receivable	12,796	2,066
Net purchases of property, furniture and equipment	(42,127)	(35,270)
Change in balances due to security brokers	8,224	177,457
Cash received in connection with business disposition	94,076	906,789
Payment for business purchased net of cash acquired	—	(49,572)
Other	320	94
Net cash used in investing activities	(1,396,536)	(1,550,415)
CASH USED IN FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(1,954)	(426,503)
Net proceeds from issuance of debt	1,100	2,181
Cash dividends to common stockholders	(186,921)	(182,147)
Purchase of common treasury shares	(430,536)	(6,570)
Other, net	(20,545)	(21,808)
Net cash used in financing activities	(638,856)	(634,847)
Net impact on cash due to change in foreign exchange rates	959	(26,134)
Net change in cash and cash equivalents	196,728	(438,093)
Cash and cash equivalents at beginning of period	1,449,346	1,568,843
Cash and cash equivalents at end of period	$1,646,074	$1,130,750
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General
    The unaudited consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the “Company”), have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. All significant intercompany accounts and transactions have been eliminated. Reclassifications have been made in the 2022 financial statements as originally reported to conform to the presentation of the 2023 financial statements. For the for nine months ended September 30, 2022, the Company did not correct the proceeds from sale of fixed maturity securities and purchase of fixed maturity securities lines within the consolidated statements of cash flows for an incremental inter-company elimination as the effects were not material and had no impact on the total amount of investing activities.
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
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective income tax rate differs from the federal income tax rate of 21% primarily due to tax benefits related to equity-based compensation and tax-exempt investment income, which was partially offset by state income taxes.

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 11,416,856 and 11,592,699 common shares held in a grantor trust as of September 30, 2023 and 2022, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2023	2022	2023	2022
Basic	269,191	277,192	271,656	276,928
Diluted	271,439	279,642	274,146	279,644

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

(4) Consolidated Statements of Comprehensive (Loss) Income

    The following table presents the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the nine months ended September 30, 2023
Changes in AOCI
Beginning of period	$(892,905)		$(371,676)	$(1,264,581)
Other comprehensive loss before reclassifications	(103,087)		(7,387)	(110,474)
Amounts reclassified from AOCI	52,237		—	52,237
Other comprehensive loss	(50,850)		(7,387)	(58,237)
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
End of period	$(943,756)		$(379,063)	$(1,322,819)
Amounts reclassified from AOCI
Pre-tax	$66,123	(1)	$—	$66,123
Tax effect	(13,886)	(2)	—	(13,886)
After-tax amounts reclassified	$52,237		$—	$52,237
Other comprehensive loss
Pre-tax	$(62,476)		$(7,387)	$(69,863)
Tax effect	11,626		—	11,626
Other comprehensive loss	$(50,850)		$(7,387)	$(58,237)
As of and for the three months ended September 30, 2023
Changes in AOCI
Beginning of period	$(825,391)		$(356,282)	$(1,181,673)
Other comprehensive loss before reclassifications	(133,018)		(22,781)	(155,799)
Amounts reclassified from AOCI	14,653		—	14,653
Other comprehensive loss	(118,365)		(22,781)	(141,146)
Unrealized investment loss related to noncontrolling interest	—		—	—
Ending balance	$(943,756)		$(379,063)	$(1,322,819)
Amounts reclassified from AOCI
Pre-tax	$18,548	(1)	$—	$18,548
Tax effect	(3,895)	(2)	—	(3,895)
After-tax amounts reclassified	$14,653		$—	$14,653
Other comprehensive loss
Pre-tax	$(150,455)		$(22,781)	$(173,236)
Tax effect	32,090		—	32,090
Other comprehensive loss	$(118,365)		$(22,781)	$(141,146)

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the nine months ended September 30, 2022
Changes in AOCI
Beginning of period	$90,900		$(372,855)	$(281,955)
Other comprehensive loss before reclassifications	(1,134,657)		(27,637)	(1,162,294)
Amounts reclassified from AOCI	58,440		—	58,440
Other comprehensive loss	(1,076,217)		(27,637)	(1,103,854)
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
End of period	$(985,318)		$(400,492)	$(1,385,810)
Amounts reclassified from AOCI
Pre-tax	$73,975	(1)	$—	$73,975
Tax effect	(15,535)	(2)	—	(15,535)
After-tax amounts reclassified	$58,440		$—	$58,440
Other comprehensive loss
Pre-tax	$(1,365,064)		$(27,637)	$(1,392,701)
Tax effect	288,847		—	288,847
Other comprehensive loss	$(1,076,217)		$(27,637)	$(1,103,854)
As of and for the three months ended September 30, 2022
Changes in AOCI
Beginning of period	$(669,654)		$(359,976)	$(1,029,630)
Other comprehensive loss before reclassifications	(335,034)		(40,516)	(375,550)
Amounts reclassified from AOCI	19,370		—	19,370
Other comprehensive loss	(315,664)		(40,516)	(356,180)
Unrealized investment loss related to noncontrolling interest	—			—
Ending balance	$(985,318)		$(400,492)	$(1,385,810)
Amounts reclassified from AOCI
Pre-tax	$24,519	(1)	$—	$24,519
Tax effect	(5,149)	(2)	—	(5,149)
After-tax amounts reclassified	$19,370		$—	$19,370
Other comprehensive loss
Pre-tax	$(394,832)		$(40,516)	$(435,348)
Tax effect	79,168		—	79,168
Other comprehensive loss	$(315,664)		$(40,516)	$(356,180)
____________
(1) Net investment (losses) gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
    Interest payments were $79,336,000 and $115,756,000 for the nine months ended September 30, 2023 and 2022, respectively. Income taxes paid were $180,000,000 and $263,971,000 for the nine months ended September 30, 2023 and 2022, respectively.

(6) Investments in Fixed Maturity Securities
    At September 30, 2023 and December 31, 2022, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
September 30, 2023
Held to maturity:
State and municipal	$49,847	$(48)	$1,825	$—	$51,624	$49,799
Residential mortgage-backed	3,029	—	19	—	3,048	3,029
Total held to maturity	52,876	(48)	1,844	—	54,672	52,828
Available for sale:
U.S. government and government agency	1,546,889	—	2,077	(81,767)	1,467,199	1,467,199
State and municipal:
Special revenue	1,771,219	—	2,287	(126,585)	1,646,921	1,646,921
State general obligation	378,650	—	1,247	(23,727)	356,170	356,170
Pre-refunded	103,219	—	202	(827)	102,594	102,594
Corporate backed	194,976	(821)	159	(14,341)	179,973	179,973
Local general obligation	401,286	—	1,767	(17,713)	385,340	385,340
Total state and municipal	2,849,350	(821)	5,662	(183,193)	2,670,998	2,670,998
Mortgage-backed:
Residential	1,660,790	(24)	399	(214,381)	1,446,784	1,446,784
Commercial	651,966	(2,076)	11	(20,389)	629,512	629,512
Total mortgage-backed	2,312,756	(2,100)	410	(234,770)	2,076,296	2,076,296
Asset-backed	4,197,235	(1,502)	750	(109,025)	4,087,458	4,087,458
Corporate:
Industrial	3,567,020	—	5,026	(227,479)	3,344,567	3,344,567
Financial	2,813,603	(5,406)	1,362	(130,312)	2,679,247	2,679,247
Utilities	683,468	(364)	164	(39,991)	643,277	643,277
Other	593,466	—	134	(11,877)	581,723	581,723
Total corporate	7,657,557	(5,770)	6,686	(409,659)	7,248,814	7,248,814
Foreign government	1,616,110	(36,171)	1,361	(149,588)	1,431,712	1,431,712
Total available for sale	20,179,897	(46,364)	16,946	(1,168,002)	18,982,477	18,982,477
Total investments in fixed maturity securities	$20,232,773	$(46,412)	$18,790	$(1,168,002)	$19,037,149	$19,035,305
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
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the nine months ended September 30, 2023 and 2022:

(In thousands)	2023	2022
Allowance for expected credit losses, beginning of period	$114	$387
Provision for expected credit losses	(66)	(266)
Allowance for expected credit losses, end of period	$48	$121
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended September 30, 2023 and 2022:

(In thousands)	2023	2022
Allowance for expected credit losses, beginning of period	$53	$127
Provision for expected credit losses	(5)	(6)
Allowance for expected credit losses, end of period	$48	$121

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the nine months ended September 30, 2023 and 2022:

	2023						2022
(In thousands)	Foreign Government	Corporate	Mortgage-backed	Asset-backed	State and Municipal	Total	Foreign Government	Corporate	Mortgage-backed	Total
Allowance for expected credit losses, beginning of period	$32,633	$4,701	$18	$—	$—	$37,352	$22,222	$16	$—	$22,238
Expected credit losses on securities for which credit losses were not previously recorded	—	942	1,766	1,444	821	4,973	1,897	1,205	21	3,123
Expected credit losses (gains) on securities for which credit losses were previously recorded	3,538	134	316	58	—	4,046	9,289	(22)	—	9,267
Reduction due to disposals	—	(7)	—	—	—	(7)	(33)	—	—	(33)
Allowance for expected credit losses, end of period	$36,171	$5,770	$2,100	$1,502	$821	$46,364	$33,375	$1,199	$21	$34,595

During the nine months ended September 30, 2023, the Company increased the allowance for expected credit losses for available for sale securities in part due to changes in economic assumptions utilized in its credit loss model, primarily affecting the financial services and real estate sectors, and an increase in unrealized loss related to the foreign government portfolio. During the nine months ended September 30, 2022, the Company increased the allowance for expected credit losses for available for sale securities mainly due to an increase in unrealized losses primarily associated with foreign government securities.
The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended September 30, 2023 and 2022:

	2023						2022
(In thousands)	Foreign Government	Corporate	Mortgage-backed	Asset-backed	State and Municipal	Total	Foreign Government	Corporate	Mortgage-backed	Total
Allowance for expected credit losses, beginning of period	$33,052	$8,867	$885	$1,444	$—	$44,248	$33,096	$182	$—	$33,278
Expected credit losses on securities for which credit losses were not previously recorded	—	756	905	—	821	2,482	—	1,023	21	1,044
Expected credit losses (gains) on securities for which credit losses were previously recorded	3,119	(3,853)	310	58	—	(366)	279	(6)	—	273
Allowance for expected credit losses, end of period	$36,171	$5,770	$2,100	$1,502	$821	$46,364	$33,375	$1,199	$21	$34,595
The amortized cost and fair value of fixed maturity securities at September 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,818,820	$1,742,384
Due after one year through five years	9,180,726	8,704,308
Due after five years through ten years	4,308,202	4,074,956
Due after ten years	2,609,192	2,436,157
Mortgage-backed securities	2,315,785	2,079,344
Total	$20,232,725	$19,037,149
________________

(1) Amortized cost is reduced by the allowance for expected credit losses of $48 thousand related to held to maturity securities.
At September 30, 2023 and December 31, 2022, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
    At September 30, 2023 and December 31, 2022, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2023
Common stocks	$792,512	$209,979	$(41,058)	$961,433	$961,433
Preferred stocks	273,376	2,383	(55,131)	220,628	220,628
Total	$1,065,888	$212,362	$(96,189)	$1,182,061	$1,182,061

December 31, 2022
Common stocks	$855,987	$192,165	$(65,401)	$982,751	$982,751
Preferred stocks	259,341	1,053	(57,251)	203,143	203,143
Total	$1,115,328	$193,218	$(122,652)	$1,185,894	$1,185,894

(8) Arbitrage Trading Account
    At September 30, 2023 and December 31, 2022, the fair and carrying values of the arbitrage trading account were $825 million and $944 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of September 30, 2023, the fair value of long option contracts outstanding was $256 thousand (notional amount of $50 million) and the fair value of short option contracts was $6 million (notional amount of $50 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2023	2022	2023	2022
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$239,727	$146,051	$653,200	$371,724
Arbitrage trading account (1)	17,876	10,694	53,168	24,008
Equity securities	12,714	14,650	41,714	38,303
Investment funds	4,450	36,045	5,444	121,919
Real estate	(1,986)	(2,297)	(7,821)	(1,702)
Gross investment income	272,781	205,143	745,705	554,252
Investment expense	(1,837)	(2,327)	(6,211)	(6,350)
Net investment income	$270,944	$202,816	$739,494	$547,902

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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $353 million as of September 30, 2023.
    Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	September 30,	December 31,	For the Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Financial services	$429,889	$465,683	$(15,606)	$27,472
Transportation	336,020	336,753	37,894	48,249
Real Estate	191,445	204,644	(5,062)	42,708
Infrastructure	124,528	115,428	7,813	1,277
Energy	115,349	116,432	3,921	1,966
Other funds	403,264	369,608	(23,516)	247
Total	$1,600,495	$1,608,548	$5,444	$121,919
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the minority investment in Lifson Re, a Bermuda reinsurance company. Effective January 1, 2021, Lifson Re participated on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 22.5% share of placed amounts. The percentage increased from 22.5% to 30% effective July 1, 2022. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. For the nine months ended September 30, 2023 and 2022, the Company ceded approximately $348 million and $308 million, respectively, of written premiums to Lifson Re.
Other funds include deferred compensation trust assets of $31 million and $30 million as of September 30, 2023 and December 31, 2022, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(11) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	September 30,	December 31,
(In thousands)	2023	2022
Properties in operation	$1,043,419	$1,114,167
Properties under development	227,126	226,455
Total	$1,270,545	$1,340,622

    As of September 30, 2023, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $31,039,000 and $33,206,000 as of September 30, 2023 and December 31, 2022, respectively. Related depreciation expense was $6,667,000 and $9,934,000 for the nine months ended September 30, 2023 and 2022, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $8,368,709 in 2023, $35,249,642 in 2024, $34,435,718 in 2025, $32,583,382 in 2026, $32,074,240 in 2027, $32,823,410 in 2028 and $505,344,609 thereafter.
The Company recognized impairments on real estate of $21 million and $72 million in the three months and nine months ended September 30, 2023, respectively.
During the first quarter of 2022, the Company sold a real estate investment in London (proceeds from the real estate and related entity is presented on the business disposition line within the Consolidated Statements of Cash Flows).
    A mixed-use project in Washington, D.C. had been under development in 2023 and 2022, with the completed portion reported in properties in operation as of September 30, 2023.

(12) Loans Receivable

At September 30, 2023 and December 31, 2022, loans receivable were as follows:

(In thousands)	September 30, 2023	December 31, 2022
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$159,857	$173,616
Commercial loans	17,893	19,386
Total	$177,750	$193,002

Fair value:
Real estate loans	$156,407	$168,595
Commercial loans	17,893	19,386
Total	$174,300	$187,981
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
Loans receivable in non-accrual status were none as of both September 30, 2023 and December 31, 2022, respectively.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the nine months ended September 30, 2023 and 2022:

	2023			2022
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$1,100	$691	$1,791	$1,362	$356	$1,718
Change in expected credit losses	2,302	(84)	2,218	(200)	474	274
Allowance for expected credit losses, end of period	$3,402	$607	$4,009	$1,162	$830	$1,992
During the nine months ended September 30, 2023, the Company increased the allowance for expected credit losses due to changes in economic assumptions utilized in its credit loss model. During the nine months ended September 30, 2022, the Company increased the allowance primarily due to an increase in the weighted average life of the loans receivable portfolio.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended September 30, 2023 and 2022:

	2023			2022
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$3,658	$892	$4,550	$1,228	$947	$2,175
Change in expected credit losses	(256)	(285)	(541)	(66)	(117)	(183)
Allowance for expected credit losses, end of period	$3,402	$607	$4,009	$1,162	$830	$1,992
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

(13) Net Investment (Losses) Gains
     Net investment (losses) gains were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net investment (losses) gains:
Fixed maturity securities:
Gains	$299	$1,053	$1,357	$3,405
Losses	(2,700)	(2,309)	(24,470)	(8,752)
Equity securities (1):
Net realized gains on investment sales (2)	23,631	—	135,763	946
Change in unrealized (losses) gains	(19,059)	(50,384)	45,605	(88,701)
Investment funds	(3,329)	(1,717)	(3,417)	(6,241)
Real estate (3) (4)	(24,234)	9,026	(68,944)	295,576
Loans receivable	(1,428)	—	(1,428)	(32)
Other	(14,035)	(21,951)	(34,063)	(56,537)
Net realized and unrealized (losses) gains on investments in earnings before allowance for expected credit losses	(40,855)	(66,282)	50,403	139,664
Change in allowance for expected credit losses on investments:
Fixed maturity securities	(2,112)	(1,311)	(8,946)	(12,091)
Loans receivable	541	183	(2,218)	(274)
Change in allowance for expected credit losses on investments	(1,571)	(1,128)	(11,164)	(12,365)
Net investment (losses) gains	(42,426)	(67,410)	39,239	127,299
Income tax benefit (expense)	9,405	14,456	(8,033)	(26,466)
After-tax net investment (losses) gains	$(33,021)	$(52,954)	$31,206	$100,833

Change in unrealized investment (losses) gains on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$(136,388)	$(385,503)	$(57,293)	$(1,335,413)
Fixed maturity securities with allowance for expected credit losses	(10,244)	(4,005)	(3,094)	(20,590)
Investment funds	(3,217)	(5,031)	(818)	(7,863)
Other	(606)	(293)	(1,271)	(1,198)
Total change in unrealized investment losses	(150,455)	(394,832)	(62,476)	(1,365,064)
Income tax benefit	32,090	79,168	11,626	288,847
Noncontrolling interests	—	—	(1)	(1)
After-tax change in unrealized investment losses of available for sale securities	$(118,365)	$(315,664)	$(50,851)	$(1,076,218)
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
(3) The Company recognized impairments on real estate of $21 million and $72 million in the three months and nine months ended September 30, 2023, respectively.
(4) During March 2022, the Company realized a gain on the sale of a real estate investment in London, U.K. of $251 million, net of transaction expenses and the foreign currency impact, including the reversal of the currency translation adjustment.

(14) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at September 30, 2023 and December 31, 2022 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2023
U.S. government and government agency	$605,944	$17,390	$592,215	$64,377	$1,198,159	$81,767
State and municipal	645,642	15,255	1,728,892	167,938	2,374,534	183,193
Mortgage-backed	688,848	17,058	1,296,384	217,712	1,985,232	234,770
Asset-backed	1,025,656	8,774	2,584,224	100,251	3,609,880	109,025
Corporate	2,091,830	46,758	4,695,101	362,901	6,786,931	409,659
Foreign government	563,657	15,038	779,455	134,550	1,343,112	149,588
Fixed maturity securities	$5,621,577	$120,273	$11,676,271	$1,047,729	$17,297,848	$1,168,002

December 31, 2022
U.S. government and government agency	$285,391	$10,219	$453,520	$58,939	$738,911	$69,158
State and municipal	1,720,443	89,272	598,797	79,320	2,319,240	168,592
Mortgage-backed	1,099,549	75,430	473,318	115,528	1,572,867	190,958
Asset-backed	1,569,647	48,390	2,176,638	103,932	3,746,285	152,322
Corporate	3,690,856	150,115	2,349,281	256,631	6,040,137	406,746
Foreign government	477,672	29,815	711,786	105,243	1,189,458	135,058
Fixed maturity securities	$8,843,558	$403,241	$6,763,340	$719,593	$15,606,898	$1,122,834
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2023 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	44	$88,668	$91,468
Corporate	26	35,644	3,523
State and municipal	5	22,866	6,374
Mortgage-backed	15	4,328	214
Asset-backed	5	244	107
Total	95	$151,750	$101,686
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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2023
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$1,467,199	$—	$1,467,199	$—
State and municipal	2,670,998	—	2,670,998	—
Mortgage-backed	2,076,296	—	2,076,296	—
Asset-backed	4,087,458	—	4,087,458	—
Corporate	7,248,814	—	7,248,814	—
Foreign government	1,431,712	—	1,431,712	—
Total fixed maturity securities available for sale	18,982,477	—	18,982,477	—
Equity securities:
Common stocks	961,433	958,202	1,060	2,171
Preferred stocks	220,628	—	216,930	3,698
Total equity securities	1,182,061	958,202	217,990	5,869
Arbitrage trading account	825,049	614,995	206,536	3,518
Total	$20,989,587	$1,573,197	$19,407,003	$9,387
Liabilities:
Trading account securities sold but not yet purchased	$7,538	$7,538	$—	$—

December 31, 2022
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$892,258	$—	$892,258	$—
State and municipal	2,890,098	—	2,890,098	—
Mortgage-backed	1,665,410	—	1,665,410	—
Asset-backed	3,982,773	—	3,982,773	—
Corporate	6,703,992	—	6,703,992	—
Foreign government	1,401,522	—	1,401,522	—
Total fixed maturity securities available for sale	17,536,053	—	17,536,053	—
Equity securities:
Common stocks	982,751	978,991	1,161	2,599
Preferred stocks	203,143	—	191,844	11,299
Total equity securities	1,185,894	978,991	193,005	13,898
Arbitrage trading account	944,230	822,192	118,448	3,590
Total	$19,666,177	$1,801,183	$17,847,506	$17,488
Liabilities:
Trading account securities sold but not yet purchased	$—	$—	$—	$—

    The following tables summarize changes in Level 3 assets and liabilities for the nine months ended September 30, 2023 and for the year ended December 31, 2022:

Gains (Losses) Included In:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns / Maturities	Transfers In / (Out)	Ending Balance
Nine Months Ended September 30, 2023
Assets:
Equity securities:
Common stocks	$2,599	$(428)	$—	$—	$—	$—	$—	$—	$2,171
Preferred stocks	11,299	—	—	(7,601)	—	—	—	—	3,698
Total	13,898	(428)	—	(7,601)	—	—	—	—	5,869
Arbitrage trading account	3,590	(72)	—	—	—	—	—	—	3,518
Total	$17,488	$(500)	$—	$(7,601)	$—	$—	$—	$—	$9,387
Year Ended December 31, 2022
Assets:
Equity securities:
Common stocks	$9,294	$(6,695)	$—	$—	$—	$—	$—	$—	$2,599
Preferred stocks	11,296	3	—	—	925	(925)	—	—	11,299
Total	20,590	(6,692)	—	—	925	(925)	—	—	13,898
Arbitrage trading account	—	(179)	—	—	4,686	(917)	—	—	3,590
Total	$20,590	$(6,871)	$—	$—	$5,611	$(1,842)	$—	$—	$17,488
    For the nine months ended September 30, 2023 and for the year ended December 31, 2022, there were no securities transferred into or out of Level 3.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	September 30,
(In thousands)	2023	2022
Net reserves at beginning of period	$14,248,879	$12,848,362
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	4,694,554	4,260,179
Increase in estimates for claims occurring in prior years (2) (3)	27,186	54,632
Loss reserve discount accretion	22,862	24,835
Total	4,744,602	4,339,646
Net payments for claims:
Current year	743,416	643,908
Prior years	2,915,979	2,499,319
Total	3,659,395	3,143,227
Foreign currency translation	(48,162)	(193,755)
Net reserves at end of period	15,285,924	13,851,026
Ceded reserves at end of period	2,987,386	2,689,097
Gross reserves at end of period	$18,273,310	$16,540,123
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $35 million and $26 million for the nine months ended September 30, 2023 and 2022, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $12 million and increased by $20 million for the nine months ended September 30, 2023 and 2022, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Adverse development, net of additional and return premiums, was $20 million and $37 million for the nine months ended September 30, 2023 and 2022, respectively.
The COVID-19 global pandemic impacted, and may further impact, the Company’s loss costs. Accordingly, the ultimate net impact of COVID-19 on the Company’s reserves remains uncertain. As of September 30, 2023, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $354 million, of which $299 million relates to the Insurance segment and $55 million relates to the Reinsurance & Monoline Excess segment. Such $354 million of COVID-19-related losses are considered reported losses. For the nine months ended September 30, 2023, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $670 thousand, all of which relates to the Insurance segment.
During the nine months ended September 30, 2023, adverse prior year development (net of additional and return premiums) of $20 million included $26 million of adverse development for the Insurance segment, partially offset by $6 million of favorable development for the Reinsurance & Monoline Excess segment.
Such adverse development during the nine months ended September 30, 2023 was concentrated in the first quarter, with $24 million of adverse development (net of additional and return premiums) in the first quarter, partially offset by favorable development of $4 million in the second and third quarters. This overall adverse development during the first quarter in both business segments was due to property catastrophe losses related to 2022 events which were still being adjusted and settled. In particular, losses related to U.S. winter storms which occurred during the month of December were a significant driver of the development, as information gathering and evaluation of many of these losses was still ongoing into the new year.
For the Insurance segment, in addition to the property prior year adverse development discussed above, the adverse development during the nine months ended September 30, 2023 included adverse prior year development on casualty lines for the 2016 through 2019 accident years, which was largely offset by favorable prior year development on casualty lines for the 2020 through 2022 accident years. The adverse development on the 2016 through 2019 accident years was concentrated in the general liability line of business, and to a lesser degree professional liability, including medical professional, and commercial auto liability. The development, which particularly impacted business attaching excess of primary policy limits, was driven by a larger than expected number of large losses reported. The Company believes social inflation is contributing to an increase in the frequency of large losses for these accident years. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.

The favorable prior year development on casualty lines for the 2020 through 2022 accident years in the Insurance segment was concentrated in the professional liability, workers’ compensation, and general liability lines of business. Due to uncertainty regarding incurred loss frequency and severity in light of ongoing social inflation and the impacts of the COVID-19 pandemic, the Company set its initial loss ratios for the 2020 through 2022 accident years prudently, and largely maintained these estimates through the end of each respective accident year. The reported loss experience to date for these lines of business for the 2020 through 2022 accident years has been significantly better than was expected, and the Company has begun to react to this favorable emergence as the accident years mature beyond the age of 12 months. However, commercial auto liability experienced adverse prior year development for the 2020 through 2022 accident years, partially offsetting the favorable development discussed above, which was driven by a larger than expected number of large losses reported.
For the Reinsurance & Monoline Excess segment, the favorable development during the nine months ended September 30, 2023 was driven mainly by favorable development in excess workers’ compensation, partially offset by adverse development in property (discussed above) and non-proportional reinsurance assumed liability lines of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to our expectations, and to favorable claim settlements. The favorable development was spread across many prior accident years. The adverse development on reinsurance assumed liability was associated primarily with our U.S. assumed reinsurance business, and related to accounts reinsuring excess and umbrella business and construction projects. The adverse development was concentrated mainly in accident years 2017 through 2020.
During the nine months ended September 30, 2022, adverse prior year development (net of additional and return premiums) of $37 million included $33 million for the Insurance segment and $4 million for the Reinsurance & Monoline Excess segment.
The adverse development for the Insurance segment primarily related to COVID-19 losses at two businesses. These businesses wrote policies providing coverage for event cancellation and film production delay which were heavily impacted by losses directly caused by the COVID-19 pandemic. Most of this COVID-19-related adverse development emerged during the third quarter as a result of settlements of claims at values higher than our expectations.
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

(17) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$19,035,305	$19,037,149	$17,587,349	$17,591,626
Equity securities	1,182,061	1,182,061	1,185,894	1,185,894
Arbitrage trading account	825,049	825,049	944,230	944,230
Loans receivable	177,750	174,300	193,002	187,981
Cash and cash equivalents	1,646,074	1,646,074	1,449,346	1,449,346
Trading account receivables from brokers and clearing organizations	401,982	401,982	233,863	233,863
Due from broker	—	—	3,609	3,609
Liabilities:
Due to broker	5,118	5,118	—	—
Trading account securities sold but not yet purchased	7,538	7,538	—	—
Senior notes and other debt	1,828,046	1,321,014	1,828,823	1,439,188
Subordinated debentures	1,008,910	786,798	1,008,371	805,600
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

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2023	2022	2023	2022
Written premiums:
Direct	$3,037,932	$2,775,236	$8,762,249	$8,075,311
Assumed	315,273	306,702	977,047	918,864
Ceded	(504,746)	(504,664)	(1,504,497)	(1,418,012)
Total net premiums written	$2,848,459	$2,577,274	$8,234,799	$7,576,163

Earned premiums:
Direct	$2,825,176	$2,617,680	$8,217,888	$7,533,856
Assumed	316,134	318,962	913,795	903,882
Ceded	(499,396)	(494,681)	(1,445,610)	(1,389,533)
Total net premiums earned	$2,641,914	$2,441,961	$7,686,073	$7,048,205

Ceded losses and loss expenses incurred	$320,995	$347,439	$970,267	$905,667
Ceded commissions earned	$118,207	$121,721	$354,148	$356,157
    The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the nine months ended September 30, 2023 and 2022:

(In thousands)	2023	2022
Allowance for expected credit losses, beginning of period	$30,660	$25,218
Change in expected credit losses	2,942	5,360
Allowance for expected credit losses, end of period	$33,602	$30,578

The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended September 30, 2023 and 2022:

(In thousands)	2023	2022
Allowance for expected credit losses, beginning of period	$32,770	$30,557
Change in expected credit losses	832	21
Allowance for expected credit losses, end of period	$33,602	$30,578
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses.
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the nine months ended September 30, 2023 and 2022:

(In thousands)	2023	2022
Allowance for expected credit losses, beginning of period	$8,064	$7,713
Change in expected credit losses	1,379	286
Allowance for expected credit losses, end of period	$9,443	$7,999
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended September 30, 2023 and 2022:

(In thousands)	2023	2022
Allowance for expected credit losses, beginning of period	$9,365	$7,744
Change in expected credit losses	78	255
Allowance for expected credit losses, end of period	$9,443	$7,999

(19) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $36 million and $34 million for the nine months ended September 30, 2023 and 2022, respectively. A summary of RSUs issued in the nine months ended September 30, 2023 and 2022 follows:

($ in thousands)	Units	Fair Value
2023	1,092,130	$68,936
2022	1,023,871	$67,345

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
The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2023	2022	2023	2022
Leases:
Lease cost	$10,122	$11,299	$30,448	$33,649
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$11,403	$11,082	$33,247	$33,128
Right-of-use assets obtained in exchange for new lease liabilities	$6,543	$1,527	$14,489	$21,729

	As of September 30,
($ in thousands)	2023	2022
Right-of-use assets	$155,662	$163,940
Lease liabilities	$188,141	$199,889
Weighted-average remaining lease term	6.9 years	7.1 years
Weighted-average discount rate	4.55%	4.50%
Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	September 30, 2023
Contractual Maturities:
2023	$12,171
2024	44,531
2025	36,167
2026	28,933
2027	19,144
Thereafter	74,394
Total undiscounted future minimum lease payments	215,340
Less: Discount impact	27,199
Total lease liability	$188,141

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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended September 30, 2023
Insurance	$2,319,435	$206,792	$9,143	$2,535,370	$415,279	$329,519
Reinsurance & Monoline Excess	322,479	56,259	—	378,738	106,072	83,314
Corporate, other and eliminations (3)	—	7,893	151,063	158,956	(58,976)	(46,226)
Net investment losses	—	—	(42,426)	(42,426)	(42,426)	(33,021)
Total	$2,641,914	$270,944	$117,780	$3,030,638	$419,949	$333,586
Three months ended September 30, 2022
Insurance	$2,129,014	$134,519	$8,341	$2,271,874	$322,312	$258,521
Reinsurance & Monoline Excess	312,947	55,234	—	368,181	59,561	46,875
Corporate, other and eliminations (3)	—	13,063	138,692	151,755	(28,198)	(23,563)
Net investment losses	—	—	(67,410)	(67,410)	(67,410)	(52,954)
Total	$2,441,961	$202,816	$79,623	$2,724,400	$286,265	$228,879
Nine months ended September 30, 2023
Insurance	$6,747,704	$560,182	$27,570	$7,335,456	$1,153,742	$903,575
Reinsurance & Monoline Excess	938,369	148,525	—	1,086,894	313,290	248,279
Corporate, other and eliminations (3)	—	30,787	429,180	459,967	(253,066)	(199,040)
Net investment gains	—	—	39,239	39,239	39,239	31,206
Total	$7,686,073	$739,494	$495,989	$8,921,556	$1,253,205	$984,020
Nine months ended September 30, 2022
Insurance	$6,162,005	$386,297	$25,354	$6,573,656	$1,052,185	$850,207
Reinsurance & Monoline Excess	886,200	139,768	—	1,025,968	209,366	167,329
Corporate, other and eliminations (3)	—	21,837	403,937	425,774	(147,590)	(119,530)
Net investment gains	—	—	127,299	127,299	127,299	100,833
Total	$7,048,205	$547,902	$556,590	$8,152,697	$1,241,260	$998,839
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.

(2) Revenues for Insurance from foreign operations for the three months ended September 30, 2023 and 2022 were $298 million and $252 million, respectively, and for the nine months ended September 30, 2023 and 2022 were $852 million and $750 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign operations for the three months ended September 30, 2023 and 2022 were $124 million and $117 million, respectively, and for the nine months ended September 30, 2023 and 2022 were $333 million and $307 million, respectively.
(3) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Identifiable Assets

(In thousands)	September 30, 2023	December 31, 2022
Insurance	$28,862,050	$27,012,479
Reinsurance & Monoline Excess	5,194,783	5,195,752
Corporate, other and eliminations	2,054,515	1,606,872
Consolidated	$36,111,348	$33,815,103

    Net premiums earned by major line of business are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2023	2022	2023	2022
Insurance:
Other liability	$918,054	$824,595	$2,668,831	$2,363,349
Short-tail lines (1)	490,598	407,211	1,383,654	1,184,191
Commercial automobile	335,572	307,754	965,416	891,729
Workers' compensation	300,694	307,323	905,405	892,390
Professional liability	274,517	282,131	824,398	830,346
Total Insurance	2,319,435	2,129,014	6,747,704	6,162,005

Reinsurance & Monoline Excess:
Casualty reinsurance	192,071	193,726	574,660	568,507
Monoline excess (2)	60,363	54,675	177,853	161,181
Property reinsurance	70,045	64,546	185,856	156,512
Total Reinsurance & Monoline Excess	322,479	312,947	938,369	886,200

Total	$2,641,914	$2,441,961	$7,686,073	$7,048,205
______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
(2) Monoline excess includes operations that solely retain risk on an excess basis.

SAFE HARBOR STATEMENT

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2023 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts, including claims for cybersecurity-related risks; natural and man-made catastrophic losses, including as a result of terrorist activities; the ongoing effects of the COVID-19 pandemic, or other epidemics and pandemics; the impact of climate change, which may alter the frequency and increase the severity of catastrophe events; general economic and market activities, including inflation, changing interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; foreign currency and political risks relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2019; the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; cyber security breaches of our information technology systems and the information technology systems of our vendors and other third parties, or related processes and systems; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
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
    The Company also invests in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate-related assets. The Company's investments in investment funds and its other alternative investments have experienced, and the Company expects to continue to experience, greater fluctuations in investment income. The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
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
    Our net reserves for losses and loss expenses of approximately $15.3 billion as of September 30, 2023 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $3.1 billion, or 20%, of the Company’s net loss reserves as of September 30, 2023 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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
    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	September 30, 2023	December 31, 2022
Insurance	$12,205,280	$11,233,924
Reinsurance & Monoline Excess	3,080,644	3,014,955
Net reserves for losses and loss expenses	15,285,924	14,248,879
Ceded reserves for losses and loss expenses	2,987,386	2,762,344
Gross reserves for losses and loss expenses	$18,273,310	$17,011,223

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
September 30, 2023
Other liability	$1,862,458	$4,371,078	$6,233,536
Workers’ compensation (1)	1,020,327	819,013	1,839,340
Professional liability	526,656	1,397,442	1,924,098
Commercial automobile	694,854	681,336	1,376,190
Short-tail lines (2)	388,558	443,558	832,116
Total Insurance	4,492,853	7,712,427	12,205,280
Reinsurance & Monoline Excess (1) (3)	1,549,878	1,530,766	3,080,644
Total	$6,042,731	$9,243,193	$15,285,924

December 31, 2022
Other liability	$1,808,700	$3,826,444	$5,635,144
Workers’ compensation (1)	1,023,961	899,215	1,923,176
Professional liability	501,572	1,243,604	1,745,176
Commercial automobile	629,149	528,398	1,157,547
Short-tail lines (2)	403,974	368,907	772,881
Total Insurance	4,367,356	6,866,568	11,233,924
Reinsurance & Monoline Excess (1) (3)	1,551,687	1,463,268	3,014,955
Total	$5,919,043	$8,329,836	$14,248,879
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $390 million and $416 million as of September 30, 2023 and December 31, 2022, respectively.
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

    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the nine months ended September 30, 2023 and 2022 are as follows:

(In thousands)	2023	2022
Increase in prior year loss reserves	$(27,186)	$(54,632)
Increase in prior year earned premiums	7,291	17,953
Net unfavorable prior year development	$(19,895)	$(36,679)
The COVID-19 global pandemic impacted, and may further impact, the Company’s loss costs. Accordingly, the ultimate net impact of COVID-19 on the Company’s reserves remains uncertain. As of September 30, 2023, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $354 million, of which $299 million relates to the Insurance segment and $55 million relates to the Reinsurance & Monoline Excess segment. Such $354 million of COVID-19-related losses are considered reported losses. For the nine months ended September 30, 2023, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $670 thousand, all of which relates to the Insurance segment.
During the nine months ended September 30, 2023, adverse prior year development (net of additional and return premiums) of $20 million included $26 million of adverse development for the Insurance segment, partially offset by $6 million of favorable development for the Reinsurance & Monoline Excess segment.
Such adverse development during the nine months ended September 30, 2023 was concentrated in the first quarter, with $24 million of adverse development (net of additional and return premiums) in the first quarter, partially offset by favorable development of $4 million in the second and third quarters. This overall adverse development during the first quarter in both business segments was due to property catastrophe losses related to 2022 events which were still being adjusted and settled. In particular, losses related to U.S. winter storms which occurred during the month of December were a significant driver of the development, as information gathering and evaluation of many of these losses was still ongoing into the new year.
For the Insurance segment, in addition to the property prior year adverse development discussed above, the adverse development during the nine months ended September 30, 2023 included adverse prior year development on casualty lines for the 2016 through 2019 accident years, which was largely offset by favorable prior year development on casualty lines for the 2020 through 2022 accident years. The adverse development on the 2016 through 2019 accident years was concentrated in the general liability line of business, and to a lesser degree professional liability, including medical professional, and commercial auto liability. The development, which particularly impacted business attaching excess of primary policy limits, was driven by a larger than expected number of large losses reported. The Company believes social inflation is contributing to an increase in the frequency of large losses for these accident years. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The favorable prior year development on casualty lines for the 2020 through 2022 accident years in the Insurance segment was concentrated in the professional liability, workers’ compensation, and general liability lines of business. Due to uncertainty regarding incurred loss frequency and severity in light of ongoing social inflation and the impacts of the COVID-19 pandemic, the Company set its initial loss ratios for the 2020 through 2022 accident years prudently, and largely maintained these estimates through the end of each respective accident year. The reported loss experience to date for these lines of business for the 2020 through 2022 accident years has been significantly better than was expected, and the Company has begun to react to this favorable emergence as the accident years mature beyond the age of 12 months. However, commercial auto liability experienced adverse prior year development for the 2020 through 2022 accident years, partially offsetting the favorable development discussed above, which was driven by a larger than expected number of large losses reported.
For the Reinsurance & Monoline Excess segment, the favorable development during the nine months ended September 30, 2023 was driven mainly by favorable development in excess workers’ compensation, partially offset by adverse development in property (discussed above) and non-proportional reinsurance assumed liability lines of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to our expectations, and to favorable claim settlements. The favorable development was spread across many prior accident years. The adverse development on reinsurance assumed liability was associated primarily with our U.S. assumed reinsurance business, and related to accounts reinsuring excess and umbrella business and construction projects. The adverse development was concentrated mainly in accident years 2017 through 2020.
During the nine months ended September 30, 2022, adverse prior year development (net of additional and return premiums) of $37 million included $33 million for the Insurance segment and $4 million for the Reinsurance & Monoline Excess segment.

The adverse development for the Insurance segment primarily related to COVID-19 losses at two businesses. These businesses wrote policies providing coverage for event cancellation and film production delay which were heavily impacted by losses directly caused by the COVID-19 pandemic. Most of this COVID-19-related adverse development emerged during the third quarter as a result of settlements of claims at values higher than our expectations.
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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,356 million and $1,464 million at September 30, 2023 and December 31, 2022, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $390 million and $416 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.4%.
    Substantially all of the workers’ compensation discount (97% of total discounted reserves at September 30, 2023) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at September 30, 2023), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $58 million at September 30, 2023 and $60 million at December 31, 2022. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2023 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	44	$88,668	$91,468
Corporate	26	35,644	3,523
State and municipal	5	22,866	6,374
Mortgage-backed	15	4,328	214
Asset-backed	5	244	107
Total	95	$151,750	$101,686
    As of September 30, 2023, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $46 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $4 million and $2 million as of September 30, 2023 and December 31, 2022, respectively.

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
    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of September 30, 2023:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$18,502,851	97.5%
Syndicate manager	75,978	0.4
Directly by the Company based on:
Observable data	403,648	2.1
Total	$18,982,477	100.0%
    Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2023, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Nine Months Ended September 30, 2023 and 2022
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2023 and 2022. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2023	2022
Insurance:
Gross premiums written	$8,659,128	$7,976,288
Net premiums written	7,246,773	6,637,024
Net premiums earned	6,747,704	6,162,005
Loss ratio	62.8%	61.3%
Expense ratio	28.4%	27.9%
GAAP combined ratio	91.2%	89.2%
Reinsurance & Monoline Excess:
Gross premiums written	$1,080,168	$1,017,887
Net premiums written	988,026	939,139
Net premiums earned	938,369	886,200
Loss ratio	53.7%	63.7%
Expense ratio	28.7%	28.4%
GAAP combined ratio	82.4%	92.1%
Consolidated:
Gross premiums written	$9,739,296	$8,994,175
Net premiums written	8,234,799	7,576,163
Net premiums earned	7,686,073	7,048,205
Loss ratio	61.7%	61.6%
Expense ratio	28.4%	28.0%
GAAP combined ratio	90.1%	89.6%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the nine months ended September 30, 2023 and 2022:

(In thousands, except per share data)	2023	2022
Net income to common stockholders	$984,020	$998,839
Weighted average diluted shares	274,146	279,644
Net income per diluted share	$3.59	$3.57
    The Company reported net income to common stockholders of $984 million in 2023 compared to $999 million in 2022. The $15 million reduction in net income was primarily due to an after-tax reduction in net investment gains of $69 million mainly due to the gain on sale of a real estate investment in 2022, an after-tax decrease in foreign currency gains of $66 million mainly due to lower strengthening of the U.S. dollar against other currencies in 2023, an increase of $27 million in tax expense due to a change in the effective tax rate, an after-tax increase in corporate expenses of $23 million primarily due to increased compensation-related costs and an after-tax decrease in profits from non-insurance businesses of $5 million, partially offset by an after-tax increase in net investment income of $151 million primarily due to rising interest rates and a larger investment portfolio of fixed maturity securities, an after-tax increase in underwriting income of $19 million, an after-tax reduction in minority interest of $3 million and an after-tax reduction in interest expense of $2 million due to debt repayments in 2022. The number of weighted average diluted shares decreased by 5.5 million for 2023 compared to 2022, mainly reflecting shares repurchased in 2023.
    Premiums. Gross premiums written were $9,739 million in 2023, an increase of 8% from $8,994 million in 2022. The increase was due to a $683 million increase in the Insurance segment and a $62 million increase in the Reinsurance & Monoline

Excess segment. Approximately 80% of premiums expiring in 2023 were renewed, and 82% of premiums expiring in 2022 were renewed.
    Average renewal premium rates for insurance and facultative reinsurance increased 7.2% in 2023 when adjusted for changes in exposures, and increased 8.3% excluding workers' compensation.
    A summary of gross premiums written in 2023 compared with 2022 by line of business within each business segment follows:
•Insurance - gross premiums increased 9% to $8,659 million in 2023 from $7,976 million in 2022. Gross premiums increased $360 million (12%) for other liability, $325 million (18%) for short-tail lines, $101 million (10%) for commercial automobile and $1 million (less than 1%) for workers' compensation, partially offset by a reduction of $104 million (8%) for professional liability.
•Reinsurance & Monoline Excess - gross premiums increased 6% to $1,080 million in 2023 from $1,018 million in 2022. Gross premiums increased $54 million (28%) for property reinsurance and $22 million (10%) for monoline excess, partially offset by a reduction of $14 million (2%) for casualty reinsurance.
    Net premiums written were $8,235 million in 2023, an increase of 9% from $7,576 million in 2022. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2023 and 16% in 2022.
    Premiums earned increased 9% to $7,686 million in 2023 from $7,048 million in 2022. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2023 are related to business written during both 2023 and 2022. Audit premiums were $271 million in 2023 compared with $219 million in 2022 due to an increase in exposures.
    Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2023 and 2022:

	Amount		Average Annualized Yield
($ in thousands)	2023	2022	2023	2022
Fixed maturity securities, including cash and cash equivalents and loans receivable	$653,200	$371,724	4.2%	2.6%
Arbitrage trading account	53,168	24,008	5.9	2.8
Equity securities	41,714	38,303	5.0	4.9
Investment funds	5,444	121,919	0.5	10.1
Real estate	(7,821)	(1,702)	(0.8)	(0.2)
Gross investment income	745,705	554,252	3.8	3.1
Investment expenses	(6,211)	(6,350)	—	—
Total	$739,494	$547,902	3.8%	3.0%
    Net investment income increased 35% to $739 million in 2023 from $548 million in 2022 due primarily to an $282 million increase in income from fixed maturity securities mainly driven by rising interest rates and a larger investment portfolio, a $29 million increase from the arbitrage trading account (including investment income from trading account receivables from brokers and clearing organizations) and a $3 million increase from equity securities, partially offset by a $117 million decrease in income from investment funds primarily due to financial services and real estate funds and a $6 million decrease in real estate. The Company maintained the shortened duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. We expect investment income to increase as we reinvest our fixed maturity portfolio at the current higher rates. Average invested assets, at cost (including cash and cash equivalents), were $26.1 billion in 2023 up 8.1% from $24.2 billion in 2022.
    Insurance Service Fees. The Company earns fees from an insurance distribution business (part of which was sold in June 2023), a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $81 million in 2023 and $82 million in 2022.
    Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $50 million in 2023 compared with $140 million in 2022. The gains of $50 million in 2023 reflected net realized gains on investments of $5 million (primarily a pre-tax net realized gain of $88 million on the sale of the property and casualty insurance services division of Breckenridge IS, Inc., partially offset by the impairment of $72 million recognized on the real estate investments) and an increase in unrealized gains on equity securities of $45 million. The gains of $140 million in 2022 reflected net realized gains on investments of $228 million (primarily a $251 million net gain from the sale of a real estate investment in London after transaction expenses and the foreign currency impact, including the reversal of the currency translation adjustment) partially offset by an increase in unrealized losses on equity securities of $89 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments increased by $11 million ($9 million after-tax) and $12 million ($10 million after-tax) in 2023 and 2022, respectively, which are both reflected in net investment gains (losses), primarily due to change in estimate.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $375 million in 2023 and $345 million in 2022. The increase mainly relates to aviation-related business and the commercial and residential textile business, which we acquired in 2022, partially offset by the decrease of promotional merchandise and existing textile business.
    Losses and Loss Expenses. Losses and loss expenses increased to $4,745 million in 2023 from $4,340 million in 2022. The consolidated loss ratio was 61.7% in 2023 and 61.6% in 2022. Catastrophe losses, net of reinsurance recoveries, were $163 million (including current accident year losses of approximately $670 thousand related to COVID-19) in 2023 and $181 million (including losses of approximately $4 million related to COVID-19) in 2022. Adverse prior year reserve development (net of premium offsets) was $20 million in 2023 and $37 million in 2022. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.9 points to 59.4% in 2023 from 58.5% in 2022.
    A summary of loss ratios in 2023 compared with 2022 by business segment follows:
•Insurance - The loss ratio was 62.8% in 2023 and 61.3% in 2022. Catastrophe losses were $139 million in 2023 compared with $102 million in 2022. Adverse prior year reserve development was $26 million in 2023, principally from property catastrophe losses, and $33 million in 2022. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.3 points to 60.4% in 2023 from 59.1% in 2022.
•Reinsurance & Monoline Excess - The loss ratio was 53.7% in 2023 and 63.7% in 2022. Catastrophe losses were $24 million in 2023 compared with $79 million in 2022. Favorable prior year reserve development was $6 million in 2023, and adverse prior year reserve development was $4 million in 2022. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.4 points to 51.9% in 2023 from 54.3% in 2022.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the nine months ended September 30, 2023 and 2022:

($ in thousands)	2023	2022
Policy acquisition and insurance operating expenses	$2,183,517	$1,974,676
Insurance service expenses	70,336	71,348
Net foreign currency gains	(1,777)	(85,060)
Other costs and expenses	205,849	178,292
Total	$2,457,925	$2,139,256
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 11% and net premiums earned increased 9% from 2022. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) increased by 0.4 points to 28.4% in 2023 from 28.0% in 2022 mainly due to lower ceding commissions, increased compensation costs and new start-up operating unit expenses.

    Service expenses, which represent the costs associated with the fee-based businesses, were $70 million in 2023 and $71 million in 2022.
    Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $2 million in 2023 compared to $85 million in 2022, primarily due to lower strengthening of the U.S. dollar against other currencies in 2023.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $206 million in 2023 from $178 million in 2022, primarily due to the increase in compensation-related costs in 2023.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $370 million in 2023 compared to $334 million in 2022. The increase mainly relates to the aviation-related business and the residential and commercial textile business, which we acquired in 2022, partially offset by the decrease of promotional merchandise and existing textile business.
Interest Expense. Interest expense was $96 million in 2023 and $98 million in 2022. In the first quarter of 2022, the Company repaid at maturity its $77 million aggregate principal amount of 8.7% senior notes in January and its $350 million aggregate principal amount of 4.625% senior notes in March.
Income Taxes. The effective income tax rate was 21.4% and 19.2% for the nine months ended September 30, 2023 and 2022, respectively. The higher effective income tax rate for the nine months ended September 30, 2023, as compared to the earlier period, was primarily due to a net reduction to the Company’s valuation allowance against foreign tax credits and foreign net operating losses in the earlier period.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $217 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will be immaterial.

Results of Operations for the Three Months Ended September 30, 2023 and 2022
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2023 and 2022. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2023	2022
Insurance:
Gross premiums written	$2,990,869	$2,719,824
Net premiums written	2,508,740	2,237,608
Net premiums earned	2,319,435	2,129,014
Loss ratio	62.6%	63.2%
Expense ratio	28.4%	28.0%
GAAP combined ratio	91.0%	91.2%
Reinsurance & Monoline Excess:
Gross premiums written	$362,336	$362,114
Net premiums written	339,719	339,666
Net premiums earned	322,479	312,947
Loss ratio	56.8%	70.2%
Expense ratio	27.8%	28.4%
GAAP combined ratio	84.6%	98.6%
Consolidated:
Gross premiums written	$3,353,205	$3,081,938
Net premiums written	2,848,459	2,577,274
Net premiums earned	2,641,914	2,441,961
Loss ratio	61.9%	64.1%
Expense ratio	28.3%	28.0%
GAAP combined ratio	90.2%	92.1%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended September 30, 2023 and 2022:

(In thousands, except per share data)	2023	2022
Net income to common stockholders	$333,586	$228,879
Weighted average diluted shares	271,439	279,642
Net income per diluted share	$1.23	$0.82
    The Company reported net income to common stockholders of $334 million in 2023 compared to $229 million in 2022. The $105 million increase in net income was primarily due to an after-tax increase in net investment income of $54 million primarily due to rising interest rates and a larger investment portfolio of fixed maturity securities, an after-tax increase in underwriting income of $53 million mainly due to the growth in premium rates, an after-tax decrease in net investment losses of $20 million mainly due to the change in market value on equity securities, and an after-tax reduction in minority interest of $2 million, partially offset by an after-tax decrease in foreign currency gains of $15 million mainly due to lower strengthening of the U.S. dollar against other currencies in 2023, an after-tax increase in corporate expenses of $5 million due to increased compensation-related costs, an increase of $3 million in tax expense due to a change in the effective tax rate and an after-tax decrease in profits from insurance service income of $1 million. The number of weighted average diluted shares decreased by 8.2 million for 2023 compared to 2022, mainly reflecting shares repurchased in 2023.
    Premiums. Gross premiums written were $3,353 million in 2023, an increase of 9% from $3,082 million in 2022. The increase was due to a $271 million increase in the Insurance segment and a $222 thousand increase in the Reinsurance & Monoline Excess segment. Approximately 80.5% of premiums expiring in 2023 were renewed, and 81% of premiums expiring in 2022 were renewed.

    Average renewal premium rates for insurance and facultative reinsurance increased 7.2% in 2023 when adjusted for changes in exposures, and increased 8.5% excluding workers' compensation.
    A summary of gross premiums written in 2023 compared with 2022 by line of business within each business segment follows:
•Insurance - gross premiums increased 10% to $2,991 million in 2023 from $2,720 million in 2022. Gross premiums increased $135 million (13%) for other liability, $122 million (20%) for short-tail lines, and $58 million (16%) for commercial automobile, and decreased $40 million (9%) for professional liability and $4 million (1%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums remained flat in 2023 with 2022 at $362 million. Gross premiums increased $9 million (11%) for property reinsurance and $9 million (12%) for monoline excess, and decreased $18 million (9%) for casualty reinsurance.
    Net premiums written were $2,848 million in 2023, an increase of 11% from $2,577 million in 2022. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2023 and 16% in 2022.
    Premiums earned increased 8% to $2,642 million in 2023 from $2,442 million in 2022. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2023 are related to business written during both 2023 and 2022. Audit premiums were $88 million in 2023 compared with $77 million in 2022 due to an increase in exposures.
    Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2023 and 2022:

	Amount		Average Annualized Yield
($ in thousands)	2023	2022	2023	2022
Fixed maturity securities, including cash and cash equivalents and loans receivable	$239,727	$146,051	4.5%	3.0%
Arbitrage trading account	17,876	10,694	5.9	3.7
Equity securities	12,714	14,650	4.7	5.1
Investment funds	4,450	36,045	1.1	8.5
Real estate	(1,986)	(2,297)	(0.6)	(0.7)
Gross investment income	272,781	205,143	4.1	3.3
Investment expenses	(1,837)	(2,327)	—	—
Total	$270,944	$202,816	4.1%	3.3%
    Net investment income increased 34% to $271 million in 2023 from $203 million in 2022 due primarily to a $94 million increase in income from fixed maturity securities mainly driven by rising interest rates and a larger investment portfolio, a $7 million increase from arbitrage trading account (including investment income from trading account receivables from brokers and clearing organizations) and a $1 million reduction from investment expenses, partially offset by a $32 million decrease in income from investment funds primarily due to real estate funds and transportation funds and a $2 million decrease from equity securities. The Company maintained the short duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. We expect investment income to increase as we reinvest our fixed maturity portfolio at the current higher rates. Average invested assets, at cost (including cash and cash equivalents), were $26.7 billion in 2023 and $24.6 billion in 2022.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $23 million in 2023 and $28 million in 2022. The decrease in service fees resulted from the sale of the property and casualty insurance services division of Breckenridge IS, Inc.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized losses on investments were $41 million in 2023 and $66 million in 2022. The losses of $41 million in

2023 reflected net realized losses on investments of $22 million (primarily due to an impairment of $21 million recognized on a real estate investment) and an increase in unrealized losses on equity securities of $19 million. The losses of $66 million in 2022 reflected net realized losses on investments of $16 million (primarily due to foreign exchange losses on investments) and an increase in unrealized losses on equity securities of $50 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments increased by $2 million ($1 million after-tax) and $1 million ($0.9 million after-tax) in 2023 and 2022, respectively, which are reflected in net investment gains (losses), primarily due to change in estimate.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses increased to $137 million in 2023 from $119 million in 2022 mainly due to the aviation-related businesses.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,636 million in 2023 from $1,565 million in 2022. The consolidated loss ratio was 61.9% in 2023 and 64.1% in 2022. Catastrophe losses, net of reinsurance recoveries, were $62 million (including current accident year losses of approximately $411 thousand related to COVID-19) in 2023 and $94 million (including losses of approximately $1 million related to COVID-19) in 2022. Favorable prior year reserve development (net of premium offsets) was $1 million in 2023 and adverse prior year reserve development was $39 million in 2022. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.0 point to 59.6% in 2023 from 58.6% in 2022.
    A summary of loss ratios in 2023 compared with 2022 by business segment follows:
•Insurance - The loss ratio was 62.6% in 2023 and 63.2% in 2022. Catastrophe losses were $46 million in 2023 compared with $51 million in 2022. Adverse prior year reserve development was $1 million in 2023 and $35 million in 2022. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.5 points to 60.6% in 2023 from 59.1% in 2022.
•Reinsurance & Monoline Excess - The loss ratio was 56.8% in 2023 and 70.2% in 2022. Catastrophe losses were $16 million in 2023 compared with $43 million in 2022. Favorable prior year reserve development was $2 million in 2023 and adverse prior year reserve development was $4 million in 2022. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.7 points to 52.6% in 2023 from 55.3% in 2022.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended September 30, 2023 and 2022:

($ in thousands)	2023	2022
Policy acquisition and insurance operating expenses	$747,007	$685,325
Insurance service expenses	21,225	24,991
Net foreign currency gains	(22,498)	(41,065)
Other costs and expenses	62,935	56,286
Total	$808,669	$725,537
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 9% and net premiums earned increased 8% from 2022. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) increased by 0.3% to 28.3% in 2023 from 28.0% in 2022 mainly due to lower ceding commissions, increased compensation costs and new start-up operating unit expenses.
    Service expenses, which represent the costs associated with the fee-based businesses, were $21 million in 2023, down from $25 million in 2022, as a result of the sale of the property and casualty insurance services division of Breckenridge IS, Inc.
    Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $22 million in 2023 compared to $41 million in 2022, primarily due to lower strengthening of the U.S. dollar against other currencies in 2023.

Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $63 million in 2023 from $56 million in 2022, primarily due to the increase in compensation-related costs in 2023.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses increased to $134 million in 2023 from $116 million in 2022 mainly due to the aviation-related businesses.
Interest Expense. Interest expense was $32 million in both 2023 and 2022.
Income Taxes. The effective income tax rate was 20.6% and 19.5% for the three months ended September 30, 2023 and 2022, respectively. The effective income tax rate increased for the three months ended September 30, 2023, primarily due to a lower tax benefit related to equity-based compensation, as well as higher foreign and state income taxes.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $217 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.4 years at both September 30, 2023 and December 31, 2022. The Company’s fixed maturity investment portfolio and investment-related assets as of September 30, 2023 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$1,467,199	5.6%
State and municipal:
Special revenue	1,646,921	6.3
State general obligation	405,969	1.6
Local general obligation	385,340	1.5
Corporate backed	179,973	0.7
Pre-refunded (1)	102,594	0.3
Total state and municipal	2,720,797	10.4
Mortgage-backed:
Agency	1,250,357	4.8
Commercial	629,512	2.4
Residential-Prime	196,519	0.8
Residential-Alt A	2,937	—
Total mortgage-backed	2,079,325	8.0
Asset-backed	4,087,458	15.6
Corporate:
Industrial	3,344,567	12.8
Financial	2,679,247	10.3
Utilities	643,277	2.5
Other	581,723	2.2
Total corporate	7,248,814	27.8
Foreign government and foreign government agencies	1,431,712	5.5
Total fixed maturity securities	19,035,305	72.9
Equity securities:
Common stocks	961,433	3.7
Preferred stocks	220,628	0.8
Total equity securities	1,182,061	4.5
Cash and cash equivalents (2)	2,035,399	7.8
Investment funds	1,600,495	6.1
Real estate	1,270,545	4.9
Arbitrage trading account	825,049	3.1
Loans receivable	177,750	0.7
Total investments	$26,126,604	100.0%
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
Investment Funds. At September 30, 2023, the carrying value of investment funds was $1.6 billion, including investments in financial services funds of $430 million, other funds of $403 million (which includes a deferred compensation trust asset of $31 million), transportation funds of $336 million, real estate funds of $191 million, infrastructure funds of $125 million and energy funds of $115 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At September 30, 2023, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing. The Company recognized impairments on real estate of $21 million and $72 million in the three months and nine months ended September 30, 2023, respectively. During the first quarter of 2022, the Company sold an office building in London.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost (net of allowance for expected credit losses), had an amortized cost of $178 million and an aggregate fair value of $174 million at September 30, 2023. The amortized cost of loans receivable is net of an allowance for expected credit losses of $4 million as of September 30, 2023. Loans receivable include real estate loans of $160 million that are secured by commercial and residential real estate located primarily in London and New York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2026. Loans receivable include commercial loans of $18 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.4 years at both September 30, 2023 and December 31, 2022.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities increased to $2,231 million in the nine months ended September 30, 2023 from $1,773 million in the nine months ended September 30, 2022, primarily due to increased premium receipts, partially offset by an increase in loss and loss expense payments.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 80% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2023. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At September 30, 2023, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,837 million and a face amount of $2,865 million. In the first quarter of 2022, the Company repaid at maturity its $77 million aggregate principal amount of 8.7% senior notes in January and its $350 million aggregate principal amount of 4.625% senior notes in March. The maturities of the outstanding debt are $7 million in 2024, $3 million in 2025, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of September 30, 2023, there were no borrowings outstanding under the facility.
    Equity. At September 30, 2023, total common stockholders’ equity was $6.9 billion, common shares outstanding were 258,043,531 and stockholders’ equity per outstanding share was $26.80. During the nine months ended September 30, 2023, the Company repurchased 7,146,975 shares of its common stock for $430.5 million. In the third quarter of 2023, the board of directors of the Company declared a regular quarterly cash dividend of $0.11 per share and a special cash dividend of $0.50 per share. In the second quarter of 2023, the board of directors of the Company declared a regular quarterly cash dividend of $0.11 per share. In the first quarter of 2023, the board of directors of the Company declared a regular quarterly cash dividend of $0.10 per share and a special cash dividend of $0.50 per share. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $9.8 billion at September 30, 2023. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 29% at September 30, 2023 and 30% at December 31, 2022.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Set forth below is a summary of the shares repurchased by the Company during the three months ended September 30, 2023, and the number of shares remaining authorized for purchase by the Company:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2023	—	$—	—	14,850,000
August 2023	48,016	$60.75	48,016	14,801,984
September 2023	—	$—	—	14,801,984

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

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

W. R. BERKLEY CORPORATION
Date:	November 3, 2023	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	November 3, 2023	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer