Form 10-K
period 2023-12-31
BERKLEY W R CORP
filed 2024-02-23
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $12,125,876,386.
Number of shares of common stock, $.20 par value, outstanding as of February 15, 2024: 256,548,669
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated herein by reference in Part III.

			Page
SAFE HARBOR STATEMENT
	PART I
ITEM	1.	BUSINESS	7
ITEM	1A.	RISK FACTORS	27
ITEM	1B.	UNRESOLVED STAFF COMMENTS	39
ITEM	1C.	CYBERSECURITY	39
ITEM	2.	PROPERTIES	40
ITEM	3.	LEGAL PROCEEDINGS	40
ITEM	4.	MINE SAFETY DISCLOSURES	40

	PART II
ITEM	5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	41
ITEM	6.	RESERVED
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	62
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	63
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	113
ITEM	9A.	CONTROLS AND PROCEDURES	113
ITEM	9B.	OTHER INFORMATION	115
ITEM	9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS	115

	PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	116
ITEM	11.	EXECUTIVE COMPENSATION	116
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	116
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	116
ITEM	14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	116

	PART IV
ITEM	15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	117
ITEM	16.	FORM 10-K SUMMARY	121
EX-10.12		FORM OF 2023 PERFORMANCE-BASED RESTRICTED STOCK UNIT AGREEMENT UNDER THE W. R. BERKLEY CORPORATION 2018 STOCK INCENTIVE PLAN
EX-21		LIST OF COMPANIES AND SUBSIDIARIES
EX-23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-31.2		CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-32.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-97		W. R. BERKLEY CORPORATION CLAWBACK POLICY
EX-101		INSTANCE DOCUMENT
EX-101		SCHEMA DOCUMENT
EX-101		CALCULATION LINKBASE DOCUMENT
EX-101		LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report including statements related to our outlook for the industry and for our performance for the year 2024 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

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
•the ongoing effects of the COVID-19 pandemic or other potential pandemics;
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

We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2024 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

PART I
ITEM 1. BUSINESS
    W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates worldwide in two segments of the property casualty insurance business:

•Insurance - Our Insurance businesses underwrite predominantly commercial insurance business, including excess and surplus lines, admitted lines and specialty personal lines throughout the United States, as well as insurance business in Asia, Australia, Canada, Continental Europe, Mexico, Scandinavia, South America and the United Kingdom.

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
    Our business approach is focused on meeting the needs of our customers, maintaining a high quality balance sheet, and allocating capital to our best opportunities. New businesses are started when opportunities are identified and when the right talent and expertise are found to lead a business. Of our 60 businesses, 53 have been organized and developed internally and seven have been added through acquisition.
    Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of our reporting segments for each of the past three years were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net premiums written:
Insurance	$9,657,121	$8,784,146	$7,743,814
Reinsurance & Monoline Excess	1,297,346	1,219,924	1,119,053
Total	$10,954,467	$10,004,070	$8,862,867

Percentage of net premiums written:
Insurance	88.2%	87.8%	87.4%
Reinsurance & Monoline Excess	11.8	12.2	12.6
Total	100.0%	100.0%	100.0%
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
Our twenty-three insurance company subsidiaries rated by Standard & Poor's (“S&P”) have financial strength ratings of A+ (the fifth highest rating out of twenty-seven possible ratings).
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
Insurance
Our Insurance businesses underwrite predominantly commercial and specialty personal lines insurance business primarily throughout the United States. Many units offer coverage globally, while others specialize in specific international markets. The Insurance businesses focus on the following general areas:
Excess & Surplus Lines: A number of our businesses are dedicated to the U.S. excess and surplus lines market. They serve a diverse group of customers that often have complex risk or unique exposures that typically fall outside the underwriting guidelines of the standard insurance market. Lines of business underwritten by our excess and surplus lines businesses include premises operations, auto, property, products liability, general liability and professional liability lines. Products are generally distributed through wholesale agents and brokers.
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
Berkley Aspire provides excess and surplus lines coverage on a national basis to small to medium-sized insureds with low to moderate insurance risk. Its product lines include general liability, excess liability and some property and inland marine coverage. It serves a limited distribution channel, including select Berkley business agents.
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
Berkley E&S Solutions provides general liability excess and surplus lines coverages for mid-market U.S. companies with generally hard-to-place, specialized risks that involve moderate to high degrees of hazard and require tailored terms, primarily utilizing self-insurance retentions. The distribution of products is highly limited to a small number of individually appointed wholesale brokers.
Berkley Enterprise Risk Solutions provides custom workers' compensation programs to large employers operating in a broad range of industries. Loss sensitive and/or guaranteed cost programs are offered to employers with exposure predominately in California.
Berkley Entertainment underwrites property casualty insurance products, both on an admitted and non-admitted basis, for clients in the entertainment industry and sports-related organizations.
Berkley Environmental underwrites casualty and specialty environmental products for environmental customers including contractors, consultants, property owners and facilities operators.
Berkley Financial Specialists serves the insurance needs of companies predominantly in the financial services sector. Its Berkley Crime division provides crime and fidelity related insurance products for commercial organizations, financial sector businesses and governmental entities on a primary and excess basis. Its Financial Services segment provides management liability and fidelity products to financial institutions, insurance companies and asset management firms.
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
Berkley Industrial Comp specializes in writing workers' compensation insurance for diverse high hazard industries in select states. Its products are distributed by a select group of independent retail agents and wholesale brokers.
Berkley Insurance Asia underwrites specialty commercial insurance coverages to clients in North Asia and Southeast Asia through offices in Hong Kong, Singapore, Labuan and Shanghai.

Berkley Insurance Australia underwrites general insurance business in Australia, including professional indemnity insurance for companies of all sizes.
Berkley Latinoamérica provides property, casualty, auto, surety, group life and workers' compensation products and services in its operating territories of Argentina, Brazil, the Caribbean, Colombia, Mexico and Uruguay.
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
Berkley One provides a customizable suite of personal lines insurance solutions including home, condo/co-op, auto, fine art and collectibles, liability, collector vehicle and recreational marine. Berkley One targets high net worth individuals and families with sophisticated risk management needs.
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
Berkley Program Specialists is a program management business offering both admitted and non-admitted insurance support on a nationwide basis for commercial casualty and property program administrators with specialized insurance expertise. Its book is built around blocks of homogeneous business and programs.
Berkley Public Entity specializes in providing excess coverage and services to individual governmental and scholastic entities and intergovernmental risk sharing groups. Products include general liability, auto liability, law enforcement liability, public officials and educator's legal liability, employment practices liability, incidental medical, property and crime.
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
Berkley Specialty Excess provides excess and surplus lines coverages for hard-to-place risks involved in moderate to high degrees of hazard. It focuses on highly specialized risk exposures within specific industry verticals such as the environmental and energy industries. Its predominate focus is on providing excess insurance; however, in some cases it provides highly specialized environmental primary products tailored to the individual risk. Products are distributed through a minimal number of insurance brokers and agents that specialize in these industry verticals.
Berkley Surety provides a full spectrum of surety bonds for construction, environmental and commercial surety accounts in the U.S. and Canada, through an independent agency and broker platform across 19 field locations.
Berkley Technology Underwriters provides technology error & omission (TE&O) and first party cyber coverage along with traditional package, umbrella and worker's compensation products. TE&O and cyber products provide industry specialization for both domestic and foreign technology, government contracting, telecommunications, digital media, manufacturing and private equity firms.
Carolina Casualty is a national provider of primary commercial insurance products and services to the transportation industry. It underwrites on an admitted basis in all 50 states and the District of Columbia. Its Berkley Prime Transportation business provides primary auto liability, auto physical damage and general liability to a broad array of trucking operations.
Continental Western Group is a Midwest regional property and casualty insurance operation providing underwriting and risk management services to a broad array of regional businesses in thirteen Midwest states. In addition to its generalist portfolio, Continental Western offers specialty underwriting solutions for diversified agriculture, construction, light manufacturing, transportation, volunteer fire departments, rural utilities and public entities.
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

Verus Specialty Insurance offers tailored casualty, professional liability, and garage coverages, specializing in the excess and surplus lines market. It primarily serves the construction, manufacturing, garage service and professional sectors through a selective wholesale broker network.
W R B Europe is comprised of specialist businesses offering a focused range of insurance products to markets in Continental Europe.
W / R / B Underwriting provides a broad range of insurance products to the Lloyd's marketplace, with a concentration in specialist classes of business including property, professional indemnity and financial lines.

    The following table sets forth the percentage of gross premiums written by each Insurance business:

	Year Ended December 31,
	2023		2022	2021
Acadia Insurance	5.3%		5.2%	5.5%
Admiral Insurance	7.0		6.2	5.9
Berkley Accident and Health	5.3		5.1	5.0
Berkley Agribusiness	0.8		0.8	0.8
Berkley Alliance Managers	2.3		2.7	2.8
Berkley Aspire	1.2		0.9	0.7
Berkley Asset Protection	0.9		1.0	0.8
Berkley Canada	1.0		1.2	1.2
Berkley Construction Solutions	0.6		0.4	—
Berkley Custom Insurance	2.9		3.1	3.2
Berkley Cyber Risk Solutions	0.8		0.9	0.8
Berkley E&S Solutions	0.1		—	—
Berkley Enterprise Risk Solutions	0.1		—	—
Berkley Entertainment	1.7		1.8	1.8
Berkley Environmental	6.6		5.6	5.2
Berkley Financial Specialists	0.6		0.6	0.6
Berkley Fire & Marine	0.9		0.7	0.8
Berkley Healthcare	1.5		1.8	1.8
Berkley Human Services	1.3		1.1	1.0
Berkley Industrial Comp	0.7		0.7	0.8
Berkley Insurance Asia	0.8		0.8	0.8
Berkley Insurance Australia	1.6		1.7	1.7
Berkley Latinoamérica	3.2		2.9	2.7
Berkley Life Sciences	0.5		0.5	0.5
Berkley Luxury Group	0.7		0.8	0.9
Berkley Management Protection	0.2		0.1	—
Berkley Mid-Atlantic Group	0.9		1.0	1.3
Berkley Net Underwriters	1.9		2.2	2.1
Berkley North Pacific	0.7		0.7	0.7
Berkley Offshore Underwriting Managers	1.5		1.4	1.5
Berkley Oil & Gas	3.0		3.5	3.0
Berkley One	2.6		1.8	1.2
Berkley Product Protection	0.3		0.3	0.4
Berkley Professional Liability	3.8		5.8	7.5
Berkley Program Specialists	0.9		1.7	2.0
Berkley Public Entity	0.7		0.6	0.6
Berkley Risk	0.3		0.3	0.2
Berkley Select	1.8		1.8	2.0
Berkley Small Business Solutions	0.2		—	—
Berkley Southeast	2.3		2.2	2.3
Berkley Specialty Excess	0.2		—	—
Berkley Surety	1.1		1.1	1.1
Berkley Technology Underwriters	0.6		0.6	0.6
Carolina Casualty	2.1		2.1	1.7
Continental Western Group	2.6		2.4	2.5
Gemini Transportation	3.0		3.1	3.0
Intrepid Direct	1.5		1.2	1.1
Key Risk	2.1		2.2	2.5
Nautilus Insurance Group	4.7		4.7	4.5
Preferred Employers Insurance	1.0		1.2	1.5
Union Standard	1.3		1.5	1.7
Vela Insurance Services	2.6		2.5	2.6
Verus Specialty Insurance	1.0		0.8	0.8
W R B Europe	1.1		1.0	1.1
W/R/B Underwriting	3.9		3.6	4.0
Other	1.7	2.1	2.1	1.2
Total	100.0%		100.0%	100.0%

    The following table sets forth percentages of gross premiums written, by line, by our Insurance operations:

	Year Ended December 31,
	2023	2022	2021
Other liability	38.4%	37.0%	35.6%
Short-tail lines (1)	25.1	23.2	22.2
Professional liability	13.0	15.5	17.3
Auto	12.7	12.6	12.5
Workers' compensation	10.8	11.7	12.4
Total	100.0%	100.0%	100.0%
___________________
(1)Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler    and machinery, high net worth homeowners and other lines.
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

The following table sets forth the percentages of gross premiums written by each Reinsurance & Monoline Excess business:

	Year Ended December 31,
	2023	2022	2021
Berkley Re America	33.7%	34.6%	31.2%
Berkley Re Asia Pacific	16.0	15.6	15.4
Berkley Re Solutions	10.2	12.5	13.8
Berkley Re UK	11.4	12.8	13.8
Lloyd's Syndicate 2791 Participation	9.4	6.1	6.8
Midwest Employers Casualty	19.3	18.4	19.0
Total	100.0%	100.0%	100.0%

The following table sets forth the percentages of gross premiums written, by line, by our Reinsurance & Monoline Excess operations:

	Year Ended December 31,
	2023	2022	2021
Casualty	56.4%	61.7%	61.8%
Property	24.4	19.9	19.2
Monoline Excess	19.2	18.4	19.0
Total	100.0%	100.0%	100.0%

Results by Segment
Summary financial information about our segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Insurance
Revenue	$9,961,152	$8,952,493	$7,578,592
Income before income taxes	1,640,438	1,455,658	1,219,798
Reinsurance & Monoline Excess
Revenue	1,481,991	1,386,639	1,203,647
Income before income taxes	438,765	316,527	270,563
Other (1)
Revenue	699,795	827,367	673,227
Loss before income taxes	(324,800)	(52,504)	(207,456)
Total
Revenue	$12,142,938	$11,166,499	$9,455,466
Income before income taxes	$1,754,403	$1,719,681	$1,282,905
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

	Year Ended December 31,
	2023	2022	2021
Insurance
Loss ratio	62.3%	61.3%	61.1%
Expense ratio	28.4	27.9	28.3
Combined ratio	90.7%	89.2%	89.4%
Reinsurance & Monoline Excess
Loss ratio	53.8%	61.3%	61.0%
Expense ratio	28.3	28.4	29.7
Combined ratio	82.1%	89.7%	90.7%
Total
Loss ratio	61.3%	61.3%	61.1%
Expense ratio	28.4	28.0	28.5
Combined ratio	89.7%	89.3%	89.6%

Investments
Investment results, before income taxes, were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Average investments, at cost (1)	$26,444,111	$24,438,112	$22,234,975
Net investment income (1)	$1,052,835	$779,185	$671,618
Percent earned on average investments (1)	3.9%	3.2%	3.0%
Net investment gains	$47,042	$202,397	$90,632
Change in unrealized investment gains (losses) (2)	$392,903	$(1,248,128)	$(254,939)
_______________________________________
(1)Includes investments, cash and cash equivalents, trading accounts receivable (payable) from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.
(2)Represents the change in unrealized investment gains (losses) for available for sale securities recognized in stockholders' equity.
For comparison, the following are the coupon returns for the Barclays U.S. Aggregate Bond Index and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2023	2022	2021
Barclays U.S. Aggregate Bond Index	3.3%	2.7%	2.3%
S&P 500® Index	2.0	1.3	1.8

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	Year Ended December 31,
	2023	2022	2021
1 year or less	9.2%	8.7%	9.5%
Over 1 year through 5 years	46.2	47.2	46.1
Over 5 years through 10 years	21.2	23.4	25.2
Over 10 years	12.2	11.2	12.7
Mortgage-backed securities	11.2	9.5	6.5
Total	100.0%	100.0%	100.0%

At each of December 31, 2023 and 2022, the fixed maturity portfolio, including cash and cash equivalents, had an effective duration of 2.4 years.
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

The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,352 million and $1,464 million at December 31, 2023 and 2022, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $390 million and $416 million at December 31, 2023 and 2022, respectively. At December 31, 2023, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.5%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2023) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2023), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
To date, known environmental and asbestos claims have not had a material impact on the Company’s operations, because its subsidiaries generally did not insure large industrial companies that are subject to significant environmental or asbestos exposures prior to 1986 when an absolute exclusion was incorporated into standard policy language.
The Company’s net reserves for losses and loss expenses relating to environmental and asbestos claims on policies written before adoption of the absolute exclusion was $17 million and $20 million at December 31, 2023 and 2022, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years:

(In thousands)	2023	2022	2021
Net reserves at beginning of year	$14,248,879	$12,848,362	$11,620,393
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	6,311,780	5,774,713	4,921,191
Increase in estimates for claims occurring in prior years (2)	29,681	54,511	863
Loss reserve discount amortization	30,681	32,526	31,906
Total	6,372,142	5,861,750	4,953,960
Net payments for claims:
Current year	1,217,078	1,068,577	887,896
Prior years	3,764,532	3,279,333	2,777,798
Total	4,981,610	4,347,910	3,665,694
Foreign currency translation	22,409	(113,323)	(60,297)
Net reserves at end of year	15,661,820	14,248,879	12,848,362
Ceded reserves at end of year	3,077,832	2,762,344	2,542,526
Gross reserves at end of year	$18,739,652	$17,011,223	$15,390,888

Net change in premiums and losses occurring in prior years:
Increase in estimates for claims occurring in prior years (2)	$(29,681)	$(54,511)	$(863)
Retrospective premium adjustments for claims occurring in prior years (3)	10,782	18,106	7,510
Net premium and reserve development on prior years	$(18,899)	$(36,405)	$6,647
____________________________________

(1)Claims occurring during the current year are net of loss reserve discounts of $47 million, $35 million and $21 million in 2023, 2022 and 2021, respectively.
(2)The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $13 million in 2023, increased by $16 million in 2022, and decreased by $19 million in 2021.
(3)For certain retrospectively rated insurance policies and reinsurance agreements, changes in loss and loss expenses for prior years are offset by additional or return premiums.

Also, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 13, Reserves for Losses and Loss Expenses included in our audited consolidated financial statements for further information regarding the changes in estimates for claims occurring in prior years.
A reconciliation between the reserves as of December 31, 2023 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) in the Company’s U.S. regulatory filings is as follows:

(In thousands)
Net reserves reported in U.S. regulatory filings on a SAP basis	$14,954,598
Reserves for non-U.S. companies	780,762
Loss reserve discounting (1)	(80,832)
Ceded reserves	3,077,832
Allowance for expected credit losses on due from reinsurers	7,292
Gross reserves reported in the consolidated GAAP financial statements	$18,739,652
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

Regulation
U.S. Regulation
Our U.S. insurance subsidiaries are principally regulated by their domiciliary state insurance departments and are subject to varying degrees of regulation and supervision in the other U.S. jurisdictions in which they do business. As of January 1, 2024, there are six domiciliary states related to our U.S. insurance subsidiaries.
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
In addition, all states have adopted changes to the holding company act that authorize U.S. insurance regulators to lead or participate in the group-wide supervision of certain international insurance groups. In November 2019, the International Association of Insurance Supervisors (“IAIS”), an international standard setter, adopted a global framework for the supervision of internationally active insurance groups (“IAIGs”), as discussed below under “International Regulation.” This framework includes a risk-based, group-wide global insurance capital standard (“ICS”), which is undergoing a five-year monitoring period that started in January 2020. We have received notice from Delaware, our lead state insurance regulator, that we may be considered an IAIG. In the event that we are deemed to be an IAIG, we would be subject to international oversight coordinated by the Delaware Department of Insurance.
In the United States, the National Association of Insurance Commissioners (the “NAIC”) has developed a group capital calculation tool that uses a risk-based capital aggregation methodology for all entities in an insurance holding company system. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all companies regardless of their structure. In 2022, Delaware, our lead state regulator, adopted the NAIC amendments to the model holding company act and regulation that require the ultimate controlling person of an insurer subject to holding company registration to submit the group capital calculation filing annually with its lead state regulator.
All states have adopted the NAIC's Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”), which requires an insurance holding company system’s chief risk officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA Report”). The ORSA Report is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Under the ORSA Model Act, as enacted by the states, we are required to:
•regularly, no less than annually, conduct an Own Risk and Solvency Assessment to assess the adequacy of our risk management framework, and current and estimated projected future solvency position;
•internally document the process and results of the assessment; and
•provide an ORSA Report annually to the State of Delaware's Insurance Commissioner.
Cybersecurity Regulations. New York’s cybersecurity regulation applies to financial services institutions authorized by the New York State Department of Financial Services (the “NYDFS”), including our insurance subsidiaries licensed in New York. The regulation requires these entities to assess risks associated with their information systems and establish and maintain a cybersecurity program reasonably designed to protect consumers’ private data and the confidentiality, integrity and availability of the licensee’s information systems. On November 1, 2023, the NYDFS adopted amendments to New York’s cybersecurity regulation, which require additional reporting, governance and oversight measures, and enhanced cybersecurity safeguards to be implemented. The amendments take effect in phases that began in 2023 and continue through 2025.
The NAIC has adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”) for consideration by state legislatures, which establishes standards for data security, the investigation of cybersecurity events involving the unauthorized access to, or misuse of, certain nonpublic information, and reporting to insurance commissioners. The Cybersecurity Model Law imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. As of December 31, 2023, the Cybersecurity Model Law, or a form thereof, had been adopted by several states, including three of our U.S. insurance subsidiaries’ domiciliary states. A drafting note in the Cybersecurity Model Law states that a licensee’s compliance with New York's cybersecurity regulation is intended to constitute compliance with the Cybersecurity Model Law, but compliance remains a state-by-state issue requiring consideration of any State differences in implementation and enforcement of the Cybersecurity Model Law.

Certain other states have enacted or are considering laws and regulations related to privacy and data security. For example, the California Consumer Privacy Act (“CCPA”), broadly regulates the collection, processing and disclosure of California residents’ personal information, imposes limits on the “sale” of personal information and grants California residents certain rights to, among other things, access and delete data about them in certain circumstances. The CCPA also established a private right of action, with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected California consumers. California subsequently enacted the California Privacy Rights Act (“CPRA”), which came into full effect in January 2023 and amended the CCPA by imposing additional limitations and obligations with respect to covered businesses’ use and sharing of certain personal data. Compliance with the CCPA/CPRA may increase the cost of providing our products and services in California. An increasing number of U.S. states have adopted, or are considering legislation similar to the CCPA.
Additionally, the NAIC is working on a new Insurance Consumer Privacy Protections Model Law to
reflect the extensive innovations in communications and technology since the adoption of the prior model laws.
We cannot predict the impact, if any, that any current, proposed or future federal or state cybersecurity laws or regulations will have on our business, financial condition or results of operations.
Innovation and Technology. As a result of increased innovation and use of technology in the insurance sector, the NAIC and insurance regulators have been focusing on the use of “big data” techniques, such as artificial intelligence, machine learning and automated decision-making. In December 2023, the NAIC adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “AI Bulletin”). The AI Bulletin may be adopted and issued by state regulators to licensed insurers. In addition to affirming that the use of artificial intelligence must comply with existing state law, the AI Bulletin sets forth regulators’ expectations on how insurers will develop, acquire and use artificial intelligence technologies. In 2024, the NAIC plans to form a new task force to create a regulatory framework for the oversight of insurers’ use of third-party data and models.
The NAIC and state insurance regulators are also focused on addressing unfair discrimination by insurers in the use of consumer data and technology, and certain states have passed laws or are considering action targeting unfair discrimination practices. For example, in 2021 Colorado enacted a law that prohibits insurers from using external consumer data and information sources (“ECDIS”), as well as algorithms or predictive models that use ECDIS, in a way that unfairly discriminates based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, gender identity or gender expression. In August 2023, Colorado adopted regulations requiring life insurers to adopt a governance and risk management framework for the use of artificial intelligence, machine learning and other technologies that utilize “external consumer data.” It is expected that Colorado will also adopt governance and testing regulations for other lines of insurance, in accordance with the requirements of its 2021 law.
We cannot predict whether states will adopt the AI Bulletin, or what, if any, changes to laws or regulations may be enacted with regard to “big data” or artificial intelligence technologies.
Risk-Based Capital Requirements. The NAIC utilizes a Risk-Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The NAIC RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above the calculated RBC target level as of December 31, 2023.
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
TRIPRA provides a federal backstop to all U.S. based property and casualty insurers for insurance related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions. TRIPRA is applicable to almost all commercial lines of property and casualty insurance but excludes auto, burglary and theft, surety, professional liability and farm owners' multi-peril insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. TRIPRA's definition of certified acts includes domestic terrorism. Federal participation will be triggered under TRIPRA when the Secretary of Treasury certifies an act of terrorism.
Under the program, the federal government will pay 80% of an insurer's covered losses in excess of the insurer's applicable deductible. The insurer's deductible is calculated as 20% of earned premium for the prior year for covered lines of commercial property and casualty insurance. Based on our 2023 earned premiums, our aggregate deductible under TRIPRA during 2024 will be approximately $1,464 million. The federal program will not pay losses for certified acts unless such losses exceed $200 million industry-wide for any calendar year. TRIPRA limits the federal government's share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.
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
Climate Change and Financial Risks. The NAIC and state insurance regulators continue to evaluate issues related to the management of climate risk. In 2022, the NAIC adopted a new standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in U.S. direct premium and are licensed in one of the participating jurisdictions. The NYDFS’s 2020 circular letter, which applies to our insurance subsidiaries licensed in New York, states that regulated insurers are expected to integrate financial risks related to climate change into their governance frameworks, risk management processes, business strategies and scenario analysis, and develop their approach to climate-related financial disclosure. For example, an insurer should designate a board member or board committee, as well as a senior management function, to oversee the management of financial risks associated with climate change. The NYDFS also adopted an amendment to the regulation governing enterprise risk management, which applies to our insurance subsidiaries licensed in New York, that requires an insurance group's enterprise risk management function to address certain additional risks, including climate change risk.
In addition, the Federal Insurance Office (the “FIO”) is authorized to monitor the U.S. insurance industry under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as discussed below under “Federal Regulation.” Pursuant to this statutory authority, the FIO is assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals. In June 2023, the FIO released a report urging insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers.
Diversity and Corporate Governance.The NAIC and state insurance regulators also continue to evaluate issues related to diversity within the insurance industry, such as the diversity of an insurer’s board of directors and management. In March 2021, the NYDFS issued a circular letter stating that it expects the insurers it regulates, such as our insurance subsidiaries licensed in New York, to make diversity of their leadership a business priority and a key element of their corporate governance, and it includes diversity-related questions in its examination process. In addition, the NAIC is examining practices in the insurance industry in order to determine how barriers are created that disadvantage or discriminate against people of color or historically underrepresented groups. NAIC goals include improving access to different types of insurance products in minority communities, addressing issues related to affordability, and providing guidance to regulators on ways to improve insurance access and the understanding of insurance in underserved communities. See “Human Capital Resources” below.
Federal Regulation. The federal government and its regulatory agencies generally do not directly regulate the business of insurance, although federal initiatives could have an impact on our business in a variety of ways. The Dodd-Frank Act effected sweeping changes to financial services regulation in the United States, and created two new federal government bodies, the FIO and the Financial Stability Oversight Council (the “FSOC”). The FIO does not have general supervisory or regulatory authority over the business of insurance, although it has preemption authority over state insurance laws that conflict with certain international agreements, as discussed below. The FIO also has authority to represent the United States in international insurance matters and is authorized to monitor the U.S. insurance industry and identify potential regulatory gaps that could contribute to systemic risk. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 addresses the roles played by federal regulators at international insurance standard-setting forums, and it directs the Director of the FIO and the Board of Governors of the Federal Reserve to support increased transparency at international standard-setting regulatory forums (e.g., the IAIS). These federal regulations also instruct the FIO and the Federal Reserve to achieve consensus positions with the states through the NAIC prior to taking a position on any insurance proposal by a global insurance regulatory forum.
The Dodd-Frank Act authorizes the Secretary of the Treasury and U.S. Trade Representative to enter into international agreements of mutual recognition regarding the prudential regulation of insurance or reinsurance. The U.S. and the European Union ("EU") signed such a covered agreement (the "EU Covered Agreement") in September 2017, which addresses three areas of prudential supervision: reinsurance, group supervision and the exchange of information between the U.S. and EU.
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
Under the Dodd-Frank Act, the FIO has preemption authority over state insurance laws that conflict with the Covered Agreements as of September 1, 2022, such as state credit for reinsurance laws that result in non-U.S. reinsurers subject to the Covered Agreements being treated less favorably than U.S. reinsurers. The NAIC previously adopted amendments to its Credit for Reinsurance Model Law to satisfy the substantive and timing requirements of the Covered Agreements, which amendments have been enacted by all states. On September 30, 2023, the FIO reported that it did not recommend taking any preemption action as a result of inconsistency between the Covered Agreements and state credit for reinsurance laws, although it is still monitoring state measures implementing the NAIC’s revisions to the Credit for Reinsurance Model Law. Under the Covered Agreements, reinsurance collateral requirements no longer apply to qualifying EU and U.K. reinsurers. The amended Credit for Reinsurance Model Law also extends the zero reinsurance collateral provisions in the Covered Agreements to qualified reinsurers domiciled in U.S. jurisdictions that are accredited by the NAIC and to non-U.S. jurisdictions that have not entered into a covered agreement with the U.S. but which the NAIC has identified as “reciprocal jurisdictions” pursuant to the NAIC Qualified Jurisdiction Process.

We cannot currently predict the impact of these changes to the law or whether any other covered agreements will be successfully adopted, and cannot currently estimate the impact of these changes to the law and any such adopted covered agreements on our business, financial condition or operating results.
The Dodd-Frank Act authorizes the FSOC to designate an insurer as a “systemically important financial institution” or a “non-bank SIFI” if the insurer’s material financial distress could pose a systemic risk to the financial system or the nature or scale of its activities could pose a threat to U.S. financial stability. The FIO can recommend that an insurer be designated as a non-bank SIFI, which would subject the company to Federal Reserve supervision and heightened prudential standards. There are currently no such non-bank SIFIs designated by the FSOC. In November 2023, the FSOC adopted final guidance that establishes a new process for designating certain financial companies as non-bank SIFIs. The revised process is based on the consideration of risk factors set forth in a new analytic framework, which describes how the FSOC intends to monitor a broad range of institutions and activities and respond to potential risks to U.S. financial stability. The financial vulnerabilities that most often contribute to this type of risk include leverage, liquidity risk and maturity mismatch, inadequate risk management, concentration and destabilizing activities. Under the new guidance, the FSOC is no longer required to conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before considering the designation of the company. The revised process could have the effect of simplifying and shortening FSOC’s procedures for designating certain financial companies as non-bank SIFIs.
Based upon our current business model and balance sheet, we do not believe that we will be designated by the FSOC as such an institution. Although the potential impact of any future amendments to the Dodd-Frank Act on the U.S. insurance industry is not clear, our business could be affected by changes to the U.S. system of insurance regulation or our designation or the designation of insurers or reinsurers with which we do business as non-bank SIFIs.
Legislative and Regulatory Activity Related to the COVID-19 Pandemic or Other Potential Pandemics. In response to the outbreak of the COVID-19 pandemic in 2020, legislators in several states and in the United States Congress introduced proposals that would have mandated insurance coverage for certain pandemic-related losses, including business interruption losses, or that would have established a federal insurance program for addressing pandemic risk. None of these proposals were enacted. However, there remains some risk that in the event of another pandemic event, whether related to COVID-19 or another contagious disease, Congress could take similar actions. See “Risk Factors — Risks Related to Our Industry — The COVID-19 pandemic materially and adversely affected our results of operations, and, whether as a result of COVID-19's long-term effects, or new or emerging variants, or other potential pandemics, may further materially and adversely affect our results of operations, financial position and liquidity in the future."
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

Our insurance business throughout the EU and EEA is subject to “Solvency II,” an insurance regulatory regime governing, among other things, capital adequacy and risk management. Following the U.K.’s withdrawal from the EU, or Brexit, our Lloyd’s managing agency (and the U.K. branch of our Liechtenstein subsidiary) are now subject to a separate U.K. prudential regime, which is broadly identical to Solvency II but will diverge from Solvency II in the future. The U.K. has recently adopted legislative reforms that amended various parts of the U.K.’s prudential regime, including the risk margin, matching adjustment requirements and regulatory reporting obligations. The legislative reforms relating to the risk margin took effect from December 31, 2023, and other areas of reform will come into force throughout 2024.
Similarly, the EU’s legislative bodies have undertaken a review of Solvency II. In September 2021, the European Commission published a package of proposed legislative reforms for amending the existing regulatory framework. The legislative bodies reached a provisional agreement on the revised text of Solvency II in December 2023. A finalized set of rules will now be prepared, which EU member states will implement into their domestic legislation.
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
We must also comply with the EU General Data Protection Regulation (EU) 2016/879) (“GDPR”), which took effect in May 2018, including EEA member state legislation implementing the GDPR. The regulation’s goal is to impose increased individual rights and protections for all personal data located in or originating from the EU. The Data Protection Act 2018 and the U.K. General Data Protection Regulation, which is the retained EU law version of the GDPR by virtue of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (together, “U.K. GDPR”), regulate data protection for all individuals within the U.K. Both the GDPR and the U.K. GDPR are extraterritorial in that they apply to all businesses in the EU and the U.K. respectively and any business outside the EU and the U.K. that offers services, or monitors the behavior of individuals, in the EU and/or U.K., and that processes the personal data of individuals in the EU and/or the U.K. Moreover, there are significant fines associated with non-compliance. In particular, we need to monitor our compliance with all relevant member states’ laws and regulations, including where permitted derogations from the GDPR and the U.K. GDPR are introduced. The introduction of the GDPR and the U.K. GDPR, and any resultant changes in EU member states’ or U.K. national laws and regulations, has increased our compliance obligations and has necessitated the review and implementation of policies and processes relating to our collection and use of data, and has required us to change our business practices regarding these matters.
In addition, we may become subject to or affected by regulatory policies adopted by the IAIS, an international standard setter consisting of supervisors and regulators from more than 200 jurisdictions. The IAIS has been working on several initiatives to consider changes to insurer solvency standards and group supervision of companies in a holding company system in response to the increasing globalization of the insurance sector. In November 2019, the IAIS formally adopted a global framework for the supervision of IAIGs, which is referred to as the Common Framework for the Supervision of Internationally Active Insurance Groups, or “ComFrame.” ComFrame is intended to provide a framework of basic standards for IAIGs and a process for supervisors to cooperate in the supervision of IAIGs. Also in November 2019, the IAIS adopted a risk-based group-wide global insurance capital standard (“ICS”) that will apply to IAIGs and ultimately form a part of ComFrame. The ICS commenced a five-year monitoring period in January 2020 which is being used for confidential reporting and discussion in supervisory colleges to provide feedback to the IAIS on the ICS’s design and performance, but will not trigger any supervisory action. Following this monitoring period, the ICS is expected to be implemented in 2025 as a group-wide prescribed capital requirement for IAIGs and integrated into the rest of ComFrame. The IAIS is also conducting a comparability assessment to determine whether an aggregation method approach to a group capital standard, which forms part of the NAIC’s group capital calculation, produces comparable outcomes to the ICS. As noted above under “U.S. Regulation,” it is unclear how the development of the ICS will interact with existing capital requirements for insurance companies in the United States and the NAIC’s development of the group capital calculation. We have received notice from Delaware, our lead state insurance regulator, that we may be considered an IAIG. In the event that we are deemed to be an IAIG, we would be subject to international oversight coordinated by the Delaware Department of Insurance.
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
Human Capital Resources
As of January 15, 2024, we employed 8,329 individuals. Of this number, our subsidiaries employed 8,194 individuals and the remaining individuals were employed at the parent company.
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
We are committed to fostering a unifying culture and encouraging innovation across our enterprise. Our culture encompasses the beliefs that (i) specialized knowledge and having a customer-centric focus are competitive advantages and (ii) an environment that promotes integrity, embraces the commitment to “always do right,” fosters entrepreneurship and innovation, and values making thoughtful decisions for the long-term benefit of our enterprise. While there is no one “Berkley” way, each of our businesses has its own culture that embodies a shared set of values that define our enterprise. Our structure, with 60 distinct businesses, facilitates the prompt identification of and appropriate action with respect to addressing individual business or cultural issues arising within a business, without affecting the larger enterprise. Furthermore, our businesses are overseen by senior corporate business managers and senior corporate functional managers, including actuarial, underwriting, compliance and finance, providing a governance oversight structure that makes it easier to identify such issues. Because our Board of Directors diligently exercises its risk management oversight through, among other activities, regular interactions with employees beyond corporate senior management, our directors have visibility into and receive timely feedback on cultural issues that may affect our business.
As significant owners of our Company who are required to hold their shares until separation from service, each of our directors and senior executives have a vested interest in cultivating talent and perpetuating a culture that facilitates the execution of our long-term objectives.
Other Information about the Company's Business
We maintain an interest in evaluating the startup of possible new ventures and the acquisition of complementary businesses on an ongoing basis. In addition, our businesses develop new coverages or enter lines of business to meet the needs of insureds.
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

The results of companies in the property casualty insurance industry historically have been subject to significant fluctuations and uncertainties in demand and pricing, causing cyclical changes in the insurance and reinsurance industry. The demand for insurance is influenced primarily by general economic conditions, while the supply of insurance is often directly related to available capacity or the perceived profitability of the business. At times, we have faced significant competition in our business as a result of existing insurers seeking to gain or maintain market share as well as new entrants and capital providers. Recently, premium rates have increased for most lines of business, while they have decreased in others, most notably workers' compensation and certain professional liability lines of business. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage, and the effects of economic and social inflation on the amount of claims payments due for injuries or losses. In addition, investment rates of return impact rate adequacy. These factors can have a significant impact on ultimate profitability because a property casualty insurance policy is priced before its costs are known as premiums usually are determined long before claims are reported. These factors could produce results that would have a negative impact on our results of operations and financial condition.
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
Recently, insurance prices have generally increased for most lines of business, excluding workers' compensation and certain professional liability lines of business. However, loss costs have also increased and the duration and magnitude of the improving pricing environment remains uncertain. Despite higher interest rates, current price levels for certain lines of business may remain below the prices required for us to achieve our long-term return objectives. We expect to continue to face strong competition in our business.
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
Our gross reserves for losses and loss expenses were approximately $18.7 billion as of December 31, 2023. Our loss reserves reflect our best estimates of the cost of settling claims and related expenses with respect to insured events that have occurred.
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
Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. For example, catastrophe losses net of reinsurance recoveries, including COVID-19 related losses, were $195 million in 2023, $212 million in 2022, and $202 million in 2021. Similarly, man-made catastrophes can also have a material impact on our financial results. Depending on market conditions and other factors, we may seek to increase our writing of property casualty insurance, and, accordingly, our exposure to catastrophic events would be increased.
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
The COVID-19 pandemic materially and adversely affected our results of operations, and, whether as a result of COVID-19's long-term effects, or new or emerging variants, or other potential pandemics, may further materially and adversely affect our results of operations, financial position and liquidity in the future.
The COVID-19 pandemic, including the related impact on the U.S. and global economies, materially and adversely affected our results of operations. The pandemic's impact on our business may continue, and potentially even worsen, whether as a result of COVID-19's long-term effects, or new or emerging variants, or even other potential pandemics. We cannot predict the magnitude or duration of such impact, particularly given the uncertainties associated with COVID-19 or other potential pandemics. The ultimate impact of COVID-19 or other potential pandemics on our results of operations, financial position and liquidity is not yet known, but includes the following:
Adverse Legislative and Regulatory Action. Legislative and regulatory initiatives in response to COVID-19 or other similar future pandemics may adversely affect us, particularly in our workers’ compensation and property coverages businesses. For example, our business may be subject to, certain initiatives, including, but not limited to: legislative and regulatory action that seeks to retroactively mandate coverage for losses that our insurance policies would not otherwise cover and which were not priced to cover; legislative and regulatory action providing for shifting presumptions with respect to the burdens of proof for “essential” workers on workers’ compensation coverages and varying definitions of “essential” workers; actions prohibiting us from cancelling insurance policies in accordance with our policy terms or non-renewing policies at their natural expiration; and/or orders to provide premium refunds, grant extended grace periods for premium payments, and provide extended time to pay past due premiums. Any such action would likely increase both our underwriting losses and our expenses and any legal challenges to any such action could take years to resolve.
Claim Losses Related to COVID-19 May Exceed Reserves. As of December 31, 2023, we recorded approximately $384 million for COVID-19-related losses. Our reserves do not represent an exact calculation of liability, but represent an estimate of what management expects the ultimate settlement and claims administration will cost for claims that have occurred, whether known or unknown. Accordingly, given the uncertainties still associated with COVID-19 and its impact, our reserves and the underlying estimated level of claim losses and costs arising from COVID-19 may materially change.
Claim Losses and Adjustment Expenses May Increase. As the effects of COVID-19 or future pandemics on industry practices and economic, legal, judicial, social and other environmental conditions occur, unexpected and unintended issues related to claims and coverages may emerge. These issues may adversely affect our business by extending coverage beyond our underwriting intent (including in the area of property coverages where physical damage requirements and communicable disease exclusions are currently being challenged) or by increasing the number and/or size of claims, each of which could adversely impact our results.
Reinsurance. We purchase reinsurance in order to transfer part of the risk that we have assumed by writing insurance policies to reinsurance companies in exchange for part of the premium we receive in connection with assuming such risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred to the reinsurer, it does not relieve us of our liability to our policyholders. There may be uncertainty surrounding the availability of reinsurance coverage for losses related to COVID-19 or any future pandemics as our reinsurers may dispute the applicability of reinsurance to such losses (including the application of reinsurance reinstatements) and, as a result, our reinsurers may refuse to pay reinsurance recoverables related thereto or they may not pay them on a timely basis. On December 22, 2023, one of the

Company’s subsidiaries filed a lawsuit against certain reinsurers to recover in excess of $90 million in respect of certain losses paid to its policyholders under certain event cancellation and related insurance policies. See, "Item 3. Legal Proceedings." In addition, we may be unable to renew our current reinsurance coverages or obtain appropriate new reinsurance covers with respect to certain exposures under our policies, including exposures related to COVID-19 or any future pandemics, and therefore our net exposures could increase, or if we are unwilling to bear such increase in net exposure, we may reduce our level of underwriting commitments.
Premium Volumes May Be Negatively Impacted. The demand for insurance is significantly influenced by general economic conditions. Consequently, any reduced economic activity relating to potential pandemics is likely to decrease demand for our insurance products and services and negatively impact our premium volumes (and, in certain cases, may result in return of premiums due to a decrease in exposures).
Investments. Disruptions in global financial markets due to future pandemics could cause us to incur unrealized and/or realized investment losses, including impairments in our fixed maturity portfolio and other investments. In addition, the economic uncertainty may result in a decline in interest rates, which may negatively impact our net investment income from future investment activity.
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
In recent years, changing weather patterns and climatic conditions, such as global warming, appear to have contributed to the unpredictability, frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. There is a scientific consensus that global warming and other climate change are altering the frequency, severity and peril characteristics of catastrophic weather events, such as hurricanes, windstorms, floods and other natural disasters. Such changes make it more difficult for us to predict and model catastrophic events, reducing our ability to accurately price our exposure to such events and mitigate our risks. Any increase in the frequency or severity of natural disasters may adversely affect our financial condition and results.
We, as a primary insurer, may have significant exposure for terrorist acts.
To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”), for up to 80% of our covered losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2023 earned premiums, our aggregate deductible under TRIPRA during 2024 is approximately $1,464 million. In addition, the coverage provided under TRIPRA does not apply to reinsurance that we write. To the extent that our reinsurers have excluded coverage for certain terrorist acts or have priced this coverage at rates that make purchasing such coverage economically infeasible, we may not have reinsurance protection and could be exposed to potential losses as a result of any acts of terrorism.
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
•privacy, data protection, and cybersecurity;
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
The Dodd-Frank Act effected sweeping changes to financial services regulation in the United States. The Dodd-Frank Act established the FSOC, which is authorized to recommend that certain systemically significant non-bank financial companies, including insurance companies, be regulated by the Board of Governors of the Federal Reserve. The Dodd-Frank Act also established a FIO which is authorized to study, monitor and report to Congress on the U.S. insurance industry and the significance of global reinsurance to the U.S. insurance market. The FIO also can recommend that the FSOC designate an insurer as an entity posing risks to the United States financial stability in the event of the insurer's material financial distress or failure. Our business could be affected by changes, whether as a result of potential changes to the Dodd-Frank Act, to the U.S. system of insurance regulation or our designation or the designation of insurers or reinsurers with which we do business as systemically significant non-bank financial companies.
The topic of climate risk has come under increased scrutiny by the NAIC and insurance regulators. For instance, in New York, the NYDFS’s circular letter, which applies to our insurance subsidiaries licensed in New York, states that regulated insurers are expected to integrate financial risks related to climate change into their governance frameworks, risk management processes, business strategies and scenario analysis, and develop their approach to climate-related financial disclosure. The NYDFS also amended the regulation governing enterprise risk management, which applies to our insurance subsidiaries licensed in New York, that requires an insurance group's enterprise risk management function to address certain additional risks, including climate change risk. In addition, the FIO is assessing how the insurance sector may help mitigate climate- related risks and achieve national climate-related goals, and it released a report in June 2023 urging insurance regulators to adopt climate-related risk monitoring guidance. These measures may subject us to increased oversight at the state and federal level.
State regulation is the primary form of regulation of insurance and reinsurance in the United States, although Congress has considered various proposals regarding federal regulation of insurance, in addition to the changes brought about by the

Dodd-Frank Act, such as proposals for the creation of an optional federal charter for insurance companies. We may be subject to potentially increased federal oversight as a financial institution. In addition, the current U.S. administration and the volatile political environment (including, in particular, the upcoming U.S. presidential election in November 2024) increases the chance of other federal legislative and regulatory changes that could affect us in ways we cannot predict.
With respect to international measures, Solvency II, the EU regime concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers may affect our insurance businesses. As described in “International Regulation” above, the EU is performing a review of Solvency II and various regulatory reforms are expected to be introduced during 2024, which EU member states will implement in their domestic regulation. In addition, despite the waiver of the Solvency II group capital requirements we received, Solvency II may have the effect of increasing the capital requirements of our EU domiciled insurers. Additionally, our capital requirements and compliance requirements may be adversely affected if the European Commission does not deem the insurance regulatory regimes of the jurisdictions outside the EU in which we have insurance or reinsurance companies domiciled to be “equivalent” to Solvency II.
Similar considerations apply to our U.K. subsidiaries, which are now subject to a separate U.K. prudential regime, which is broadly identical to Solvency II. However, the two regimes, and their respective requirements, are diverging due to both the EU’s review of Solvency II described above and the recently adopted reforms to the U.K.’s domestic prudential regime (please see “International Regulation” above for more information). We therefore may be required to utilize additional resources to ensure compliance with the different rules in each regime.
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
Our expanding international operations in the United Kingdom, Continental Europe, South America, Canada, Mexico, Scandinavia, the Asia-Pacific region, South Africa and Australia expose us to increased investment, political, legal/regulatory, and economic risks, including foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies have had and could in the future have an adverse effect on our results of operations and financial condition.
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
We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. This failure to pay or failure to pay on a timely basis may be due to factors such as whether reinsurers, their affiliates or certain indemnitors have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2023, the amount due from our reinsurers was approximately $3,535 million, including amounts due from state funds and industry pools where it was intended that we would bear no risk. Certain of these amounts are secured by letters of credit or by funds held in trust on our behalf.
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
If conditions in the financial markets and the general economy are unfavorable, which may result from disruptions, uncertainty or volatility in the capital and credit markets, we may be unable to access debt or equity capital on acceptable terms if needed, which could have a negative impact on our ability to invest in our insurance company subsidiaries and/or to take advantage of opportunities to expand our business, such as the creation of new ventures and possible acquisitions, and inhibit our ability to refinance our existing indebtedness if we desire to do so, on terms acceptable to us.
We may not find suitable new insurance ventures and acquisition candidates and even if we do, we may not successfully invest in such ventures or successfully integrate any such acquired companies.

As part of our present strategy, we continue to evaluate the possible start-up of complementary businesses and acquisition transactions on an ongoing basis, and at any given time we may be engaged in discussions with respect to possible new ventures and acquisitions. We cannot assure you that we will be able to identify suitable insurance ventures or acquisition targets, that such transactions will be financed and completed on acceptable terms or that our future start-up ventures or acquisitions will be successful. Our financial results could be adversely affected by acquired businesses not performing as projected, unforeseen liabilities, routine and unanticipated transaction-related charges, diversion of management time and resources to acquisition integration challenges or growth strategies, loss of key employees, challenges in integrating information technology systems of acquired companies with our own, amortization of expenses related to intangibles, charges for impairment of long-term assets or goodwill and indemnification. The process of investing in new ventures or integrating any companies we do acquire may have a material adverse effect on our results of operations and financial condition.
If our information technology, telecommunications or other computer systems become unavailable or unreliable, our ability to conduct our business could be negatively or severely impacted.
Our business is highly dependent upon our employees' ability to perform necessary business functions in an efficient and uninterrupted fashion. A shut-down of, or inability to access, one or more of our facilities, a power outage or a failure of one or more of our information technology, telecommunications or other computer systems could significantly impair our employees' ability to perform such functions on a timely basis. In the event of a disaster such as a natural catastrophe, terrorist attack or industrial accident, physical or electronic security breaches, such as breaches by computer hackers, the infection of our systems by a malicious computer virus, denial of service attack, or other cybersecurity incident, our systems could be inaccessible for an extended period of time. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system fails or experiences an interruption. If our business continuity plans or system security does not sufficiently address such a business interruption, system failure or service denial, our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions could be significantly impaired and our business could be harmed.
Failure to maintain the security of information technology systems and confidential data may expose us to liability.
Although we have taken steps intended to protect our data and information technology systems and mitigate the risk of harm caused by cybersecurity incidents or breaches, no safeguards are perfect and any failure of these safeguards could cause a substantial disruption of our business operations, which could result in service interruptions, data security compromises, regulatory action, and other similar operational and legal issues, as well as substantial remediation and other costs. Our operations rely on the secure processing, storage and transmission of confidential and other sensitive information, including personal information, in our computer systems and networks. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, malware, attacks by hackers, ransomware attacks, phishing attacks, supply chain attacks, breaches due to employee error or misconduct and other similar breaches can create system disruptions, shutdowns or unauthorized access to, or disclosure of, information maintained in our information technology systems and in the information technology systems of our vendors and other third parties. We have in the past experienced cybersecurity breaches of our information technology systems as well as the information technology systems of our vendors and other third parties, but, to our knowledge, we have not experienced any material cybersecurity breaches. We expect cybersecurity breaches to continue to occur in the future and we are constantly managing efforts to infiltrate and compromise our systems and data. Our electronic transmission of personal, confidential and proprietary information to third parties with whom we have business relationships and our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security. While we have implemented secure data transmission capabilities with these third-party vendors and others with whom we do business, such capabilities may not function as intended and our vendors and third parties could still suffer data breaches that could result in the exposure of sensitive data and the infiltration of our computer systems. Our failure to effectively protect sensitive personal and/or proprietary information, whether owing to breaches of our own systems or those of our vendors and other third parties, could result in significant monetary and reputational damages, material adverse effects to our financial condition, costly litigation, or other regulatory enforcement actions. These increased risks, and expanding regulatory requirements regarding data security, including required compliance with applicable privacy and data protection laws (e.g., the GDPR, CCPA, and other state-specific privacy statutes and regulations, could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. As a result, our ability to conduct our business could be materially and adversely affected.
We could be adversely affected if our controls to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.
Our business is highly dependent on our ability to engage on a daily basis in a large number of insurance underwriting, claim processing and investment activities, many of which are highly complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards, including those related to privacy and data security, anti-corruption, anti-bribery and global finance and insurance matters. Our continued expansion into new international markets has brought about additional requirements. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system's objectives will be met. If our controls are not effective, it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk), regulatory scrutiny, and/or damage to our reputation.
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

Our investment portfolio consists substantially of fixed maturity securities. As of December 31, 2023, our investment in fixed maturity securities was approximately $20.2 billion, or 75.8% of our total investment portfolio including cash and cash equivalents. As of that date, our portfolio of fixed maturity securities consisted of the following types of securities: U.S. Government securities (8.4%); state and municipal securities (13.3%); corporate securities (37.9%); asset-backed securities (20.8%); mortgage-backed securities (11.3%) and foreign government (8.3%).
The fair value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair value of fixed maturity securities generally decreases as interest rates rise. If a significant increase in interest rates were to occur, the fair value of our fixed maturity securities would be negatively impacted, while investment income earned from future investments in fixed maturity securities would be higher. Conversely, if interest rates decline, the fair value of our fixed maturity securities would be positively impacted, and investment income earned from future investments in fixed maturity securities will be lower. Some fixed maturity securities, such as mortgage-backed and other asset-backed securities, also carry prepayment risk as a result of interest rate fluctuations. In low interest rate environments, we may not be able to successfully reinvest the proceeds from maturing securities at yields commensurate with our target performance goals.
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
Although we attempt to manage these risks through the use of investment guidelines and other oversight mechanisms and by diversifying our portfolio and emphasizing preservation of principal, our efforts may not be successful. Impairments, defaults and/or rate increases could reduce our net investment income or realized and unrealized investment gains or result in investment losses. Investment returns are currently, and will likely continue to be, impacted by economic uncertainty, more generally, and the shape of the yield curve. As a result, our exposure to the risks described above could materially and adversely affect our results of operations, liquidity and financial condition.
We have invested a portion of our assets in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets, which are subject to significant volatility and may decline in value.
We invest a portion of our investment portfolio in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. At December 31, 2023, our investment in these assets was approximately $5.1 billion, or 19.1%, of our investment portfolio, including cash and cash equivalents.
Merger and arbitrage trading securities were $0.9 billion, or 3.5% of our investment portfolio, including cash and cash equivalents at December 31, 2023. Merger arbitrage involves investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks.
Real estate related investments, including directly owned, investment funds and loans receivable, were $1.7 billion, or 6.2% of our investment portfolio, including cash and cash equivalents, at December 31, 2023. We also invest in real estate, financial services, energy, transportation and other investment funds. The values of these investments are subject to fluctuation based on changes in the economy and interest rates in general and the related asset valuations in particular. In addition, our investments in real estate related assets and other alternative investments are less liquid than our other investments.
These investments are subject to significant volatility as a result of the conditions in the financial and commodity markets and the global economy.

Risks Relating to Limitations on Dividends from Subsidiaries and Anti-Takeover Provisions
We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts.
As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, paying dividends to stockholders and repurchasing our shares and paying corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and competitive pressures on maintaining financial strength ratings and will depend on the surplus and future earnings of these subsidiaries. During 2024, the maximum amount of dividends that can be paid without regulatory approval is approximately $1.2 billion. Future regulatory actions could further restrict our insurance subsidiaries’ ability to pay us dividends. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations, pay dividends or repurchase shares.
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

ITEM 1C. CYBERSECURITY
Cybersecurity Strategy and Risk Management Program
The Company has a documented information security program (the Program) to identify, assess, monitor and manage potential cybersecurity threats and incidents. The Program is designed to protect the confidentiality, integrity and availability of our information systems and assets that store, process, or transmit information. The Program is modeled on the global standard for risk assessment, International Organization for Standardization 27001, and is guided by the six domains of cybersecurity established by the National Institute of Standards and Technology Cybersecurity Framework (i.e., govern, identify, protect, detect, respond, and recovery). The Program seeks to adhere to applicable U.S. and international laws and regulations, including New York State’s cybersecurity regulation applicable to financial services institutions authorized by the New York State Department of Financial Services.
The Program’s security and risk policies and standards, implemented by either the Company or third party assessors or consultants, include:
–information security management tools, such as firewalls, intrusion prevention and detection systems, anti-malware functionality, and access privilege controls;
–vulnerability management, including penetration and control testing and vulnerability scans of information systems;
–incident monitoring, breach notification and escalation, including disaster recovery and incident response plans and resources;
–risk based assessment of third party service providers; and
–annual cybersecurity awareness training for employees and contractors.
The Company has not identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition, for the period covered by this annual report. For a discussion regarding risks associated with cybersecurity threats, see Risk Factors – Risks Relating to Our Business – “If our information technology, telecommunications or other computer systems become unavailable or unreliable, our ability to conduct our business could be negatively or severely impacted” and “Failure to maintain the security of information technology systems and confidential data may expose us to liability.”
Board Oversight, Governance and Risk Management
The entire Board of Directors has oversight of risks from cybersecurity threats and receives periodic updates on such risks from the Company’s management, including from the Company’s President and CEO and its Vice President, Chief Information Security Officer (CISO).
Our CISO is principally responsible for assessing and managing all aspects of the Program, including the Company’s Regional Information Security Officers (RISOs), third-party consultants, development of industry trends and control testing and tracking by risk level. Our CISO meets periodically with senior executives, including the Company’s President and Chief Executive Officer, to discuss the Company’s cybersecurity strategy, and its monitoring, prevention, detection, mitigation, and remediation of cybersecurity risks. Regular reporting on the Program is also provided to the Company’s Enterprise Risk Management Committee, which is comprised of the President and CEO, Senior Vice President – Enterprise Risk Management, Executive Vice President – Investments, Executive Vice President – Chief Financial Officer, Executive Vice President – Secretary, and the Of Counsel and Assistant Secretary. Collectively, the CISO and RISOs, along with their teams, in collaboration with the technology and business owners, implement the Program. Legal, Compliance, and Internal Audit functions also assess the Program’s adherence to regulatory requirements and internal controls.
In the event of a potentially material cybersecurity incident, the Company’s incident response plans establish escalation protocols for relevant IT leaders and functional leaders within Enterprise Risk Management, Legal, Compliance and Internal Audit to engage management as appropriate.
Our CISO has over 25 years of information security experience and is licensed as a Certified Information Systems Security Professional.

ITEM 2. PROPERTIES

W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2023, the Company had aggregate office space of 4,333,225 square feet, of which 1,042,156 were owned and 3,291,069 were leased.
Rental expense for the Company's operations was approximately $44,256,000, $43,383,000 and $44,051,000 for 2023, 2022 and 2021, respectively. Future minimum lease payments, without provision for sublease income, are $50,222,000 in 2024, $41,249,000 in 2025 and $166,192,000 thereafter.

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
On December 22, 2023, one of the Company’s subsidiaries filed a lawsuit against certain reinsurers to recover in excess of $90 million in respect of certain losses paid to its policyholders under certain event cancellation and related insurance policies. The Company believes its claims against the reinsurers are meritorious and expects a positive resolution to its lawsuit. While an adverse outcome is possible, the Company believes that the outcome, in any case, will not be material to the Company’s financial condition.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is traded on the New York Stock Exchange under the symbol “WRB”.
In 2023, the Board declared regular quarterly cash dividends of $0.10 per share in the first quarter and $0.11 per share in each of the remaining three quarters, as well as special dividends of $0.50 per share in the first, third, and fourth quarters, for a total of $501 million in aggregate dividends in 2023.

The approximate number of record holders of the common stock on February 15, 2024 was 327.

The chart below shows a comparison of 5 year cumulative total return.
Comparison of 5 Year Cumulative Total Return
Assumes initial investment of $100 on January 1, 2018, with dividends reinvested.

W. R. Berkley Corporation
S&P 500 Index - Total Returns
S&P 500 Property & Casualty Insurance Index
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023

As of December 31, 2023, the S&P 500® Property and Casualty Insurance Index consists of The Allstate Corporation, Arch Capital Group Ltd. (added Nov. 2022), Chubb Limited, Cincinnati Financial Corporation, The Hartford Financial Services Group, Inc., Loews Corporation (CNA), The Progressive Corporation, The Travelers Companies, Inc., and W. R. Berkley Corporation (added Dec. 2019).

		2018	2019	2020	2021	2022	2023
W. R. Berkley Corporation	Cum $	100.00	143.83	139.30	177.37	237.46	238.04
S&P 500 Index - Total Returns	Cum $	100.00	131.48	155.64	200.28	163.89	207.05
S&P 500 Property and Casualty Insurance Index	Cum $	100.00	125.87	133.84	157.28	187.04	207.20
Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2023 and the remaining number of shares authorized for purchase by the Company during such period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 2023	371,497	$63.75	371,497	14,430,487
November 2023	—	—	—	14,430,487
December 2023	1,189,204	69.75	1,189,204	13,241,283

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates worldwide in two segments of the property and casualty business: Insurance and Reinsurance & Monoline Excess. Our decentralized structure provides us with the flexibility to respond quickly and efficiently to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. While providing our business units with certain operating autonomy, our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment, reinsurance, enterprise risk management, and actuarial, financial and corporate compliance support. The Company’s primary sources of revenues and earnings are its insurance operations and its investments.
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
In March 2022, the Company sold a real estate investment consisting of an office building located in London for £718 million. The Company realized a pretax gain of $317 million in the first quarter of 2022, before transaction expenses and the impact of foreign currency, including the reversal of the currency translation adjustment. The gain was $251 million after such adjustments.
In June 2023, the Company completed a sale of the property and casualty insurance services division of Breckenridge IS, Inc. and recognized a pre-tax net realized gain on investment of $89 million.
The ultimate impact of COVID-19 on the Company’s results of operations, financial position and liquidity is not within the Company’s control and remains unclear due to, among other factors, its ongoing impact and uncertainty in connection with its claims, reserves and reinsurance recoverables.

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
Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to the Company. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for lines with short reporting lags) as well as the amount of reserves needed for incurred but not reported losses (less IBNR is required for lines with short reporting lags). As a result, loss reserves for lines with short reporting lags are likely to have less variation from initial loss estimates. For lines with short reporting lags, which include auto, primary workers’ compensation, other liability (claims-made) and property business, the key assumption is the loss emergence pattern used to project ultimate loss estimates from known losses paid or reported to date. For lines of business with long reporting lags, which include other liability (occurrence), products liability, excess workers’ compensation and liability reinsurance, the key assumption is the expected loss ratio since there is often little paid or incurred loss data to consider. Historically, the Company has experienced less variation from its initial loss estimates for lines of businesses with short reporting lags than for lines of business with long reporting lags.
The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect the latest reported loss data, current trends and other factors observed. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity, relative to our assumptions, on our loss estimate for claims occurring in 2023:

(In thousands)	Frequency (+/-)
Severity (+/-)	1%	5%	10%
1%	$126,867	$381,863	$700,608
5%	381,863	646,957	978,326
10%	700,608	978,326	1,325,474
Our net reserves for losses and loss expenses of approximately $15.7 billion as of December 31, 2023 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $3.1 billion, or 20%, of the Company’s net loss reserves as of December 31, 2023 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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
Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of December 31, 2023 and 2022:

(In thousands)	2023	2022
Insurance	$12,518,591	$11,233,924
Reinsurance & Monoline Excess	3,143,229	3,014,955
Net reserves for losses and loss expenses	15,661,820	14,248,879
Ceded reserves for losses and loss expenses	3,077,832	2,762,344
Gross reserves for losses and loss expenses	$18,739,652	$17,011,223

Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of December 31, 2023 and 2022:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
December 31, 2023
Other liability	$1,927,701	$4,561,410	$6,489,111
Workers’ compensation (1)	1,019,445	790,944	1,810,389
Professional liability	527,555	1,438,102	1,965,657
Auto	722,963	734,832	1,457,795
Short-tail lines (2)	377,278	418,361	795,639
Total Insurance	4,574,942	7,943,649	12,518,591
Reinsurance & Monoline Excess (1) (3)	1,579,069	1,564,160	3,143,229
Total	$6,154,011	$9,507,809	$15,661,820
December 31, 2022
Other liability	$1,808,700	$3,826,444	$5,635,144
Workers’ compensation (1)	1,023,961	899,215	1,923,176
Professional liability	501,572	1,243,604	1,745,176
Auto	629,149	528,398	1,157,547
Short-tail lines (2)	403,974	368,907	772,881
Total Insurance	4,367,356	6,866,568	11,233,924
Reinsurance & Monoline Excess (1) (3)	1,551,687	1,463,268	3,014,955
Total	$5,919,043	$8,329,836	$14,248,879
____________________
(1)Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $390 million and $416 million as of December 31, 2023 and 2022, respectively.
(2)Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery, high net worth homeowners and other lines.
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
Net prior year development (i.e, the sum of prior year reserve changes and prior year earned premiums changes) for each of the last three years ended December 31, are as follows:

(In thousands)	2023	2022	2021
Increase in prior year loss reserves	$(29,681)	$(54,511)	$(863)
Increase in prior year earned premiums	10,782	18,106	7,510
Net (unfavorable) favorable prior year development	$(18,899)	$(36,405)	$6,647
The COVID-19 global pandemic has impacted, and may further impact, the Company’s loss costs. Accordingly, the ultimate net impact of COVID-19 on the Company's reserves remains uncertain. As of December 31, 2023, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $384 million, of which $326 million relates to the Insurance segment and $58 million relates to the Reinsurance & Monoline Excess segment. Such $384 million of COVID-19-related losses included $381 million of reported losses and $3 million of IBNR. For the year ended December 31, 2023, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $1 million, all of which relates to the Insurance segment.
Unfavorable prior year development (net of additional and return premiums) was $19 million in 2023.
Insurance – Reserves for the Insurance segment developed unfavorably by $24 million in 2023 (net of additional and return premiums). The unfavorable development for the segment was concentrated in the early part of the year, with reserve development being flat overall during the second half of 2023. A key driver of the unfavorable development early in 2023 was property catastrophe losses related to 2022 events which were still being adjusted and settled during the early part of 2023. In particular, losses related to U.S. winter storms which occurred during the month of December 2022 were a significant contributor to the development, as information gathering and evaluation of many of these claims were still ongoing into the new year.
In addition to the property prior year development discussed above, during 2023 the Insurance segment also experienced adverse prior year development on casualty lines of business for the 2016 through 2019 accident years, which was offset by favorable prior year development on casualty lines of business for the 2020 through 2022 accident years. The unfavorable development on the 2016 through 2019 accident years was concentrated in the general liability and commercial auto liability lines of business. The development, which particularly impacted business attaching excess of primary policy limits, was driven by a larger than expected number of large losses reported. The Company believes social inflation is contributing to an increase in the frequency of large losses for these accident years. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The favorable prior year development on casualty lines for the 2020 through 2022 accident years in the Insurance segment was concentrated in the professional liability, workers’ compensation, and general liability lines of business. Due to elevated uncertainty regarding incurred loss frequency and severity as a result of ongoing social inflation and the impacts of the COVID-19 pandemic, the Company set its initial loss ratios for the 2020 through 2022 accident years prudently, and largely maintained these estimates through the end of each respective accident year. The reported loss experience to date for these lines of business for the 2020 through 2022 accident years has been significantly better than was expected, and the Company has begun to react to this favorable emergence as the accident years mature beyond the age of twelve months. It should also be noted that commercial auto liability experienced adverse prior year development for the 2020 through 2022 accident years, which partially offset the favorable development discussed above; the adverse development was driven by a larger than expected number of large losses reported.
Reinsurance & Monoline Excess – Reserves for the Reinsurance & Monoline Excess segment developed favorably by $5 million in 2023 (net of additional and return premiums). The overall favorable prior year development for the segment was driven mainly by favorable development in excess workers’ compensation, substantially offset by unfavorable development in the non-proportional reinsurance assumed liability and excess general liability (including umbrella) lines of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to our expectations, and to favorable claim settlements. The favorable development was spread across many prior accident years. The unfavorable development for non-proportional reinsurance assumed liability and excess general liability was associated primarily with our U.S. assumed reinsurance business, and related to accounts reinsuring excess and umbrella business and construction projects. The adverse development was concentrated mainly in accident years 2017 through 2020.
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
The unfavorable development mentioned above also includes favorable prior year development for the Insurance segment primarily attributable to the 2020 and 2021 accident years and unfavorable development on the 2015 through 2019 accident years. The favorable development on the 2020 and 2021 accident years was concentrated in certain casualty lines of business including general liability, professional liability, and workers’ compensation. The Company experienced lower reported claim frequency in these lines of business during 2020 and 2021 relative to historical averages, and continued to experience lower reported incurred losses relative to its expectations for these accident years as they developed during 2022. These trends began in 2020 and we believe were caused by the impacts of the COVID-19 pandemic, including for example, lockdowns, reduced driving/traffic and increased work from home. Due to the uncertainty regarding the ultimate impacts of the pandemic on accident years 2020 and 2021 incurred losses, the Company was cautious in reacting to these lower trends in setting and updating its loss ratio estimates for these years. As these accident years have continued to mature, the Company has continued to recognize some of the favorable reported experience in its ultimate loss estimates made during 2022.
The unfavorable development on the 2015 through 2019 accident years was concentrated in the general liability and professional liability, including medical professional, lines of business, as well as auto liability. The development was driven by a larger than expected number of large losses reported. The Company believes social inflation is contributing to an increase in the frequency of large losses for these accident years. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
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
The favorable development on the 2020 accident year was largely concentrated in the auto liability and other liability lines of business, including commercial multi-peril liability. During 2020 the Company achieved larger rate increases in these lines of business than were contemplated in its budget and in its initial loss ratio selections. The Company also experienced significantly lower reported claim frequency in these lines in 2020 relative to historical averages, and lower reported incurred losses relative to its expectations. We believe that the lower claim frequency and lower reported incurred losses were caused by the impacts of the COVID-19 pandemic, for example, lockdowns, reduced driving and traffic, work from home, and court closures. However, due to the uncertainty regarding the ultimate impacts of the pandemic on accident year 2020 incurred losses, the Company elected not to react to these lower reported trends during 2020. As more information became available and the 2020 accident year continued to mature, during 2021 the Company started to recognize favorable accident year 2020 development in response to the continuing favorable reported loss experience relative to its expectations.

The adverse development on the 2016 through 2019 accident years is concentrated largely in the other liability line of business, including commercial multi-peril liability, but is also seen to a lesser extent in auto liability. The adverse development for these accident years is driven by a higher than expected number of large losses reported, and particularly impacted the directors and officers liability, lawyers professional liability, and excess and surplus lines casualty classes of business. We also believe that increased social inflation is contributing to the increased number of large losses, for example, higher jury awards on cases which go to trial, and the corresponding higher demands from plaintiffs and higher values required to reach settlement on cases which do not go to trial.
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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,352 million and $1,464 million at December 31, 2023 and 2022, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $390 million and $416 million at December 31, 2023 and 2022, respectively. At December 31, 2023, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.4%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2023) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2023), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates prescribed or permitted by the Department of Insurance of the State of Delaware.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $65 million and $60 million at December 31, 2023 and 2022, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2023 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Foreign government	33	$102,689	$107,301
State and municipal	5	22,830	6,469
Corporate	16	21,424	1,928
Mortgage-backed securities	15	4,393	185
Asset-backed securities	5	197	148
Total	74	$151,533	$116,031
As of December 31, 2023, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $37 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $3 million and $2 million as of December 31, 2023 and 2022, respectively.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of December 31, 2023:

(In thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$19,589,441	97.3%
Syndicate manager	85,139	0.4
Directly by the Company based on:
Observable data	450,356	2.3
Total	$20,124,936	100.0%
Independent pricing services - Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2023, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Years Ended December 31, 2023 and 2022
Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the years ended December 31, 2023 and 2022. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(In thousands)	2023	2022
Insurance
Gross premiums written	$11,561,138	$10,583,785
Net premiums written	9,657,121	8,784,146
Net premiums earned	9,130,324	8,369,062
Loss ratio	62.3%	61.3%
Expense ratio	28.4	27.9
GAAP combined ratio	90.7	89.2
Reinsurance & Monoline Excess
Gross premiums written	$1,410,868	$1,325,267
Net premiums written	1,297,346	1,219,924
Net premiums earned	1,270,363	1,192,367
Loss ratio	53.8%	61.3%
Expense ratio	28.3	28.4
GAAP combined ratio	82.1	89.7
Consolidated
Gross premiums written	$12,972,006	$11,909,052
Net premiums written	10,954,467	10,004,070
Net premiums earned	10,400,687	9,561,429
Loss ratio	61.3%	61.3%
Expense ratio	28.4	28.0
GAAP combined ratio	89.7	89.3

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the years ended December 31, 2023 and 2022.

(In thousands, except per share data)	2023	2022
Net income to common stockholders	$1,381,359	$1,381,062
Weighted average diluted shares	273,298	279,461
Net income per diluted share	$5.05	$4.94
The Company reported net income of $1,381 million in both 2023 and 2022. The 2023 net income reflected an after-tax increase in net investment income of $216 million primarily due to rising interest rates and a larger investment portfolio related to fixed maturity securities, an after-tax increase in underwriting income of $38 million mainly due to the growth in premium rates, an after-tax reduction in interest expenses of $2 million due to debt repayment in 2022, an after-tax increase in profit from insurance service businesses of $1 million and an after-tax increase of $1 million in minority interest, offset by an after-tax reduction in net investment gains of $123 million mainly due to the gain on sale of a real estate investment in 2022, an after-tax increase in foreign currency losses of $65 million mainly due to weakening of the U.S. dollar against other currencies in 2023, an after-tax increase in corporate expenses of $37 million due to increased compensation-related costs, an increase of $28 million in tax expense due to a change in the effective tax rate and an after-tax decrease in profits from non-insurance businesses of $5 million. The number of weighted average diluted shares decreased by 6.2 million for 2023 compared to 2022, mainly reflecting shares repurchased in 2023.
Premiums. Gross premiums written were $12,972 million in 2023, an increase of 9% from $11,909 million in 2022. The increase was due to the growth in the Insurance segment of $977 million and $86 million in the Reinsurance & Monoline Excess segment. Approximately 81% and 82% of premiums expiring were renewed in 2023 and 2022, respectively.

Average renewal premium rates for insurance and facultative reinsurance increased 7.1% in 2023 and 6.4% in 2022, when adjusted for changes in exposures. Average renewal premium rates for insurance and facultative reinsurance excluding workers' compensation increased 8.1% in 2023 and 7.5% in 2022, when adjusted for changes in exposures.
A summary of gross premiums written in 2023 compared with 2022 by line of business within each business segment follows:
•Insurance gross premiums increased 9% to $11,561 million in 2023 from $10,584 million in 2022. Gross premiums increased $516 million (13%) for other liability, $454 million (19%) for short-tail lines, $141 million (11%) for auto and $10 million (1%) for workers' compensation, partially offset by a reduction of $144 million (9%) for professional liability.
•Reinsurance & Monoline Excess gross premiums increased 6% to $1,411 million in 2023 from $1,325 million in 2022. Gross premiums written increased $79 million (30%) for property lines and $28 million (12%) for monoline excess, partially offset by a reduction of $22 million (3%) for casualty lines.
Net premiums written were $10,954 million in 2023, an increase of 10% from $10,004 million in 2022. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in both 2023 and 2022.
Premiums earned increased 9% to $10,401 million in 2023 from $9,561 million in 2022. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly recent rate increases will be earned over the upcoming quarters. Premiums earned in 2023 are related to business written during both 2023 and 2022. Audit premiums were $363 million in 2023 compared with $312 million in 2022.
Net Investment Income. Following is a summary of net investment income (loss) for the years ended December 31, 2023 and 2022:

	Amount		Average Annualized Yield
(In thousands)	2023	2022	2023	2022
Fixed maturity securities, including cash and cash equivalents and loans receivable	$929,098	$549,281	4.4%	2.9%
Arbitrage trading account	69,369	45,213	5.7	3.9
Equity securities	55,726	52,600	5.1	4.9
Investment funds	16,743	145,099	1.0	8.9
Real estate	(11,185)	(3,087)	(0.9)	(0.2)
Gross investment income	1,059,751	789,106	4.0	3.2
Investment expenses	(6,916)	(9,921)	—	—
Total	$1,052,835	$779,185	4.0%	3.2%
Net investment income increased 35% to $1,053 million in 2023 from $779 million in 2022 due primarily to a $380 million increase in income from fixed maturity securities mainly driven by higher interest rates and a larger investment portfolio, a $24 million increase from the arbitrage trading account (including investment income from trading account receivables from brokers and clearing organizations), a $3 million increase from equity securities and a $3 million reduction in investment expenses, partially offset by a $128 million decrease in income from investment funds primarily due to financial service funds and real estate funds and an $8 million decrease in real estate. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 4.4% in 2023 and 2.9% in 2022. The effective duration of the fixed maturity portfolio was 2.4 years at both December 31, 2023 and 2022. The Company maintained the shortened duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. Average invested assets, at cost (including cash and cash equivalents), were $26.4 billion in 2023 and $24.4 billion in 2022.
Insurance Service Fees. The Company earns fees from an insurance distribution business (part of which was sold in June 2023), a third-party administrator, and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $106 million in 2023 and $111 million in 2022. The decrease in service fees resulted from the sale of the property and casualty insurance services division of Breckenridge IS, Inc.
Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $48 million in 2023 compared with $217 million in 2022. In 2023, the gains reflected a change in unrealized gains on equity securities of $70 million, partially offset by net realized losses on investments of $23 million. In 2022, the gains reflected net realized gains on investments of $218 million (primarily due to a $251 million net gain from the sale of a real estate investment in London after transaction expenses and the foreign currency impact including reversal of the currency translation adjustment), partially offset by a change in unrealized losses on equity securities of $1 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. In 2023, the pre-tax change in allowance for expected credit losses on investments increased by $498 thousand ($393 thousand after-tax), which is reflected in net investment gains. In 2022, the pre-tax change in allowance for expected credit losses on investments increased by $15 million ($12 million after-tax), which is reflected in net investment gains, primarily due to change in estimate.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions, and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $536 million in 2023 and $510 million in 2022. The increase mainly relates to aviation-related business and the commercial and residential textile business, which we acquired in 2022, partially offset by the decrease of promotional merchandise and existing textile business.
Losses and Loss Expenses. Losses and loss expenses increased to $6,372 million in 2023 from $5,862 million in 2022. The consolidated loss ratio was 61.3% in both 2023 and 2022. Catastrophe losses, net of reinsurance recoveries, were $195 million (including current accident year losses of approximately $1 million related to COVID-19) in 2023 compared with $212 million (including losses of approximately $5 million related to COVID-19) in 2022. Adverse prior year reserve development (net of premium offsets) was $19 million in 2023 and $36 million in 2022 (refer to Note 13 of our consolidated financial statements for more detail). The loss ratio excluding catastrophe losses and prior year reserve development was 59.2% and 58.7% in 2023 and 2022, respectively.
A summary of loss ratios in 2023 compared with 2022 by business segment follows:
•Insurance - The loss ratio was 62.3% in 2023 and 61.3% in 2022. Catastrophe losses were $160 million in 2023 compared with $127 million in 2022. Adverse prior year reserve development was $24 million in 2023, principally from property catastrophe losses, and $40 million in 2022. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.0 points to 60.3% in 2023 from 59.3% in 2022.
•Reinsurance & Monoline Excess - The loss ratio was 53.8% in 2023 and 61.3% in 2022. Catastrophe losses were $35 million in 2023 compared with $85 million in 2022. Favorable prior year reserve development was $5 million in 2023 and $4 million in 2022. The loss ratio excluding catastrophe losses and prior year reserve development decreased 3.1 points to 51.4% in 2023 from 54.5% in 2022.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2023	2022
Policy acquisition and insurance operating expenses	$2,954,686	$2,673,903
Insurance service expenses	91,714	96,419
Net foreign currency losses (gains)	31,799	(50,930)
Other costs and expenses	285,737	242,113
Total	$3,363,936	$2,961,505
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
Service expenses, which represent the costs associated with the fee-based businesses, was $92 million in 2023, down from $96 million in 2022, as a result of the sale of the property and casualty insurance services division of Breckenridge IS, Inc.

Net foreign currency losses (gains) result from transactions denominated in a currency other than a businesses’ functional currency. Net foreign currency losses were $32 million in 2023 compared to gains of $51 million in 2022, primarily related to the strengthening of the U.K. sterling and Euro against the U.S. dollar in 2023.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $286 million in 2023 from $242 million in 2022, primarily due to the increase in compensation-related costs in 2023.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions, and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided and (ii) general and administrative expenses. Expenses from non-insurance businesses were $525 million in 2023 compared to $493 million in 2022. The increase mainly relates to the aviation-related business and the residential and commercial textile business, which we acquired in 2022, partially offset by the decrease of promotional merchandise and existing textile business.
Interest Expense. Interest expense was $127 million in 2023, down from $130 million in 2022, primarily due to the repayment at maturity of its $77 million aggregate principal amount of 8.7% senior notes and its $350 million aggregate principal amount of 4.625% senior notes in the first quarter of 2022.
Income Taxes. The effective income tax rate was 21.1% in 2023 and 19.5% in 2022. The higher effective income tax rate for the year, as compared to 2022, was primarily due to a net reduction to the Company’s valuation allowance against foreign tax credits and foreign net operating losses in the earlier period. See Note 16 of the Consolidated Financial Statements for a reconciliation of the income tax expense and the amounts computed by applying the Federal income tax rate of 21%.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $261 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.
On August 16, 2022, the Inflation Reduction Act of 2022 was enacted. Among other things, the legislation introduced a corporate alternative minimum tax on certain corporations. The tax is applicable for taxable years beginning after December 31, 2022 and imposes a 15% minimum tax on a corporation’s applicable financial statement income. While we are not subject to this tax in 2023, we continue to evaluate the overall impact of this tax legislation on our operations and U.S. federal income tax position. In addition, a 1% excise tax on the value of corporate share repurchases (net of issuance) went into effect on January 1, 2023, but was not material for 2023.
Further, the Company is monitoring the impact of the implementation of a global minimum tax rate of 15%, also known as Pillar Two, as introduced by the Organization for Economic Co-operation and Development, which applies in some countries commencing in 2024. Our initial assessment is that the impact will not be significant, as the Company mainly operates in jurisdictions with a statutory tax rate above 15%.
The “Bermuda Corporate Income Tax Act 2023” was passed into law December 27, 2023 in Bermuda. The income tax will be based on a statutory tax rate of 15% on Bermuda businesses, subject to reductions for foreign tax credits, and will be effective for fiscal years beginning on or after January 1, 2025. Although we do not currently believe that this will have a material impact on our income tax position, we will continue to evaluate this tax legislation in 2024.

Results of Operations for the Years Ended December 31, 2022 and 2021
For a comparison of the Company’s results of operations for the year ended December 31, 2022 to the year ended December 31, 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 24, 2023.

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
The Company also attempts to maintain an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration of the investment portfolio was 2.4 years at both December 31, 2023 and 2022. The Company’s investment portfolio and investment-related assets as of December 31, 2023 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$1,716,731	6.4%
State and municipal:
Special revenue	1,606,195	6.0
State general obligation	432,078	1.6
Local general obligation	387,336	1.5
Corporate backed	154,839	0.6
Pre-refunded (1)	104,478	0.4
Total state and municipal	2,684,926	10.1
Mortgage-backed securities:
Agency	1,429,956	5.4
Commercial	644,313	2.4
Residential-Prime	192,193	0.7
Residential-Alt A	2,861	—
Total mortgage-backed securities	2,269,323	8.5
Asset-backed securities	4,187,040	15.7
Corporate:
Industrial	3,559,555	13.4
Financial	2,779,234	10.4
Utilities	684,924	2.6
Other	630,346	2.4
Total corporate	7,654,059	28.8
Foreign government	1,666,229	6.3
Total fixed maturity securities	20,178,308	75.8
Equity securities available for sale:
Common stocks	838,054	3.1
Preferred stocks	252,293	0.9
Total equity securities available for sale	1,090,347	4.0
Investment funds	1,621,655	6.1
Cash and cash equivalents	1,363,195	5.1
Real estate	1,249,874	4.7
Arbitrage trading account	938,049	3.5
Loans receivable	201,271	0.8
Total investments	$26,642,699	100.0%
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
Investment Funds. At December 31, 2023, the carrying value of investment funds was $1,622 million, including investments in financial services funds of $433 million, other funds of $397 million (which includes a deferred compensation trust asset of $36 million), transportation funds of $344 million, real estate funds of $202 million, infrastructure funds of $131 million and energy funds of $115 million. Investment funds are primarily reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At December 31, 2023, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing. The Company recognized impairments on real estate of $72 million in 2023. During the first quarter of 2022, the Company sold an office building in London.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, net of allowance for expected credit losses, had an amortized cost of $201 million and an aggregate fair value of $198 million at December 31, 2023. The amortized cost of loans receivable is net of an allowance for expected credit losses of $3 million as of December 31, 2023. Loans receivable include real estate loans of $200 million that are secured by commercial and residential real estate located primarily in London and New York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2026. Loans receivable include commercial loans of $1 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.

Liquidity and Capital Resources
Cash Flow. Cash flow provided from operating activities increased to $2,929 million in 2023 from $2,569 million in 2022, primarily due to an increase in premium receipts partially offset by increased loss and loss expense payments.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average number of years held for its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed maturity securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 81% invested in cash, cash equivalents and marketable fixed maturity securities as of December 31, 2023. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At December 31, 2023, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,837 million and a face amount of $2,865 million. The maturities of the outstanding debt are $7 million in 2024, $3 million in 2025, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of December 31, 2023, there were no borrowings outstanding under the facility.
Equity. At December 31, 2023, total common stockholders’ equity was $7.5 billion, common shares outstanding were 256,544,757 and stockholders’ equity per outstanding share was $29.06. The Company repurchased 8,707,676 and 1,370,394 shares of its common stock in 2023 and 2022, respectively. The aggregate cost of the repurchases was $537 million in 2023 and $94 million in 2022. In 2023, the Board declared regular quarterly cash dividends of $0.10 per share in the first quarter and $0.11 per share in each of the remaining three quarters, as well as special dividends of $0.50 per share in the first, third, and fourth quarters, for a total of $501 million in aggregate dividends in 2023.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $10.3 billion at December 31, 2023. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 28% and 30% at December 31, 2023 and 2022, respectively.

Federal and Foreign Income Taxes
The Company files a consolidated income tax return in the U.S. and foreign tax returns in each of the countries in which it has overseas operations. At December 31, 2023, the Company had a gross deferred tax asset of $777 million (which primarily relates to, loss and loss expense reserves, unearned premium reserves and unrealized losses on investments). The Company also has a $36 million valuation allowance against the gross deferred tax asset and a gross deferred tax liability of $473 million (which primarily relates to deferred policy acquisition costs, and various investment funds) resulting in a net deferred tax asset of $267 million. The realization of this asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

Reinsurance
The Company follows customary industry practice of reinsuring a portion of its exposures in exchange for paying reinsurers a part of the premiums received on the policies it writes. Reinsurance is purchased by the Company principally to reduce its net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. The Company monitors the financial condition of its reinsurers and attempts to place its coverages only with financially sound carriers. Reinsurance coverage and retentions vary depending on the line of business, location of the risk and nature of loss. The Company’s reinsurance purchases include the following:
•Property reinsurance treaties - The Company purchases property reinsurance to reduce its exposure to large individual property losses and catastrophe events. Following is a summary of significant property reinsurance treaties in effect as of January 1, 2024:
◦The Company’s property per risk reinsurance generally covers losses between $2.5 million and $85 million.
◦The Company’s catastrophe excess of loss reinsurance program provides protection for business written by its Insurance segment businesses and U.S. and non-U.S. business written by Lloyd's Syndicate, excluding offshore energy. For 2024, some of our property catastrophe reinsurance is placed via industry loss warranty (ILW) covers and the equivalent W. R. Berkley limit and retention (and resulting net position) are estimated based on our market share and modeled outcome when applying the ILW layering. Retentions by territory and peril range between $62.1 million and $83.6 million. Limits purchased are the difference between the corresponding retention and the following amounts:
▪For terrorism: $700 million.
▪For Northeast wind exposures: $600 million.
▪For all other perils and/or territories: $500 million.
•Casualty reinsurance treaties - The Company purchases casualty reinsurance to reduce its exposure to large individual casualty losses, workers’ compensation catastrophe losses and casualty losses involving multiple claimants or insureds for the majority of business written by its U.S. companies. A significant casualty treaty (casualty catastrophe) in effect as of January 1, 2024 provides protection for losses between $10 million and $70 million from single events with claims involving two or more insurable interests or for systemic events involving multiple insureds and/or policy years. The treaty also covers casualty contingency losses in excess of $5 million and up to $100 million. We have a co-participation on this casualty catastrophe treaty. For losses involving two or more claimants for primary workers’ compensation business, coverage is generally in place for losses between $10 million and $500 million. For excess workers’ compensation business, such coverage is generally in place for losses between $25 million and $500 million. Our workers’ compensation catastrophe reinsurance program is a shared cover for both excess and primary workers’ compensation business.
•Facultative reinsurance - The Company also purchases facultative reinsurance on certain individual policies or risks that are in excess of treaty reinsurance capacity.
•Other reinsurance - Depending on the business, the Company purchases specific additional reinsurance to supplement the above programs.
•Lifson Re will continue to be a participant on the majority of the Company’s reinsurance placements for a 30.0% share of the placed amounts. This pertains to all traditional treaty reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. Lifson Re is currently capitalized with $380 million of equity from a small group of sophisticated global investors with long-term investment horizons, including a minority participation by the Company. Lifson Re will participate on a fully collateralized basis.
The Company places a number of its casualty treaties on a “risk attaching” basis. Under risk attaching treaties, all claims from policies incepting during the period of the reinsurance contract are covered even if they occur after the expiration date of the reinsurance contract. If the Company is unable to renew or replace its existing reinsurance coverage, protection for unexpired policies would remain in place until their expiration. In such case, the Company could revise its underwriting strategy for new business to reflect the absence of reinsurance protection. The casualty catastrophe treaty highlighted above was purchased on a “losses discovered” basis. Property catastrophe and workers’ compensation catastrophe reinsurance is generally placed on a “losses occurring basis,” whereby only claims occurring during the period are covered. If the Company is unable to renew or replace these reinsurance coverages, unexpired policies would not be protected, though we generally have the option to purchase run-off coverage in our treaties.

Following is a summary of earned premiums and loss and loss expenses ceded to reinsurers for each of the three years ended December 31, 2023:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Earned premiums	$1,958,581	$1,883,263	$1,805,341
Losses and loss expenses	1,376,144	1,269,338	1,236,960
Ceded earned premiums increased 4.0% in 2023 to $1,959 million. The ceded losses and loss expenses ratio increased 3 points to 70% in 2023 from 67% in 2022.
The following table presents the credit quality of amounts due from reinsurers as of December 31, 2023.

(In thousands)
Reinsurer	Rating	(1)	Amount
Amounts due in excess of $20 million:

Lloyd’s of London	A+		$402,210
Partner Re	A+		314,471
Munich Re	AA-		310,985
Berkshire Hathaway	AA+		307,878
Hannover Re Group	AA-		231,172
Renaissance Re	A+		217,008
Swiss Re	AA-		176,377
Everest Re	A+		145,155
Liberty Mutual	A		117,556
Axis Capital	A+		86,680
Fairfax Financial	A		64,300
Korean Re	A		57,530
Arch Capital Group	A+		54,175
Sompo Holdings Group	A+		47,520
Axa Insurance	AA-		45,680
TOA RE	A		37,140
Nationwide Group	A+		32,411
Markel Corp Group	A		31,827
Helvetia Holdings Group	A+		31,429
Chubb Group	AA		24,459
MS & AD Insurance Group	A		20,144
Other reinsurers:
Rated A- or better			115,696
Secured (2)			485,906
All Others			50,429
Subtotal			$3,408,138
Residual market pools (3)			134,793
Allowance for expected credit losses			(8,404)
Total			$3,534,527
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

Contractual Obligations
Following is a summary of the Company's contractual obligations as of December 31, 2023:

(In thousands)
Estimated Payments By Periods	2024	2025	2026	2027	2028	Thereafter
Gross reserves for losses	$4,910,394	$3,535,759	$2,737,474	$2,076,132	$1,498,912	$4,382,688
Operating lease obligations	50,222	41,249	34,072	24,900	23,206	84,014
Purchase obligations	248,326	109,243	64,741	53,865	55,842	—
Subordinated debentures	—	—	—	—	—	1,035,000
Senior notes and other debt	—	—	—	—	—	1,820,000
Interest payments	125,580	125,580	125,580	125,235	125,120	3,029,044
Other long-term liabilities	2,279	2,079	1,901	1,738	1,582	19,077
Total	$5,336,801	$3,813,910	$2,963,768	$2,281,870	$1,704,662	$10,369,823
The estimated payments for reserves for losses and loss expenses in the above table represent the projected (undiscounted) payments for gross loss and loss expense reserves related to losses incurred as of December 31, 2023. The estimated payments in the above table do not consider payments for losses to be incurred in future periods. These amounts include reserves for reported losses and reserves for incurred but not reported losses. Estimated amounts recoverable from reinsurers are not reflected. The estimated payments by year are based on historical loss payment patterns.The actual payments may differ from the estimated amounts due to changes in ultimate loss reserves and in the timing of the settlement of those reserves. In addition, at December 31, 2023, the Company had commitments to invest up to $339 million and $106 million in certain investment funds and real estate construction projects, respectively. These amounts are not included in the above table.

The Company utilizes letters of credit to back certain reinsurance payments and obligations. Outstanding letters of credit were $29 million as of December 31, 2023. The Company has made certain guarantees to state regulators that the statutory capital of certain subsidiaries will be maintained above certain minimum levels.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the average number of years held for its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.4 years at both December 31, 2023 and 2022.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.
The following table outlines the groups of fixed maturity securities and their effective duration at December 31, 2023:

	Effective
	Duration
($ in thousands)	(Years)	Fair Value
Mortgage-backed securities	3.9	$2,269,430
State and municipal	3.2	2,688,058
U.S. government and government agencies	3.1	1,716,731
Foreign government	2.7	1,666,229
Corporate	2.5	7,654,059
Loans receivable	1.4	198,244
Asset-backed securities	1.1	4,187,040
Cash and cash equivalents	0.0	1,363,195
Total	2.4	$21,742,986
Duration is a common measure of the price sensitivity of fixed maturity securities to changes in interest rates. The Company determines the estimated change in fair value of the fixed maturity securities, assuming parallel shifts in the yield curve for treasury securities while keeping spreads between individual securities and treasury securities static. The estimated fair value at specified levels at December 31, 2023 would be as follows:

(In thousands)	Estimated Fair Value	Change in Fair Value
Change in interest rates:
300 basis point rise	$20,180,450	$(1,562,536)
200 basis point rise	20,691,790	(1,051,196)
100 basis point rise	21,215,431	(527,555)
Base scenario	21,742,986	—
100 basis point decline	22,265,903	522,917
200 basis point decline	22,780,386	1,037,400
300 basis point decline	23,286,292	1,543,306

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of W. R. Berkley Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes and financial statement schedules II to VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Reserves for losses and loss expenses
As discussed in Notes 1 and 13 to the consolidated financial statements, the Company estimates the reserves for losses and loss expenses (reserves) using a variety of actuarial techniques and methods. The key assumptions used to arrive at the best estimate of recorded reserves are expected loss ratios, rate of loss cost inflation, reported and paid loss emergence patterns, loss frequency and severity, and the loss reporting lag. Such amounts are adjusted for certain qualitative factors. The reserves as of December 31, 2023 were $18.7 billion.
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
The following are the primary procedures we performed to address the critical audit matter. With the assistance of actuarial professionals, when appropriate, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s reserving process. This included controls over the Company’s process to develop the Company’s best estimate of reserves based on actuarial methodologies and assumptions employed by the Company’s actuaries. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•examining the Company’s actuarial methodologies for compliance with Actuarial Standards of Practice
•evaluating the Company’s ability to discount certain reserves by comparing the expected payout pattern of claims paid to actual claims paid
•evaluating the Company’s actuarial point estimate by performing independent actuarial analyses for certain of the larger, more complex businesses
•evaluating the Company’s actuarial point estimate by examining the Company actuaries’ process, and key assumptions for certain of the remaining businesses
•developing an independent range of reserves based on actuarial methodologies and assumptions and comparing to the Company’s recorded reserves
•evaluating the Company’s recorded reserves and year-over-year movements of the Company’s reserves relative to, and within, the independently developed range of reserves.

/S/ KPMG LLP
We have served as the Company’s auditor since 1972.
New York, New York
February 23, 2024

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
REVENUES:
Net premiums written	$10,954,467	$10,004,070	$8,862,867
Change in net unearned premiums	(553,780)	(442,641)	(756,836)
Net premiums earned	10,400,687	9,561,429	8,106,031
Net investment income	1,052,835	779,185	671,618
Net investment gains:
Net realized and unrealized gains on investments	47,540	217,311	106,958
Change in allowance for expected credit losses on investments	(498)	(14,914)	(16,326)
Net investment gains	47,042	202,397	90,632
Revenues from non-insurance businesses	535,508	509,548	489,151
Insurance service fees	106,485	110,544	93,857
Other income	381	3,396	4,177
Total revenues	12,142,938	11,166,499	9,455,466
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	6,372,142	5,861,750	4,953,960
Other operating costs and expenses	3,363,936	2,961,505	2,599,270
Expenses from non-insurance businesses	524,998	493,189	472,151
Interest expense	127,459	130,374	147,180
Total operating costs and expenses	10,388,535	9,446,818	8,172,561
Income before income taxes	1,754,403	1,719,681	1,282,905
Income tax expense	(370,557)	(334,727)	(251,890)
Net income before noncontrolling interests	1,383,846	$1,384,954	1,031,015
Noncontrolling interests	(2,487)	(3,892)	(8,525)
Net income to common stockholders	$1,381,359	$1,381,062	$1,022,490
NET INCOME PER SHARE:
Basic	$5.10	$4.99	$3.69
Diluted	$5.05	$4.94	$3.66
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net income before noncontrolling interests	$1,383,846	$1,384,954	$1,031,015
Other comprehensive gain (loss):
Change in unrealized translation adjustments	32,192	1,179	(20,969)
Change in unrealized investment gains (losses), net of taxes	306,553	(983,803)	(198,812)
Other comprehensive gain (loss)	338,745	(982,624)	(219,781)
Comprehensive income	1,722,591	402,330	811,234
Noncontrolling interests	(2,485)	(3,890)	(8,523)
Comprehensive income to common stockholders	$1,720,106	$398,440	$802,711
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2023	2022
Assets
Investments:
Fixed maturity securities (amortized cost of $20,915,245 and $18,715,483; allowance for expected credit losses of $36,751 and $37,466 at December 31, 2023 and 2022)	$20,178,308	$17,587,349
Investment funds	1,621,655	1,608,548
Real estate	1,249,874	1,340,622
Arbitrage trading account	938,049	944,230
Equity securities	1,090,347	1,185,894
Loans receivable (net of allowance for expected credit losses of $3,004 and $1,791 at December 31, 2023 and 2022)	201,271	193,002
Total investments	25,279,504	22,859,645
Cash and cash equivalents	1,363,195	1,449,346
Premiums and fees receivable (net of allowance for expected credit losses of $35,110 and $30,660 at December 31, 2023 and 2022)	3,109,334	2,779,244
Due from reinsurers (net of allowance for expected credit losses of $8,404 and $8,064 at December 31, 2023 and 2022)	3,534,527	3,187,730
Deferred policy acquisition costs	861,609	763,486
Prepaid reinsurance premiums	758,927	696,468
Trading account receivable from brokers and clearing organizations	303,614	233,863
Property, furniture and equipment	426,803	423,232
Goodwill	174,597	185,509
Accrued investment income	213,408	166,784
Current federal and foreign income taxes	1,318	39,123
Deferred federal and foreign income taxes	309,623	340,647
Other assets	865,556	736,022
Total assets	$37,202,015	$33,861,099
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$18,739,652	$17,011,223
Unearned premiums	5,922,326	5,297,654
Due to reinsurers	631,164	523,131
Trading account securities sold but not yet purchased	9,357	—
Current federal and foreign income taxes	47,525	34,350
Deferred federal and foreign income taxes	42,660	11,646
Senior notes and other debt	1,827,951	1,828,823
Subordinated debentures	1,009,090	1,008,371
Other liabilities	1,503,053	1,377,740
Total liabilities	29,732,778	27,092,938
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 1,250,000,000 shares; issued and outstanding, net of treasury shares, 256,544,757 and 264,546,100 shares, respectively	105,803	105,803
Additional paid-in capital	1,017,691	997,534
Retained earnings	11,040,908	10,161,005
Accumulated other comprehensive loss	(925,838)	(1,264,581)
Treasury stock, at cost, 272,469,871 and 264,468,528 shares, respectively	(3,783,133)	(3,251,429)
Total common stockholders’ equity	7,455,431	6,748,332
Noncontrolling interests	13,806	19,829
Total equity	7,469,237	6,768,161
Total liabilities and equity	$37,202,015	$33,861,099

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
COMMON STOCK:
Beginning and end of period	$105,803	$105,803	$105,803
ADDITIONAL PAID IN CAPITAL:
Beginning of period	$997,534	$981,104	$977,215
Restricted stock units issued	(29,043)	(32,622)	(44,041)
Restricted stock units expensed	49,200	49,052	47,930
End of period	$1,017,691	$997,534	$981,104
RETAINED EARNINGS:
Beginning of period	$10,161,005	$9,015,135	$8,348,381
Net income to common stockholders	1,381,359	1,381,062	1,022,490
Dividends ($1.93, $0.89, and $1.34 per share, respectively)	(501,456)	(235,192)	(355,736)
End of period	$11,040,908	$10,161,005	$9,015,135
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment (losses) gains:
Beginning of period	$(892,905)	$90,900	$289,714
Change in unrealized gains (losses) on securities without an allowance for expected credit losses	305,908	(955,435)	(208,938)
Change in unrealized gains (losses) on securities with an allowance for expected credit losses	643	(28,370)	10,124
End of period	(586,354)	(892,905)	90,900
Currency translation adjustments:
Beginning of period	(371,676)	(372,855)	(351,886)
Net change in period	32,192	1,179	(20,969)
End of period	(339,484)	(371,676)	(372,855)
Total accumulated other comprehensive loss	$(925,838)	$(1,264,581)	$(281,955)
TREASURY STOCK:
Beginning of period	$(3,251,429)	$(3,167,076)	$(3,058,425)
Stock exercised/vested	10,381	9,787	13,775
Stock repurchased	(537,163)	(94,140)	(122,426)
Other	(4,922)	—	—
End of period	$(3,783,133)	$(3,251,429)	$(3,167,076)
NONCONTROLLING INTERESTS:
Beginning of period	$19,829	$14,719	$14,995
(Distributions) contributions	(8,508)	1,220	(8,799)
Net income	2,487	3,892	8,525
Other comprehensive loss, net of tax	(2)	(2)	(2)
End of period	$13,806	$19,829	$14,719
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2023	2022	2021
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$1,381,359	$1,381,062	$1,022,490
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(47,042)	(202,397)	(90,632)
Depreciation and (accretion) amortization	(20,861)	55,872	129,682
Noncontrolling interests	2,487	3,892	8,525
Investment funds	(16,743)	(145,099)	(220,015)
Stock incentive plans	51,000	49,411	46,680
Change in:
Arbitrage trading account	(54,213)	(53,291)	(268,649)
Premiums and fees receivable	(334,178)	(268,171)	(364,395)
Reinsurance accounts	(306,017)	(266,307)	(433,644)
Deferred policy acquisition costs	(99,387)	(88,844)	(121,663)
Current income taxes	52,451	(3,534)	(43,890)
Deferred income taxes	(26,691)	(64,712)	7,630
Reserves for losses and loss expenses	1,715,076	1,684,254	1,635,774
Unearned premiums	617,535	466,590	786,627
Other	14,462	19,878	89,467
Net cash from operating activities	2,929,238	2,568,604	2,183,987
CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	1,011,195	797,948	1,842,139
Proceeds from sale of equity securities	318,852	82,319	126,980
(Contributions to) distributions from investment funds	(19,904)	24,623	101,050
Proceeds from maturities and prepayments of fixed maturity securities	3,506,903	4,891,179	6,067,230
Purchase of fixed maturity securities	(6,664,763)	(8,036,680)	(10,716,748)
Purchase of equity securities	(80,454)	(340,482)	(464,645)
Real estate (purchased) sold	(2,074)	(45,920)	166,886
Change in loans receivable	(29,719)	(83,212)	(27,421)
Net additions to property, furniture and equipment	(53,080)	(52,684)	(66,634)
Change in balances due from security brokers	(33,929)	14,337	(17,983)
Cash received in connection with business disposition	96,567	906,789	—
Payment for business purchased, net of cash acquired	(11,558)	(49,572)	—
Net cash used in investing activities	(1,961,964)	(1,891,355)	(2,989,146)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Net (payments) proceeds from issuance of debt	(974)	(3,309)	1,034,107
Repayment of senior notes and other debt	—	(426,503)	(504,952)
Cash dividends to common stockholders	(501,456)	(235,192)	(355,736)
Purchase of common treasury shares	(537,163)	(94,140)	(122,426)
Other, net	(22,902)	(12,848)	(45,162)
Net cash (used in) from financing activities	(1,062,495)	(771,992)	5,831
Net impact on cash due to change in foreign exchange rates	9,070	(24,754)	(4,195)
Net decrease in cash and cash equivalents	(86,151)	(119,497)	(803,523)
Cash and cash equivalents at beginning of year	1,449,346	1,568,843	2,372,366
Cash and cash equivalents at end of year	$1,363,195	$1,449,346	$1,568,843
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2023, 2022 and 2021

(1) Summary of Significant Accounting Policies
(A) Principles of consolidation and basis of presentation
The consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the "Company"), have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. Reclassifications have been made in the 2022 and 2021 financial statements as originally reported to conform to the presentation of the 2023 financial statements. For the year ended December 31, 2021, the Company did not correct the proceeds from sale of fixed maturity securities and purchase of fixed maturity securities lines within the consolidated statements of cash flows for an incremental inter-company elimination as the effects were not material and had no impact on the total amount of investing activities.
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
Audit premiums are recognized when they are reliably determinable. The change in accruals for earned but unbilled audit premiums increased net premiums written and premiums earned by $19 million, $25 million and $10 million in 2023, 2022 and 2021, respectively.
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
Loans receivable primarily represent commercial and real estate loans and are carried at amortized cost. The accrual of interest on loans receivable is discontinued if the loan is 90 days past due based on the contractual terms of the loan unless the loan is adequately secured and in process of collection. In general, loans are placed on non-accrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. Interest on these loans is accounted for on a cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
(E) Per share data
The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by weighted average number of common shares outstanding during the year (including 11,663,450 common shares held in a grantor trust). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the year and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
(F) Deferred policy acquisition costs
Acquisition costs associated with the successful acquisition of new and renewed insurance and reinsurance contracts are deferred and amortized ratably over the terms of the related contracts. Ceding commissions received on reinsurance contracts are netted against acquisition costs and are recognized ratably over the life of the contract. Deferred policy acquisition costs are presented net of unearned ceding commissions. Deferred policy acquisition costs are comprised primarily of commissions, as well as employment-related underwriting costs and premium taxes. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income and, if not, are charged to expense. The recoverability of deferred policy acquisition costs is evaluated separately by each of our operating units. Future investment income is taken into account in measuring the recoverability of deferred policy acquisition costs.
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
(I) Deposit accounting
Contracts that do not meet the risk transfer requirements of GAAP are accounted for using the deposit accounting method. Under this method, an asset or liability is recognized at the inception of the contract based on consideration paid or received. The amount of the deposit asset or liability is adjusted at subsequent reporting dates using the interest method with a corresponding credit or charge to interest income or expense. Deposit liabilities for assumed reinsurance contracts were $31 million and $33 million at December 31, 2023 and 2022, respectively.
(J) Federal and foreign income taxes
The Company files a consolidated income tax return in the U.S. and foreign tax returns in countries where it has overseas operations. The Company's method of accounting for income taxes is the asset and liability method. Under this method, deferred tax assets and liabilities are measured using tax rates currently in effect or expected to apply in the years in which those temporary differences are expected to reverse. Interest and penalties, if any, are reported as income tax expense. The Company believes there are no uncertain tax positions that would require disclosure under GAAP. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized.
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
(L) Property, furniture and equipment
Property, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the estimated useful lives of the respective assets. Depreciation expense was $51 million, $52 million and $52 million for 2023, 2022 and 2021, respectively.
(M) Comprehensive income
Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized holding gains or losses on available for sale securities and unrealized foreign currency translation adjustments.
(N) Goodwill and other intangible assets
Goodwill and other intangible assets are tested for impairment on an annual basis and at interim periods where circumstances require. The Company's impairment test as of December 31, 2023 indicated that there were no material impairment losses related to goodwill and other intangible assets. Intangible assets of $119 million and $102 million are included in other assets as of December 31, 2023 and 2022, respectively.
(O) Restricted stock units
The costs resulting from all share-based payment transactions with employees are recognized in the consolidated financial statements using a fair-value-based measurement method. Compensation cost is recognized for financial reporting purposes over the period in which the employee is required to provide service in exchange for the award (generally the vesting period).
(P) Statements of cash flows
Interest payments were $114 million, $138 million and $141 million in 2023, 2022 and 2021, respectively. Income taxes paid were $332 million, $295 million and $244 million in 2023, 2022 and 2021, respectively. Other non-cash items include unrealized investment gains and losses. (See Note 10 of Notes to Consolidated Financial Statements.)
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

(2)    Consolidated Statements of Comprehensive Income (Loss)
The following tables present the components of the changes in accumulated other comprehensive income (loss) (AOCI) as of and for the years ended December 31, 2023 and 2022:

(In thousands)
December 31, 2023	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Changes in AOCI
Beginning of period	$(892,905)		$(371,676)	$(1,264,581)
Other comprehensive income before reclassifications	252,782		32,192	284,974
Amounts reclassified from AOCI	53,771		—	53,771
Other comprehensive income	306,553		32,192	338,745
Unrealized investment loss related to noncontrolling interest	(2)		—	(2)
Ending balance	$(586,354)		$(339,484)	$(925,838)
Amounts reclassified from AOCI
Pre-tax	$68,065	(1)	$—	$68,065
Tax effect	(14,294)	(2)	—	(14,294)
After-tax amounts reclassified	$53,771		$—	$53,771
Other comprehensive income
Pre-tax	$392,903		$32,192	$425,095
Tax effect	(86,350)		—	(86,350)
Other comprehensive income	$306,553		$32,192	$338,745

(In thousands)
December 31, 2022	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Changes in AOCI
Beginning of period	$90,900		$(372,855)	$(281,955)
Other comprehensive (loss) income before reclassifications	(1,054,838)		1,179	(1,053,659)
Amounts reclassified from AOCI	71,035		—	71,035
Other comprehensive (loss) income	(983,803)		1,179	(982,624)
Unrealized investment loss related to non-controlling interest	(2)		—	(2)
Ending balance	$(892,905)		$(371,676)	$(1,264,581)
Amounts reclassified from AOCI
Pre-tax	$89,918	(1)	$—	$89,918
Tax effect	(18,883)	(2)	—	(18,883)
After-tax amounts reclassified	$71,035		$—	$71,035
Other comprehensive (loss) income
Pre-tax	$(1,248,128)		$1,179	$(1,246,949)
Tax effect	264,325		—	264,325
Other comprehensive (loss) income	$(983,803)		$1,179	$(982,624)
_______________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(3)    Investments in Fixed Maturity Securities
At December 31, 2023 and 2022, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
December 31, 2023
Held to maturity:
State and municipal	$50,547	$(43)	$3,132	$—	$53,636	$50,504
Residential mortgage-backed	2,868	—	107	—	2,975	2,868
Total held to maturity	53,415	(43)	3,239	—	56,611	53,372
Available for sale:
U.S. government and government agency	1,762,997	—	11,403	(57,669)	1,716,731	1,716,731
State and municipal:
Special revenue	1,682,550	—	5,651	(82,006)	1,606,195	1,606,195
State general obligation	394,429	—	3,550	(16,405)	381,574	381,574
Pre-refunded	103,029	—	1,634	(185)	104,478	104,478
Corporate backed	166,873	(757)	696	(11,973)	154,839	154,839
Local general obligation	396,041	—	3,188	(11,893)	387,336	387,336
Total state and municipal	2,742,922	(757)	14,719	(122,462)	2,634,422	2,634,422
Mortgage-backed securities:
Residential	1,773,206	—	12,780	(163,844)	1,622,142	1,622,142
Commercial	657,157	(158)	626	(13,312)	644,313	644,313
Total mortgage-backed securities	2,430,363	(158)	13,406	(177,156)	2,266,455	2,266,455
Asset-backed securities	4,252,883	(1,164)	8,527	(73,206)	4,187,040	4,187,040
Corporate:
Industrial	3,679,219	(40)	24,312	(143,936)	3,559,555	3,559,555
Financial	2,838,220	(4,986)	14,681	(68,681)	2,779,234	2,779,234
Utilities	701,865	—	6,471	(23,412)	684,924	684,924
Other	635,975	—	1,605	(7,234)	630,346	630,346
Total corporate	7,855,279	(5,026)	47,069	(243,263)	7,654,059	7,654,059
Foreign government	1,817,386	(29,603)	15,865	(137,419)	1,666,229	1,666,229
Total available for sale	20,861,830	(36,708)	110,989	(811,175)	20,124,936	20,124,936
Total investments in fixed maturity securities	$20,915,245	$(36,751)	$114,228	$(811,175)	$20,181,547	$20,178,308

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
December 31, 2022
Held to maturity:
State and municipal	$47,802	$(114)	$4,239	$—	$51,927	$47,688
Residential mortgage-backed	3,608	—	38	—	3,646	3,608
Total held to maturity	51,410	(114)	4,277	—	55,573	51,296
Available for sale:
U.S. government and government agency	960,479	—	937	(69,158)	892,258	892,258
State and municipal:
Special revenue	1,837,309	—	3,662	(119,474)	1,721,497	1,721,497
State general obligation	387,709	—	2,651	(21,335)	369,025	369,025
Pre-refunded	156,106	—	2,741	(7)	158,840	158,840
Corporate backed	210,228	—	334	(10,923)	199,639	199,639
Local general obligation	454,983	—	2,967	(16,853)	441,097	441,097
Total state and municipal	3,046,335	—	12,355	(168,592)	2,890,098	2,890,098
Mortgage-backed securities:
Residential	1,308,019	(18)	395	(171,595)	1,136,801	1,136,801
Commercial	547,757	—	215	(19,363)	528,609	528,609
Total mortgage-backed securities	1,855,776	(18)	610	(190,958)	1,665,410	1,665,410
Asset-backed securities	4,132,365	—	2,730	(152,322)	3,982,773	3,982,773
Corporate:
Industrial	3,491,645	(1,704)	4,439	(241,381)	3,252,999	3,252,999
Financial	2,585,247	(2,997)	5,505	(117,383)	2,470,372	2,470,372
Utilities	586,066	—	1,307	(36,325)	551,048	551,048
Other	441,230	—	—	(11,657)	429,573	429,573
Total corporate	7,104,188	(4,701)	11,251	(406,746)	6,703,992	6,703,992
Foreign government	1,564,930	(32,633)	4,283	(135,058)	1,401,522	1,401,522
Total available for sale	18,664,073	(37,352)	32,166	(1,122,834)	17,536,053	17,536,053
Total investments in fixed maturity securities	$18,715,483	$(37,466)	$36,443	$(1,122,834)	$17,591,626	$17,587,349
——————————
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses is recognized in the consolidated statements of income. Amount excludes unrealized losses relating to non-credit factors.

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the years ended December 31, 2023 and 2022:

	State and Municipal
(In thousands)	2023		2022
Allowance for expected credit losses, beginning of period	$114		$387
Change in allowance for expected credit losses	(71)	(273)	(273)
Allowance for expected credit losses, end of period	$43		$114

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the years ended December 31, 2023 and 2022:

	2023						2022
(In thousands)	Foreign Government	Corporate	Mortgage- Backed	Asset-backed	State and Municipal	Total	Foreign Government	Corporate	Mortgage- Backed	Total
Allowance for expected credit losses, beginning of period	$32,633	$4,701	$18	$—	$—	$37,352	$22,222	$16	$—	$22,238
Expected credit losses on securities for which credit losses were not previously recorded	—	982	1,766	1,444	821	5,013	1,910	2,648	21	4,579
Expected credit (gains) losses on securities for which credit losses were previously recorded	(3,030)	(650)	(1,624)	(280)	(64)	(5,648)	8,534	2,042	(3)	10,573
Reduction due to disposals	—	(7)	(2)	—	—	(9)	(33)	(5)	—	(38)
Allowance for expected credit losses, end of period	$29,603	$5,026	$158	$1,164	$757	$36,708	$32,633	$4,701	$18	$37,352
During the year ended December 31, 2023, the Company decreased the allowance for expected credit losses for available for sale securities utilizing its credit loss assessment process and inputs used in its credit loss model due to a reduction in unrealized losses primarily associated with foreign government securities. During the year ended December 31, 2022, the Company increased the allowance for expected credit losses for available for sale securities due to an increase in unrealized losses primarily associated with foreign government securities.
The amortized cost and fair value of fixed maturity securities at December 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,937,329	$1,860,397
Due after one year through five years	9,608,345	9,327,652
Due after five years through ten years	4,368,259	4,260,217
Due after ten years	2,568,038	2,463,851
Mortgage-backed securities	2,433,231	2,269,430
Total	$20,915,202	$20,181,547
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $43 thousand related to held to maturity securities.
At December 31, 2023 and 2022, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity. At December 31, 2023, investments with a carrying value of $2,162 million were on deposit in custodial or trust accounts, of which $1,180 million was on deposit with insurance regulators, $921 million was on deposit in support of the Company’s underwriting activities at Lloyd’s, $32 million was on deposit as security for reinsurance clients and $29 million was on deposit as security for letters of credit issued in support of the Company’s reinsurance operations.

(4)    Investments in Equity Securities
At December 31, 2023 and 2022, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2023
Common stocks	$664,997	$191,806	$(18,749)	$838,054	$838,054
Preferred stocks	284,335	3,075	(35,117)	252,293	252,293
Total	$949,332	$194,881	$(53,866)	$1,090,347	$1,090,347

December 31, 2022
Common stocks	$855,987	$192,165	$(65,401)	$982,751	$982,751
Preferred stocks	259,341	1,053	(57,251)	203,143	203,143
Total	$1,115,328	$193,218	$(122,652)	$1,185,894	$1,185,894

(5)    Arbitrage Trading Account
At December 31, 2023 and 2022, the fair value and carrying value of the arbitrage trading account were $938 million and $944 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of December 31, 2023, the fair value of long option contracts outstanding was $185 thousand (notional amount of $75 million) and the fair value of short option contracts outstanding was $9 million (notional amount of $75 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(6)    Net Investment Income
Net investment income consists of the following:

(In thousands)	2023	2022	2021
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$929,098	$549,281	$382,001
Arbitrage trading account (1)	69,369	45,213	37,676
Equity securities	55,726	52,600	32,020
Investment funds	16,743	145,099	220,014
Real estate	(11,185)	(3,087)	7,703
Gross investment income	1,059,751	789,106	679,414
Investment expense	(6,916)	(9,921)	(7,796)
Net investment income	$1,052,835	$779,185	$671,618

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
The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments of $339 million as of December 31, 2023.
Investment funds consist of the following:

	Carrying Value as of December 31,		Income (Loss) From Investment Funds For the Year Ended
(In thousands)	2023	2022	2023	2022	2021
Financial services	$433,407	$465,683	$(10,911)	$34,030	$98,893
Transportation	344,278	336,753	40,607	53,180	42,424
Real estate	201,625	204,644	(6,676)	48,723	29,484
Energy	114,794	116,432	5,058	1,425	22,118
Infrastructure	130,589	115,428	13,049	4,603	1,372
Other funds	396,962	369,608	(24,384)	3,138	25,723
Total	$1,621,655	$1,608,548	$16,743	$145,099	$220,014
The Company's share of the earnings or losses of investment funds is primarily reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the Company’s minority investment in Lifson Re, a Bermuda reinsurance company. Effective January 1, 2021, Lifson Re participated on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 22.5% share of placed amounts. The percentage increased from 22.5% to 30.0% effective July 1, 2022. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. For the years ended December 31, 2023 and 2022, the Company ceded approximately $437 million and $399 million, respectively, of written premiums to Lifson Re.
Other funds include deferred compensation trust assets of $36 million and $30 million in 2023 and 2022, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(8)    Real Estate
Investment in real estate represents directly owned property held for investment, as follows:

	As of December 31,
(In thousands)	2023	2022
Properties in operation	$1,022,654	$1,114,167
Properties under development	227,220	226,455
Total	$1,249,874	$1,340,622
In 2023, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $32,745,000 and $33,206,000 as of December 31, 2023 and 2022, respectively. Related depreciation expense was $8,935,000 and $12,269,000 for the years ended December 31, 2023 and 2022, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $35,757,855 in 2024, $35,614,848 in 2025, $33,617,000 in 2026, $32,748,310 in 2027, $33,186,534 in 2028 and $503,569,887 thereafter.
The Company recognized impairments on real estate of $72 million in 2023.
During the first quarter of 2022, the Company sold a real estate investment in London (proceeds from the real estate and related entity is presented on the business disposition line within the consolidated statements of cash flows).
A mixed-use project in Washington, D.C. had been under development in 2023 and 2022, with the completed portion as noted above reported in properties in operation as of December 31, 2023.

(9)    Loans Receivable
At December 31, 2023 and 2022, loans receivable were as follows:

	As of December 31,
(In thousands)	2023	2022
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$200,381	$173,616
Commercial loans	890	19,386
Total	$201,271	$193,002

Fair value:
Real estate loans	$197,354	$168,595
Commercial loans	890	19,386
Total	$198,244	$187,981
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
In 2023, the Company recognized an $18.8 million impairment on commercial loans.
Loans receivable in non-accrual status was none and $0.2 million as of December 31, 2023 and 2022, respectively.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the years ended December 31, 2023 and 2022:

	2023			2022
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$1,100	$691	$1,791	$1,362	$356	$1,718
Reduction due to write-offs	—	(569)	(569)	—	—	—
Change in allowance for expected credit losses	1,883	(101)	1,782	(262)	335	73
Allowance for expected credit losses, end of period	$2,983	$21	$3,004	$1,100	$691	$1,791
During the year ended December 31, 2023, the Company increased the allowance for expected credit losses due to changes in economic assumptions utilized in its credit loss model.
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

(10)    Net Investment Gains
Net investment gains were as follows:

(In thousands)	2023	2022	2021
Net investment gains:
Fixed maturity securities:
Gains	$2,003	$4,224	$18,981
Losses	(25,429)	(11,654)	(6,975)
Equity securities (1):
Net realized gains (losses) on investment sales (2)	161,271	(12,879)	16,365
Change in unrealized gains (losses)	70,448	(632)	(38,455)
Investment funds	(25,625)	12,407	44,778
Real estate (3) (4)	(70,934)	293,525	94,911
Loans receivable	(18,841)	(32)	(881)
Other	(45,353)	(67,648)	(21,766)
Net realized and unrealized gains on investments in earnings before allowance for expected credit losses	47,540	217,311	106,958
Change in allowance for expected credit losses on investments:
Fixed maturity securities	715	(14,841)	(20,045)
Loans receivable	(1,213)	(73)	3,719
Change in allowance for expected credit losses on investments	(498)	(14,914)	(16,326)
Net investment gains	47,042	202,397	90,632
Income tax expense	(10,250)	(42,670)	(17,710)
After-tax net investment gains	$36,792	$159,727	$72,922

Change in unrealized investment gains (losses):
Fixed maturity securities without allowance for expected credit losses	$389,839	$(1,216,292)	$(262,221)
Fixed maturity securities with allowance for expected credit losses	643	(28,370)	10,124
Investment funds	3,989	(2,019)	(1,270)
Other	(1,568)	(1,447)	(1,572)
Total change in unrealized investment gains (losses)	392,903	(1,248,128)	(254,939)
Income tax (expense) benefit	(86,350)	264,325	56,127
Noncontrolling interests	(2)	(2)	(2)
After-tax change in unrealized investment gains (losses)	$306,551	$(983,805)	$(198,814)
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
(2) In June 2023, the Company completed a sale of the property and casualty insurance services division of Breckenridge IS, Inc. and recognized a pre-tax net realized gain on investment of $89 million on the sale (proceeds from the sale is presented on the business disposition line within the Consolidated Statements of Cash Flows).
(3) The Company recognized impairments on real estate of $72 million in 2023.
(4) During March 2022, the Company realized a gain on the sale of a real estate investment in London, U.K. of $251 million, net of transaction expenses and the foreign currency impact, including the reversal of the currency translation adjustment.

(11)    Fixed Maturity Securities in an Unrealized Loss Position
The following tables summarize all fixed maturity securities in an unrealized loss position at December 31, 2023 and 2022 by the length of time those securities have been continuously in an unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
U.S. government and government agency	$384,392	$6,655	$614,623	$51,014	$999,015	$57,669
State and municipal	264,273	3,013	1,680,034	119,449	1,944,307	122,462
Mortgage-backed securities	278,819	2,025	1,360,748	175,131	1,639,567	177,156
Asset-backed securities	413,511	2,070	2,176,035	71,136	2,589,546	73,206
Corporate	874,754	11,975	4,418,309	231,288	5,293,063	243,263
Foreign government	204,908	1,758	794,174	135,661	999,082	137,419
Fixed maturity securities	$2,420,657	$27,496	$11,043,923	$783,679	$13,464,580	$811,175

December 31, 2022
U.S. government and government agency	$285,391	$10,219	$453,520	$58,939	$738,911	$69,158
State and municipal	1,720,443	89,272	598,797	79,320	2,319,240	168,592
Mortgage-backed securities	1,099,549	75,430	473,318	115,528	1,572,867	190,958
Asset-backed securities	1,569,647	48,390	2,176,638	103,932	3,746,285	152,322
Corporate	3,690,856	150,115	2,349,281	256,631	6,040,137	406,746
Foreign government	477,672	29,815	711,786	105,243	1,189,458	135,058
Fixed maturity securities	$8,843,558	$403,241	$6,763,340	$719,593	$15,606,898	$1,122,834
Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
Fixed Maturity Securities — A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2023 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	33	$102,689	$107,301
State and municipal	5	22,830	6,469
Corporate	16	21,424	1,928
Mortgage-backed securities	15	4,393	185
Asset-backed securities	5	197	148
Total	74	$151,533	$116,031
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

The following tables present the assets and liabilities measured at fair value as of December 31, 2023 and 2022 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$1,716,731	$—	$1,716,731	$—
State and municipal	2,634,422	—	2,634,422	—
Mortgage-backed securities	2,266,455	—	2,266,455	—
Asset-backed securities	4,187,040	—	4,187,040	—
Corporate	7,654,059	—	7,654,059	—
Foreign government	1,666,229	—	1,666,229	—
Total fixed maturity securities available for sale	20,124,936	—	20,124,936	—
Equity securities:
Common stocks	838,054	835,338	1,158	1,558
Preferred stocks	252,293	—	248,598	3,695
Total equity securities	1,090,347	835,338	249,756	5,253
Arbitrage trading account	938,049	546,110	388,167	3,772
Total	$22,153,332	$1,381,448	$20,762,859	$9,025
Liabilities:
Trading account securities sold but not yet purchased	$9,357	$9,357	$—	$—

December 31, 2022
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$892,258	$—	$892,258	$—
State and municipal	2,890,098	—	2,890,098	—
Mortgage-backed securities	1,665,410	—	1,665,410	—
Asset-backed securities	3,982,773	—	3,982,773	—
Corporate	6,703,992	—	6,703,992	—
Foreign government	1,401,522	—	1,401,522	—
Total fixed maturity securities available for sale	17,536,053	—	17,536,053	—
Equity securities:
Common stocks	982,751	978,991	1,161	2,599
Preferred stocks	203,143	—	191,844	11,299
Total equity securities	1,185,894	978,991	193,005	13,898
Arbitrage trading account	944,230	822,192	118,448	3,590
Total	$19,666,177	$1,801,183	$17,847,506	$17,488
Liabilities:
Trading account securities sold but not yet purchased	$—	$—	$—	$—

The following tables summarize changes in Level 3 assets and liabilities for the years ended December 31, 2023 and 2022:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns/Maturities	Transfers In / Out	Ending Balance
Year ended December 31, 2023
Assets:
Fixed maturity securities available for sale:
Corporate	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total	—	—	—	—	—	—	—	—	—
Equity securities:
Common stocks	2,599	(1,041)	—	—	—	—	—	—	1,558
Preferred stocks	11,299	(3)	—	(7,601)	—	—	—	—	3,695
Total	13,898	(1,044)	—	(7,601)	—	—	—	—	5,253
Arbitrage trading account	3,590	117	—	—	—	—	—	65	3,772
Total	$17,488	$(927)	$—	$(7,601)	$—	$—	$—	$65	$9,025
Liabilities:
Trading account securities sold but not yet purchased	$—	$—	$—	$—	$—	$—	$—	$—	$—

Year ended December 31, 2022
Assets:
Fixed maturity securities available for sale:
Corporate	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total	—	—	—	—	—	—	—	—	—
Equity securities:
Common stocks	9,294	(6,695)	—	—	—	—	—	—	2,599
Preferred stocks	11,296	3	—	—	925	(925)	—	—	11,299
Total	20,590	(6,692)	—	—	925	(925)	—	—	13,898
Arbitrage trading account	—	(179)	—	—	4,686	(917)	—	—	3,590
Total	$20,590	$(6,871)	$—	$—	$5,611	$(1,842)	$—	$—	$17,488
Liabilities:
Trading account securities sold but not yet purchased	$—	$—	$—	$—	$—	$—	$—	$—	$—
For the year ended December 31, 2023, an equity security, which no longer had a publicly traded price, was transferred into Level 3. For the year ended December 31, 2022, there were no securities transferred into or out of Level 3.

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
Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to the Company. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for lines with short reporting lags) as well as the amount of reserves needed for incurred but not reported losses (less IBNR is required for lines with short reporting lags). As a result, loss reserves for lines with short reporting lags are likely to have less variation from initial loss estimates. For lines with short reporting lags, which include auto, primary workers’ compensation, other liability (claims-made) and property business, the key assumption is the loss emergence pattern used to project ultimate loss estimates from known losses paid or reported to date. For lines of business with long reporting lags, which include other liability (occurrence), products liability, excess workers’ compensation and liability reinsurance, the key assumption is the expected loss ratio since there is often little paid or incurred loss data to consider. Historically, the Company has experienced less variation from its initial loss estimates for lines of businesses with short reporting lags than for lines of business with long reporting lags.
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

The most commonly used claim count method is by event. Most of the Company's businesses use the number of events to define and quantify the number of claims. However, in certain lines of business, where it is common for multiple parties to claim damages arising from a single event, a business may quantify claims on the basis of the number of separate parties involved in an event. This may be the case with businesses writing substantial auto or transportation exposure.
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
The following tables present undiscounted incurred and paid claims development as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR). The information about incurred and paid claims development for the years ended December 31, 2014 to 2022 is presented as supplementary information. To enhance the comparability of the loss development data, the Company has removed the impact of foreign exchange rate movements by using the December 31, 2023 exchange rate for all periods.

Insurance
Other Liability
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2023
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$846,005	$847,308	$845,254	$849,657	$862,568	$868,639	$863,890	$862,440	$863,636	$863,342	$28,447	28
2015		949,853	985,529	960,136	963,237	965,497	975,534	982,145	1,011,753	1,018,418	42,923	28
2016			1,017,074	1,010,016	1,019,067	1,030,490	1,044,563	1,060,478	1,092,036	1,134,162	80,989	28
2017				1,065,837	1,099,566	1,121,979	1,138,821	1,178,596	1,249,086	1,267,359	95,118	28
2018					1,104,011	1,131,672	1,121,429	1,156,233	1,232,803	1,299,691	141,108	28
2019						1,240,667	1,237,516	1,237,950	1,294,768	1,371,217	205,380	29
2020							1,339,702	1,212,875	1,158,966	1,167,753	317,212	23
2021								1,534,634	1,390,800	1,347,336	537,640	25
2022									1,823,703	1,830,125	1,116,619	25
2023										2,120,365	1,815,051	19
Total										$13,419,768

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$78,811	$190,637	$337,870	$479,657	$593,577	$679,351	$729,573	$759,003	$782,462	$810,687
2015		82,664	210,421	381,682	537,415	675,274	756,353	814,964	873,489	928,793
2016			69,404	208,851	389,988	558,176	676,957	766,774	871,252	955,951
2017				79,937	255,591	453,073	638,879	774,674	930,529	1,048,203
2018					86,788	264,261	435,711	615,688	806,757	986,108
2019						88,173	275,315	471,186	704,851	909,617
2020							72,203	224,991	423,186	621,085
2021								76,568	267,564	492,271
2022									93,477	356,621
2023										92,758
Total										$7,202,094
	Reserves for loss and loss adjustment expenses before 2014, net of reinsurance									154,001
	Reserves for loss and loss adjustment expenses, net of reinsurance									$6,371,675

Workers' Compensation
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2023
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$639,436	$637,307	$627,767	$617,242	$615,435	$604,030	$600,194	$602,000	$598,977	$589,283	$12,555	57
2015		712,800	690,525	650,997	641,169	626,432	620,741	617,478	612,687	603,732	18,013	58
2016			702,716	696,339	684,700	660,520	651,278	657,972	654,385	641,549	19,823	58
2017				762,093	733,505	689,622	673,216	683,880	682,153	675,871	22,933	58
2018					778,964	724,697	715,055	724,056	721,170	715,018	27,179	56
2019						784,281	721,018	732,762	734,034	722,456	39,081	54
2020							725,245	716,430	704,008	668,222	36,045	42
2021								742,687	701,703	667,517	67,127	46
2022									772,620	745,218	153,476	46
2023										784,906	352,511	43
Total										$6,813,772

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$148,405	$319,743	$412,611	$471,235	$503,915	$521,141	$531,475	$538,914	$547,894	$553,739
2015		139,320	323,744	421,734	477,541	512,933	531,512	544,849	557,215	564,658
2016			142,998	338,835	446,072	504,850	537,861	558,934	572,669	584,330
2017				153,456	362,299	468,817	525,753	559,198	583,258	603,006
2018					171,006	397,464	508,546	574,889	613,675	642,292
2019						184,715	397,376	515,914	581,003	618,324
2020							172,478	380,454	485,203	548,585
2021								172,729	384,867	490,648
2022									180,982	408,929
2023										195,204
Total										$5,209,715
		Reserves for loss and loss adjustment expenses before 2014, net of reinsurance								208,451
		Reserves for loss and loss adjustment expenses, net of reinsurance								$1,812,508

Professional Liability
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2023
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$252,473	$245,854	$258,874	$242,903	$238,388	$257,205	$256,157	$255,527	$254,514	$256,527	$10,067	7
2015		259,122	257,634	274,233	275,604	291,157	282,452	282,806	286,950	286,320	13,275	8
2016			310,140	324,043	360,778	401,569	438,761	468,154	463,625	449,678	15,850	9
2017				333,255	332,317	338,526	377,209	384,107	393,054	401,661	45,095	10
2018					335,128	322,297	333,413	359,493	382,239	397,593	81,991	10
2019						336,397	332,426	345,548	354,121	362,983	89,944	11
2020							394,304	375,559	337,796	313,386	100,150	11
2021								525,389	471,456	446,596	215,820	11
2022									649,725	586,327	405,848	11
2023										648,231	509,380	12
Total										$4,149,302

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$19,318	$83,246	$137,931	$175,230	$198,176	$214,915	$226,323	$235,581	$238,277	$243,397
2015		20,319	85,169	139,396	187,007	215,821	232,506	239,514	246,501	258,988
2016			28,503	102,232	201,167	254,994	297,088	357,094	405,052	412,645
2017				36,450	96,179	162,660	242,929	261,033	306,535	329,303
2018					28,108	99,540	155,102	198,546	244,068	283,639
2019						31,635	97,302	147,767	200,259	235,124
2020							27,996	80,180	128,869	169,000
2021								28,542	85,886	153,063
2022									33,417	90,594
2023										41,064
Total										$2,216,817
	Reserves for loss and loss adjustment expenses before 2014, net of reinsurance									38,814
	Reserves for loss and loss adjustment expenses, net of reinsurance									$1,971,299

Auto
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2023
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$363,882	$385,214	$417,539	$415,490	$412,929	$412,757	$408,304	$407,435	$408,816	$408,743	$291	47
2015		389,529	416,251	422,344	430,503	431,514	429,950	427,079	428,898	428,339	1,013	53
2016			430,132	429,762	441,051	442,122	438,917	438,616	440,412	442,164	2,410	52
2017				430,445	428,420	430,205	434,186	440,004	444,483	445,263	3,148	47
2018					442,701	462,657	479,085	494,442	521,794	530,374	6,234	45
2019						483,120	488,379	504,901	530,967	548,688	11,878	45
2020							523,739	428,761	442,165	469,184	16,227	30
2021								614,422	596,810	632,918	54,629	38
2022									792,553	825,359	192,025	44
2023										916,722	444,715	40
Total										$5,647,754

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$155,553	$237,622	$327,548	$364,768	$393,428	$401,368	$404,067	$405,061	$405,817	$407,212
2015		159,932	264,377	324,175	369,223	396,832	410,275	416,060	419,891	421,749
2016			183,777	278,289	340,319	389,233	408,676	419,203	427,662	433,882
2017				180,494	267,309	326,851	371,755	401,846	419,548	431,165
2018					180,110	281,564	350,212	412,985	463,232	498,094
2019						185,289	290,194	374,545	440,449	495,111
2020							142,816	228,358	308,452	374,990
2021								180,860	319,941	429,419
2022									253,206	428,621
2023										277,634
Total										$4,197,877
		Reserves for loss and loss adjustment expenses before 2014, net of reinsurance								2,953
		Reserves for loss and loss adjustment expenses, net of reinsurance								$1,452,830

Short-tail lines
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2023
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$697,102	$701,133	$658,437	$656,704	$657,637	$657,968	$660,388	$658,600	$656,931	$656,326	$1,483	30
2015		737,494	725,927	722,556	721,082	713,225	711,665	709,937	710,266	714,974	2,044	32
2016			771,829	775,358	762,449	757,010	751,510	753,926	752,541	752,960	3,288	34
2017				752,865	753,274	747,521	746,878	746,475	747,710	746,406	4,267	42
2018					759,748	748,859	746,183	744,467	742,212	741,264	7,835	48
2019						721,072	701,168	690,928	684,606	684,707	14,592	43
2020							900,816	904,545	922,258	926,379	7,624	38
2021								828,347	832,240	815,228	24,478	36
2022									945,041	928,562	54,776	36
2023										1,075,325	286,870	27
Total										$8,042,131

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$369,514	$590,511	$608,396	$626,751	$641,861	$649,068	$651,560	$652,054	$652,379	$652,449
2015		392,762	608,056	663,402	685,314	694,780	700,569	707,271	707,447	716,682
2016			416,513	669,738	711,238	726,462	731,552	738,302	739,143	744,157
2017				445,208	689,587	718,436	730,584	734,415	741,582	746,917
2018					414,833	661,607	708,101	725,027	725,128	730,199
2019						404,870	615,748	645,251	657,699	665,789
2020							460,351	784,553	845,590	900,682
2021								405,461	698,030	754,448
2022									472,020	799,125
2023										565,586
Total										$7,276,034
	Reserves for loss and loss adjustment expenses before 2014, net of reinsurance									5,171
	Reserves for loss and loss adjustment expenses, net of reinsurance									$771,268

Reinsurance & Monoline Excess
Casualty
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2023
For the Year Ended December 31,
	Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR
2014	$319,818	$319,210	$318,559	$330,354	$324,470	$323,855	$335,560	$336,622	$341,244	$343,235	$13,680
2015		259,244	231,574	230,136	252,249	293,032	303,053	304,503	308,986	313,327	16,235
2016			240,868	252,786	245,317	267,808	301,629	301,242	310,273	309,126	19,483
2017				231,313	220,878	238,916	261,438	281,132	298,284	314,895	28,441
2018					221,393	210,492	230,817	246,861	261,004	292,927	37,287
2019						236,517	230,620	239,206	240,879	272,393	52,998
2020							299,888	293,574	290,037	313,904	103,742
2021								360,399	347,054	344,272	190,749
2022									447,231	437,358	325,597
2023										449,816	396,340
Total										$3,391,253

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$21,302	$68,906	$115,585	$154,811	$197,644	$227,038	$251,736	$271,062	$283,876	$296,469
2015		17,876	48,371	91,016	141,073	178,280	204,981	233,281	250,504	266,497
2016			19,884	61,710	100,074	140,104	171,465	205,052	224,739	241,884
2017				16,457	40,013	69,190	123,404	147,049	174,745	207,378
2018					11,056	40,884	77,371	109,290	141,309	182,326
2019						14,544	39,035	63,945	94,735	142,501
2020							20,746	49,637	81,710	137,043
2021								10,910	43,791	89,076
2022									11,574	45,625
2023										10,603
Total										$1,619,402
	Reserves for loss and loss adjustment expenses before 2014, net of reinsurance									402,281
		Reserves for loss and loss adjustment expenses, net of reinsurance								$2,174,132

Monoline Excess
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2023
For the Year Ended December 31,
	Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR
2014	$63,465	$57,558	$49,478	$45,758	$41,671	$42,541	$42,618	$40,652	$35,707	$32,185	$3,400
2015		69,977	57,897	50,099	45,115	39,682	39,781	36,774	30,104	27,590	4,664
2016			72,657	70,281	71,404	64,957	65,485	65,222	61,432	53,304	6,192
2017				76,701	80,508	70,749	71,025	66,795	62,647	55,713	9,442
2018					77,820	72,505	71,448	66,180	57,847	50,744	12,964
2019						78,929	77,482	76,242	73,978	66,071	12,977
2020							84,354	83,468	80,452	72,376	26,582
2021								98,110	87,980	77,220	31,581
2022									98,923	76,725	35,307
2023										110,446	73,881
Total										$622,374

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$358	$1,729	$3,354	$4,175	$5,808	$7,595	$11,154	$11,938	$13,491	$14,632
2015		2,069	2,481	3,272	4,099	4,416	5,083	5,421	6,457	6,844
2016			2,498	4,783	5,573	5,928	7,685	9,883	11,819	13,569
2017				6,282	12,810	15,356	17,327	18,375	19,275	21,275
2018					6,141	8,230	9,368	10,359	12,414	13,583
2019						6,241	10,884	12,728	15,436	18,836
2020							4,869	8,699	10,471	12,869
2021								4,586	6,026	8,872
2022									5,898	10,564
2023										6,390
Total										$127,434
	Reserves for loss and loss adjustment expenses before 2014, net of reinsurance									576,491
	Reserves for loss and loss adjustment expenses, net of reinsurance									$1,071,431

Property
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2023
For the Year Ended December 31,
	Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR
2014	$113,055	$96,586	$97,261	$99,973	$99,200	$98,846	$99,244	$97,308	$96,648	$96,135	$344
2015		127,315	117,503	131,722	130,389	129,472	131,133	130,697	131,393	131,947	1,007
2016			167,998	174,440	181,595	180,816	186,086	184,053	185,133	186,176	1,303
2017				206,666	200,487	199,481	198,039	191,941	192,458	193,551	1,452
2018					108,348	112,133	103,192	105,165	103,015	101,498	1,898
2019						103,316	77,255	82,036	81,192	81,157	2,479
2020							114,645	117,885	116,786	121,417	4,291
2021								133,989	146,726	144,429	13,709
2022									167,223	167,351	30,362
2023										137,685	60,458
Total										$1,361,346

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$38,734	$66,816	$82,113	$88,240	$91,376	$93,087	$94,552	$95,186	$95,620	$94,996
2015		53,435	89,120	109,053	118,615	122,630	125,494	126,895	128,037	128,947
2016			78,887	133,478	157,341	168,433	175,867	177,961	182,300	184,208
2017				72,114	141,390	171,736	179,799	182,680	185,895	188,497
2018					33,972	65,071	82,327	87,789	94,931	96,262
2019						23,129	54,709	68,693	71,264	73,234
2020							26,606	65,563	86,885	95,643
2021								15,245	71,800	109,179
2022									25,515	91,718
2023										24,737
Total										$1,087,421
	Reserves for loss and loss adjustment expenses before 2014, net of reinsurance									1,472
	Reserves for loss and loss adjustment expenses, net of reinsurance									$275,397

The reconciliation of the net incurred and paid claims development tables to the reserves for losses and loss expenses in the consolidated balance sheet is as follows:

(In thousands)	December 31, 2023
Undiscounted reserves for loss and loss expenses, net of reinsurance:
Other liability	$6,371,675
Workers' compensation	1,812,508
Professional liability	1,971,299
Auto	1,452,830
Short-tail lines	771,268
Other	151,204
Insurance	12,530,784
Casualty	2,174,132
Monoline excess	1,071,431
Property	275,397
Reinsurance & Monoline Excess	3,520,960
Total undiscounted reserves for loss and loss expenses, net of reinsurance	$16,051,744

(In thousands)	December 31, 2023
Due from reinsurers on unpaid claims:
Other liability	$951,773
Workers' compensation	189,182
Professional liability	1,138,129
Auto	81,334
Short-tail lines	379,621
Other	127,581
Insurance	2,867,620
Casualty	116,198
Monoline excess	40,467
Property	53,547
Reinsurance & Monoline Excess	210,212
Total due from reinsurers on unpaid claims	$3,077,832

(In thousands)	December 31, 2023
Loss reserve discount:
Other liability	$—
Workers' compensation	(12,193)
Professional liability	—
Auto	—
Short-tail lines	—
Other	—
Insurance	(12,193)
Casualty	(72,503)
Monoline excess	(305,228)
Property	—
Reinsurance & Monoline Excess	(377,731)
Total loss reserve discount	$(389,924)
Total gross reserves for loss and loss expenses	$18,739,652
The following is supplementary information regarding average historical claims duration as of December 31, 2023:

Insurance
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Other liability	6.4%	13.4%	15.8%	15.6%	12.9%	10.4%	7.5%	5.5%	4.1%	3.3%
Workers' compensation	24.4%	30.6%	16.0%	9.2%	5.3%	3.4%	2.3%	1.7%	1.4%	1.0%
Professional liability	7.3%	17.1%	17.2%	14.5%	9.0%	9.4%	5.8%	2.6%	4.0%	2.0%
Auto	34.5%	20.6%	15.8%	11.3%	7.3%	3.6%	1.6%	0.8%	0.3%	0.3%
Short-tail lines	54.4%	33.4%	5.5%	2.8%	1.0%	0.9%	0.5%	0.3%	0.4%	0.3%

Reinsurance & Monoline Excess
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Casualty	4.7%	10.0%	11.7%	13.9%	11.7%	10.1%	8.2%	5.6%	4.4%	3.7%
Monoline excess	7.2%	5.1%	3.1%	2.7%	3.4%	3.2%	4.9%	3.2%	3.1%	3.5%
Property	28.8%	33.5%	17.1%	5.6%	3.5%	1.6%	1.6%	0.6%	0.2%	—%

The table below provides a reconciliation of the beginning and ending reserve balances:

(In thousands)	2023	2022	2021
Net reserves at beginning of year	$14,248,879	$12,848,362	$11,620,393
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	6,311,780	5,774,713	4,921,191
Increase in estimates for claims occurring in prior years (2)	29,681	54,511	863
Loss reserve discount accretion	30,681	32,526	31,906
Total	6,372,142	5,861,750	4,953,960
Net payments for claims:
Current year	1,217,078	1,068,577	887,896
Prior year	3,764,532	3,279,333	2,777,798
Total	4,981,610	4,347,910	3,665,694
Foreign currency translation	22,409	(113,323)	(60,297)
Net reserves at end of year	15,661,820	14,248,879	12,848,362
Ceded reserve at end of year	3,077,832	2,762,344	2,542,526
Gross reserves at end of year	$18,739,652	$17,011,223	$15,390,888

Net change in premiums and losses occurring in prior years:
Increase in estimates for claims occurring in prior years (2)	$(29,681)	$(54,511)	$(863)
Retrospective premium adjustments for claims occurring in prior years (3)	10,782	18,106	7,510
Net premium and reserve development on prior years	$(18,899)	$(36,405)	$6,647
_______________________________________
(1)Claims occurring during the current year are net of loss reserve discounts of $47 million, $35 million and $21 million in 2023, 2022, and 2021, respectively.
(2)The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $13 million in 2023, increased by $16 million in 2022, and decreased by $19 million in 2021.
(3)For certain retrospectively rated insurance polices and reinsurance agreements, changes in loss and loss expenses for prior years are offset by additional or return premiums.
The COVID-19 global pandemic impacted, and may further impact, the Company’s loss costs. Accordingly, the ultimate net impact of COVID-19 on the Company’s reserves remains uncertain. As of December 31, 2023, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $384 million, of which $326 million relates to the Insurance segment and $58 million relates to the Reinsurance & Monoline Excess segment. Such $384 million of COVID-19-related losses included $381 million of reported losses and $3 million of IBNR. For the year ended December 31, 2023, the Company recognized current accident year losses for COVID-19-related claims activity, net of reinsurance, of approximately $1 million, all of which relates to the Insurance segment.
Unfavorable prior year development (net of additional and return premiums) was $19 million in 2023.
Insurance – Reserves for the Insurance segment developed unfavorably by $24 million in 2023 (net of additional and return premiums). The unfavorable development for the segment was concentrated in the early part of the year, with reserve development being flat overall during the second half of 2023. A key driver of the unfavorable development early in 2023 was property catastrophe losses related to 2022 events which were still being adjusted and settled during the early part of 2023. In particular, losses related to U.S. winter storms which occurred during the month of December 2022 were a significant contributor to the development, as information gathering and evaluation of many of these claims were still ongoing into the new year.
In addition to the property prior year development discussed above, during 2023 the Insurance segment also experienced adverse prior year development on casualty lines of business for the 2016 through 2019 accident years, which was offset by favorable prior year development on casualty lines of business for the 2020 through 2022 accident years. The unfavorable development on the 2016 through 2019 accident years was concentrated in the general liability and commercial auto liability lines of business. The development, which particularly impacted business attaching excess of primary policy limits, was driven by a larger than expected number of large losses reported. The Company believes social inflation is contributing to an increase in the frequency of large losses for these accident years. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The favorable prior year development on casualty lines for the 2020 through 2022 accident years in the Insurance segment was concentrated in the professional liability, workers’ compensation, and general liability lines of business. Due to elevated uncertainty regarding incurred loss frequency and severity as a result of ongoing social inflation and the impacts of the COVID-19 pandemic, the Company set its initial loss ratios for the 2020 through 2022 accident years prudently, and largely maintained these estimates through the end of each respective accident year. The reported loss experience to date for these lines of business for the 2020 through 2022 accident years has been significantly better than was expected, and the Company has begun to react to this favorable emergence as the accident years mature beyond the age of twelve months. It should also be noted that commercial auto liability experienced adverse prior year development for the 2020 through 2022 accident years, which partially offset the favorable development discussed above; the adverse development was driven by a larger than expected number of large losses reported.
Reinsurance & Monoline Excess – Reserves for the Reinsurance & Monoline Excess segment developed favorably by $5 million in 2023 (net of additional and return premiums). The overall favorable prior year development for the segment was driven mainly by favorable development in excess workers’ compensation, substantially offset by unfavorable development in the non-proportional reinsurance assumed liability and excess general liability (including umbrella) lines of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to our expectations, and to favorable claim settlements. The favorable development was spread across many prior accident years. The unfavorable development for non-proportional reinsurance assumed liability and excess general liability was associated primarily with our U.S. assumed reinsurance business, and related to accounts reinsuring excess and umbrella business and construction projects. The adverse development was concentrated mainly in accident years 2017 through 2020.
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
The unfavorable development mentioned above also includes favorable prior year development for the Insurance segment primarily attributable to the 2020 and 2021 accident years and unfavorable development on the 2015 through 2019 accident years. The favorable development on the 2020 and 2021 accident years was concentrated in certain casualty lines of business including general liability, professional liability, and workers’ compensation. The Company experienced lower reported claim frequency in these lines of business during 2020 and 2021 relative to historical averages, and continued to experience lower reported incurred losses relative to its expectations for these accident years as they developed during 2022. These trends began in 2020 and we believe were caused by the impacts of the COVID-19 pandemic, including for example, lockdowns, reduced driving/traffic and increased work from home. Due to the uncertainty regarding the ultimate impacts of the pandemic on accident years 2020 and 2021 incurred losses, the Company was cautious in reacting to these lower trends in setting and updating its loss ratio estimates for these years. As these accident years have continued to mature, the Company has continued to recognize some of the favorable reported experience in its ultimate loss estimates made during 2022.
The unfavorable development on the 2015 through 2019 accident years was concentrated in the general liability and professional liability, including medical professional, lines of business, as well as auto liability. The development was driven by a larger than expected number of large losses reported. The Company believes social inflation is contributing to an increase in the frequency of large losses for these accident years. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
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
The favorable development on the 2020 accident year was largely concentrated in the auto liability and other liability lines of business, including commercial multi-peril liability. During 2020 the Company achieved larger rate increases in these lines of business than were contemplated in its budget and in its initial loss ratio selections. The Company also experienced significantly lower reported claim frequency in these lines in 2020 relative to historical averages, and lower reported incurred losses relative to its expectations. We believe that the lower claim frequency and lower reported incurred losses were caused by the impacts of the COVID-19 pandemic, for example, lockdowns, reduced driving and traffic, work from home, and court closures. However, due to the uncertainty regarding the ultimate impacts of the pandemic on accident year 2020 incurred losses, the Company elected not to react to these lower reported trends during 2020. As more information became available and the 2020 accident year continued to mature, during 2021 the Company started to recognize favorable accident year 2020 development in response to the continuing favorable reported loss experience relative to its expectations.
The adverse development on the 2016 through 2019 accident years is concentrated largely in the other liability line of business, including commercial multi-peril liability, but is also seen to a lesser extent in Auto liability. The adverse development for these accident years is driven by a higher than expected number of large losses reported, and particularly impacted the directors and officers liability, lawyers professional liability, and excess and surplus lines casualty classes of business. We also believe that increased social inflation is contributing to the increased number of large losses, for example, higher jury awards on cases which go to trial, and the corresponding higher demands from plaintiffs and higher values required to reach settlement on cases which do not go to trial.
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
The Company’s net reserves for losses and loss expenses relating to asbestos and environmental claims on policies written before adoption of the absolute exclusion was $17 million and $20 million at December 31, 2023 and 2022, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
Discounting — The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,352 million and $1,464 million at December 31, 2023 and 2022, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $390 million and $416 million at December 31, 2023 and 2022, respectively. At December 31, 2023, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.5%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2023) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2023), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates prescribed or permitted by the Department of Insurance of the State of Delaware.

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
The following is a summary of reinsurance financial information:

(In thousands)	2023	2022	2021
Written premiums:
Direct	$11,676,743	$10,695,138	$9,531,050
Assumed	1,295,263	1,213,914	1,169,084
Ceded	(2,017,539)	(1,904,982)	(1,837,267)
Total net written premiums	$10,954,467	$10,004,070	$8,862,867

Earned premiums:
Direct	$11,112,980	$10,217,891	$8,825,568
Assumed	1,246,288	1,226,801	1,085,804
Ceded	(1,958,581)	(1,883,263)	(1,805,341)
Total net earned premiums	$10,400,687	$9,561,429	$8,106,031

Ceded losses and loss expenses incurred	$1,376,144	$1,269,338	$1,236,960
Ceded commission earned	$471,841	$477,437	$449,739

The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the years ended December 31, 2023 and 2022:

(In thousands)	2023	2022
Allowance for expected credit losses, beginning of period	$30,660	$25,218
Change in allowance for expected credit losses	4,450	5,442
Allowance for expected credit losses, end of period	$35,110	$30,660
Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses of $8.4 million, $8.1 million and $7.7 million as of December 31, 2023, 2022 and 2021, respectively. The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the years ended December 31, 2023 and 2022:

(In thousands)	2023	2022
Allowance for expected credit losses, beginning of period	$8,064	$7,713
Change in allowance for expected credit losses	340	351
Allowance for expected credit losses, end of period	$8,404	$8,064
The following table presents the amounts due from reinsurers as of December 31, 2023:

(In thousands)

Lloyd’s of London	$402,210
Lifson Re	335,382
Partner Re	314,471
Munich Re	310,985
Berkshire Hathaway	307,878
Hannover Re Group	231,172
Renaissance Re	217,008
Swiss Re	176,377
Everest Re	145,155
Liberty Mutual	117,556
Axis Capital	86,680
Fairfax Financial	64,300
Korean Re	57,530
Arch Capital Group	54,175
Sompo Holdings Group	47,520
Axa Insurance	45,680
TOA RE	37,140
Nationwide Group	32,411
Markel Corp Group	31,827
Helvetia Holdings Group	31,429
Chubb Group	24,459
MS & AD Insurance Group	20,144
Other reinsurers less than $20,000	316,649
Subtotal	3,408,138
Residual market pools (1)	134,793
Allowance for expected credit losses	(8,404)
Total	$3,534,527
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

(15)    Indebtedness
Indebtedness consisted of the following as of December 31, 2023 (the difference between the face value and the carrying value is unamortized discount and debt issuance costs):

			Carrying Value
(In thousands)	Interest Rate	Face Value	2023	2022
Senior notes and other debt due on:
February 15, 2037	6.250%	$250,000	$248,556	$248,446
August 1, 2044	4.750%	350,000	346,205	346,020
May 12, 2050	4.000%	470,000	489,964	490,721
March 30, 2052	3.550%	400,000	394,411	394,213
September 30, 2061	3.150%	350,000	343,129	342,945
Subsidiary debt and other (1)	Various	5,686	5,686	6,478
Total senior notes and other debt		$1,825,686	$1,827,951	$1,828,823
Subordinated debentures due on:
March 30, 2058	5.700%	$185,000	$179,489	$179,328
December 30, 2059	5.100%	300,000	291,418	291,179
September 30, 2060	4.250%	250,000	244,668	244,523
March 30, 2061	4.125%	300,000	293,515	293,341
Total subordinated debentures		$1,035,000	$1,009,090	$1,008,371
________________
(1) Subsidiary debt of $6 million is due in 2024, partially offset by the unamortized cost of $0.6 million due to entering into the $300 million senior unsecured revolving credit facility.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of December 31, 2023, there were no borrowings outstanding under the facility.

(16)    Income Taxes
Income tax expense (benefit) consists of:

(In thousands)	Current Expense	Deferred (Benefit) Expense	Total
December 31, 2023
Domestic	$352,891	$(43,456)	$309,435
Foreign	44,372	16,750	61,122
Total expense (benefit)	$397,263	$(26,706)	$370,557

December 31, 2022
Domestic	$295,849	$(27,544)	$268,305
Foreign	42,890	23,532	66,422
Total expense (benefit)	$338,739	$(4,012)	$334,727

December 31, 2021
Domestic	$239,090	$2,752	$241,842
Foreign	—	10,048	10,048
Total expense	$239,090	$12,800	$251,890

Income before income taxes from domestic operations was $1,430 million, $1,240 million and $1,224 million for the years ended December 31, 2023, 2022 and 2021, respectively. Income before income taxes from foreign operations was $324 million, $480 million and $59 million for the years ended December 31, 2023, 2022 and 2021, respectively.

A reconciliation of the income tax expense and the amounts computed by applying the Federal and foreign income tax rate of 21% for 2023, 2022 and 2021 to pre-tax income are as follows:

(In thousands)	2023	2022	2021
Computed “expected” tax expense	$368,425	$361,133	$269,410
Tax-exempt investment income	(8,361)	(10,815)	(11,380)
Change in valuation allowance	(10,883)	(28,064)	2,974
Impact of foreign tax rates	5,461	(453)	(2,368)
State and local taxes	12,271	8,976	4,230
Other, net	3,644	3,950	(10,976)
Total expense	$370,557	$334,727	$251,890

At December 31, 2023 and 2022, the tax effects of differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

(In thousands)	2023	2022
Deferred tax asset:
Loss reserve discounting	$230,956	$192,181
Unearned premiums	200,938	180,326
Unrealized investment losses	126,693	228,456
Net operating losses & foreign tax credits	59,154	58,182
Other-than-temporary impairments	12,691	5,935
Employee compensation plans	68,062	63,313
Other	78,025	72,536
Gross deferred tax asset	776,519	800,929
Less valuation allowance	(36,283)	(47,166)
Deferred tax asset	740,236	753,763
Deferred tax liability:
Amortization of intangibles	15,205	13,973
Loss reserve discounting - transition rule	9,894	14,843
Deferred policy acquisition costs	176,281	157,055
Property, furniture and equipment	43,501	45,887
Investment funds	161,867	125,525
Other	66,525	67,479
Deferred tax liability	473,273	424,762
Net deferred tax asset	$266,963	$329,001

The Company had a net current tax payable of $46 million and a net tax receivable of $5 million at December 31, 2023 and 2022, respectively. At December 31, 2023, the Company had foreign net operating loss carryforwards of $220 million that have no expiration date. At December 31, 2023, the Company had a valuation allowance of $36 million as compared to $47 million at December 31, 2022. The Company has provided a valuation allowance against the utilization of foreign tax credits and the future net operating loss carryforward benefits of certain foreign operations. The statute of limitations for the Company’s U.S. Federal income tax returns has closed for all years through December 31, 2019.

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

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $261 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

(17)    Dividends from Subsidiaries and Statutory Financial Information
The Company’s insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. The Company’s lead insurer, Berkley Insurance Company ("BIC"), directly or indirectly owns all of the Company’s other insurance companies. During 2024, the maximum amount of dividends that can be paid by BIC without such approval is approximately $1.2 billion.
BIC’s combined net income and statutory capital and surplus, as determined in accordance with statutory accounting practices ("SAP"), are as follows:

(In thousands)	2023	2022	2021
Net income	$1,176,255	$1,358,813	$1,040,342
Statutory capital and surplus	$8,776,138	$8,330,587	$6,817,535
    The significant variances between SAP and GAAP are that for statutory purposes bonds are carried at amortized cost, unrealized gains and losses on equity securities are recorded in surplus, acquisition costs are charged to income as incurred, deferred Federal income taxes are subject to limitations, excess and assumed workers’ compensation reserves are discounted at different discount rates and certain assets designated as “non-admitted assets” are charged against surplus. The Commissioner of Insurance of the State of Delaware has allowed BIC to recognize a non-tabular discount on certain workers' compensation loss reserves, which is a permitted practice that differs from SAP. The effect of using this permitted practice was an increase to BIC’s statutory capital and surplus by $159 million at December 31, 2023.
The National Association of Insurance Commissioners (“NAIC”) has risk-based capital (“RBC”) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company’s mix of products and its balance sheet. This guidance is used to calculate two capital measurements: Total Adjusted Capital and RBC Authorized Control Level. Total Adjusted Capital is equal to the Company’s statutory capital and surplus excluding capital and surplus derived from the use of permitted practices that differ from statutory accounting practices. RBC Authorized Control Level is the capital level used by regulatory authorities to determine whether remedial action is required. Generally, no remedial action is required if Total Adjusted Capital is 200% or more of the RBC Authorized Control Level. At December 31, 2023, BIC’s Total Adjusted Capital of $8.6 billion was 391% of its RBC Authorized Control Level.
See Note 3, Investments in Fixed Maturity Securities, for a description of assets held on deposit as security.

(18)    Common Stockholders’ Equity
The weighted average number of shares used in the computation of net income per share was as follows:

(In thousands)	2023	2022	2021
Basic	271,000	276,852	277,430
Diluted	273,298	279,461	279,749

Treasury shares have been excluded from average outstanding shares from the date of acquisition. The weighted average number of basic shares outstanding includes the impact of 11,663,450 common shares held in a grantor trust. The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since shares deliverable under vested RSUs were already included in diluted shares outstanding. The difference in calculating basic and diluted net income per share is attributable entirely to the dilutive effect of stock-based compensation plans. Changes in shares of common stock outstanding, net of treasury shares, are presented below. Shares of common stock issued and outstanding do not include shares related to unissued restricted stock units (including shares held in the grantor trust).

	2023	2022	2021
Balance, beginning of year	264,546,100	265,170,882	266,737,725
Shares issued	706,333	745,612	1,062,086
Shares repurchased	(8,707,676)	(1,370,394)	(2,628,929)
Balance, end of year	256,544,757	264,546,100	265,170,882

The amount of dividends paid is dependent upon factors such as the receipt of dividends from our subsidiaries, our results of operations, cash flow, financial condition and business needs, the capital and surplus requirements of our subsidiaries, and applicable insurance regulations that limit the amount of dividends that may be paid by our regulated insurance subsidiaries.

(19)    Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2023 and 2022:

	2023		2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$20,178,308	$20,181,547	$17,587,349	$17,591,626
Equity securities	1,090,347	1,090,347	1,185,894	1,185,894
Arbitrage trading account	938,049	938,049	944,230	944,230
Loans receivable	201,271	198,244	193,002	187,981
Cash and cash equivalents	1,363,195	1,363,195	1,449,346	1,449,346
Trading accounts receivable from brokers and clearing organizations	303,614	303,614	233,863	233,863
Due from broker	36,747	36,747	3,609	3,609

Liabilities:
Trading account securities sold but not yet purchased	9,357	9,357	—	—
Senior notes and other debt	1,827,951	1,480,076	1,828,823	1,439,188
Subordinated debentures	1,009,090	929,598	1,008,371	805,600
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
On December 22, 2023, one of the Company’s subsidiaries filed a lawsuit against certain reinsurers to recover in excess of $90 million in respect of certain losses paid to its policyholders under certain event cancellation and related insurance policies. The Company believes its claims against the reinsurers are meritorious and expects a positive resolution to its lawsuit. While an adverse outcome is possible, the Company believes that the outcome, in any case, will not be material to the Company’s financial condition.

At December 31, 2023, the Company had commitments to invest up to $339 million and $106 million in certain investment funds and real estate construction projects, respectively.

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
    The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information is as follows:

	For the Year Ended December 31,

(In thousands)	2023	2022
Leases:
Lease cost	$44,256	$43,383
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$49,910	$43,871
Right-of-use assets obtained in exchange for new lease liabilities	$53,753	$28,075

	As of December 31,
($ in thousands)	2023	2022
Right-of-use assets	$176,496	$169,271
Lease liabilities	$218,621	$204,088
Weighted-average remaining lease term	7.3 years	7.1 years
Weighted-average discount rate	5.10%	4.40%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	December 31, 2023
Contractual Maturities:
2024	$50,222
2025	41,249
2026	34,072
2027	24,900
2028	23,206
Thereafter	84,014
Total undiscounted future minimum lease payments	257,663
Less: Discount impact	39,042
Total lease liability	$218,621

(22)    Stock Incentive Plan
Pursuant to the Company's stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. The following table summarizes RSU information for the three years ended December 31, 2023:

	2023	2022	2021
RSUs granted and unvested at beginning of period:	4,618,426	5,144,519	5,706,504
Granted	1,098,460	1,024,960	1,272,990
Vested	(1,151,304)	(1,258,680)	(1,523,960)
Canceled	(275,404)	(292,373)	(311,016)
RSUs granted and unvested at end of period:	4,290,178	4,618,426	5,144,519

Upon vesting, shares of the Company’s common stock equal to the number of vested RSUs are issued or deferred to a later date, depending on the terms of the specific award agreement. As of December 31, 2023, 11,560,624 RSUs had been deferred. RSUs that have not yet vested and vested RSUs that have been deferred are not considered to be issued and outstanding shares.

The fair value of RSUs at the date of grant are recorded as unearned compensation, a component of stockholders’ equity, and expensed over the vesting period. Following is a summary of changes in unearned compensation for the three years ended December 31, 2023:

(In thousands)	2023	2022	2021
Unearned compensation at beginning of year	$142,060	$135,535	$132,310
RSUs granted, net of cancellations	62,418	60,628	56,711
RSUs expensed	(49,200)	(47,611)	(46,441)
RSUs forfeitures	(7,198)	(6,492)	(7,045)
Unearned compensation at end of year	$148,080	$142,060	$135,535

(23)    Compensation Plans
The Company and its subsidiaries have profit sharing plans in which substantially all employees participate. The plans provide for minimum annual contributions of 5% of eligible compensation; contributions above the minimum are discretionary and vary with each participating businesses's profitability. Employees become eligible to participate in the plan on the first day of the calendar quarter following the first full calendar quarter after the employee's date of hire provided the employee has completed 250 hours of service during the calendar quarter. The plans provide that 40% of the contributions vest immediately and that the remaining 60% vest at varying percentages based upon years of service. Profit sharing expense was $75 million, $62 million and $50 million in 2023, 2022 and 2021, respectively.
The Company has a long-term incentive compensation plan ("LTIP") that provides for compensation to key executives based on the growth in the Company's book value per share over a five year period.
The following table summarizes the outstanding LTIP awards as of December 31, 2023:

	Units Outstanding	Maximum Value	Inception to date earned through December 31, 2023 on outstanding units
2019 grant	194,000	$19,400,000	$19,400,000
2020 grant	205,500	20,550,000	20,071,041
2021 grant	212,250	21,225,000	17,575,043
2022 grant	233,250	23,325,000	12,238,628
2023 grant	245,500	24,550,000	5,423,639

The following table summarizes the LTIP expense for each of the three years ended December 31, 2023:

(In thousands)	2023	2022	2021
2016 grant	$—	$—	$(117)
2017 grant	—	—	6,012
2018 grant	(125)	4,299	5,503
2019 grant	3,366	6,904	5,309
2020 grant	7,047	6,653	5,065
2021 grant	6,561	6,574	4,906
2022 grant	6,155	6,232	—
2023 grant	5,424	—	—
Total	$28,428	$30,662	$26,678

(24)    Supplemental Financial Statement Data
Other operating costs and expenses consist of the following:

(In thousands)	2023	2022	2021
Amortization of deferred policy acquisition costs	$1,038,975	$1,038,903	$961,628
Insurance operating expenses	1,915,711	1,635,000	1,345,099
Insurance service expenses	91,714	96,419	86,003
Net foreign currency losses (gains)	31,799	(50,930)	(25,725)
Debt extinguishment costs	—	—	11,521
Other costs and expenses	285,737	242,113	220,744
Total	$3,363,936	$2,961,505	$2,599,270

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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Year ended December 31, 2023
Insurance	$9,130,324	$793,998	$36,830	$9,961,152	$1,640,438	$1,291,654
Reinsurance & Monoline Excess	1,270,363	211,628	—	1,481,991	438,765	346,782
Corporate, other and eliminations (3)	—	47,209	605,544	652,753	(371,842)	(293,869)
Net investment gains	—	—	47,042	47,042	47,042	36,792
Consolidated	$10,400,687	$1,052,835	$689,416	$12,142,938	$1,754,403	$1,381,359

Year ended December 31, 2022
Insurance	$8,369,062	$550,084	$33,347	$8,952,493	$1,455,658	$1,173,425
Reinsurance & Monoline Excess	1,192,367	194,272	—	1,386,639	316,527	251,386
Corporate, other and eliminations (3)	—	34,829	590,141	624,970	(254,901)	(203,476)
Net investment gains	—	—	202,397	202,397	202,397	159,727
Consolidated	$9,561,429	$779,185	$825,885	$11,166,499	$1,719,681	$1,381,062

Year ended December 31, 2021
Insurance	$7,077,708	$468,821	$32,063	$7,578,592	$1,219,798	$976,184
Reinsurance & Monoline Excess	1,028,323	175,324	—	1,203,647	270,563	215,439
Corporate, other and eliminations (3)	—	27,473	555,122	582,595	(298,088)	(242,055)
Net investment gains	—	—	90,632	90,632	90,632	72,922
Consolidated	$8,106,031	$671,618	$677,817	$9,455,466	$1,282,905	$1,022,490

Identifiable Assets
(In thousands)	December 31,
	2023	2022
Insurance	$30,132,743	$27,009,652
Reinsurance & Monoline Excess	5,389,125	5,195,752
Corporate, other and eliminations (3)	1,680,147	1,655,695
Consolidated	$37,202,015	$33,861,099
_______________________________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2) Revenues for Insurance includes $1,171 million, $1,029 million, and $873 million in 2023, 2022 and 2021, respectively, from foreign countries. Revenues for Reinsurance & Monoline Excess includes $463 million, $412 million, and $380 million in 2023, 2022 and 2021, respectively, from foreign countries.
(3) Corporate, other and eliminations represent corporate revenues and expenses and other items that are not allocated to business segments.

Net premiums earned by major line of business were as follows:

(In thousands)	2023	2022	2021
Insurance
Other liability	$3,613,900	$3,206,846	$2,673,098
Short-tail lines	1,897,070	1,630,371	1,389,068
Auto	1,313,210	1,208,241	990,945
Workers' compensation	1,212,294	1,197,811	1,131,283
Professional liability	1,093,850	1,125,793	893,314
Total Insurance	9,130,324	8,369,062	7,077,708
Reinsurance & Monoline Excess
Casualty	770,920	764,793	643,193
Property	258,317	210,557	183,943
Monoline Excess	241,126	217,017	201,187
Total Reinsurance & Monoline Excess	1,270,363	1,192,367	1,028,323
Total	$10,400,687	$9,561,429	$8,106,031

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
During the quarter ended December 31, 2023, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
W. R. Berkley Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited W. R. Berkley Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules II to VI (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 23, 2024

ITEM 9B. OTHER INFORMATION

    None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, and which is incorporated herein by reference.

(b) Security ownership of management

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, and which is incorporated herein by reference.

(c) Changes in control

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, and which is incorporated herein by reference.

(d) Equity compensation plan information

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, and which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185.
Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, and which is incorporated herein by reference.

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

(3.5)	Amendment, dated June 15, 2022, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on June 16, 2022).

(3.6)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 1, 2023).

(4.1)	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on February 24, 2023).

(4.2)	Indenture, dated as of February 14, 2003, between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 31, 2003).

(4.3)	Fifth Supplemental Indenture, dated as of February 9, 2007, between the Company and The Bank of New York, as Trustee, relating to $250,000,000 principal amount of the Company’s 6.250% Senior Notes due 2037, including the form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 1, 2007).

(4.4)	Ninth Supplemental Indenture, dated as of August 6, 2014, between the Company and The Bank of New York Mellon, as Trustee, relating to $350,000,000 principal amount of the Company’s 4.750% Senior Notes due 2044, including the form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on August 6, 2014).

(4.5)	Indenture, dated as of May 12, 2020, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on May 12, 2020).

(4.6)	First Supplemental Indenture, dated as of May 12, 2020, between the Company and The Bank of New York Mellon, as Trustee, relating to $470,000,000 principal amount of the Company’s 4.000% Senior Notes due 2050, including the form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on May 12, 2020).

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

(4.9)	Subordinated Indenture, dated as of March 26, 2018, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 26, 2018).

(4.10)	First Supplemental Indenture, dated as of March 26, 2018, between the Company and The Bank of New York Mellon, as Trustee, relating to $185,000,000 principal amount of the Company’s 5.700% Subordinated Debentures due 2058, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 26, 2018).

(4.11)	Second Supplemental Indenture, dated as of December 16, 2019, between the Company and the Bank of New York Mellon, as Trustee, relating to $300,000,000 principal amount of the Company's 5.100% Subordinated Debentures due 2059, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 16, 2019).

(4.12)	Third Supplemental Indenture, dated as of September 21, 2020, between the Company and The Bank of New York Mellon, as Trustee, relating to $250,000,000 principal amount of the Company’s 4.250% Subordinated Debentures due 2060, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on September 21, 2020).

(4.13)	Fourth Supplemental Indenture, dated as of February 10, 2021, between the Company and The Bank of New York Mellon, as Trustee, relating to $300,000,000 principal amount of the Company’s 4.125% Subordinated Debentures due 2061, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on February 10, 2021).

(4.14)	The instruments defining the rights of holders of the other long term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.

(10.1)	Credit Agreement, dated as of April 1, 2022, by and among W. R. Berkley Corporation, as borrower, each lender from time to time party thereto, Credit Suisse AG, New York Branch, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc. as Syndication Agents, and Bank of America, N.A., as Administrative Agent, Several L/C Agent and Fronting L/C Issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on April 4, 2022).

(10.2)	W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company’s 2018 Proxy Statement (File No. 1-15202) filed with the Commission on April 19, 2018).

(10.3)	Form of Restricted Stock Unit Agreement for grant of April 4, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

(10.4)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2005).

(10.5)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2010).

(10.6)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 8, 2012).

(10.7)	Form of 2014 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 7, 2014).

(10.8)	Form of 2015 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 9, 2015).

(10.9)	Form of 2017 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 8, 2017).

(10.10)	Form of 2018 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 7, 2018).

(10.11)	Form of 2020 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 5, 2020).

(10.12)	Form of 2023 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2018 Stock Incentive Plan.

(10.13)	W. R. Berkley Corporation Deferred Compensation Plan for Officers as amended and restated effective December 1, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on November 12, 2021).

(10.14)	W. R. Berkley Corporation Deferred Compensation Plan for Directors as amended and restated effective December 1, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on November 12, 2021).

(10.15)	W. R. Berkley Corporation Amended and Restated Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on February 25, 2019).

(10.16)	W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's current Report on Form 8-K (File No. 1-15202) filed with the Commission on February 25, 2019).

(10.17)	Form of 2020 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 3, 2020).

(10.18)	Form of 2021 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 4, 2021).

(10.19)	Form of 2022 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2022).

(10.20)	Form of 2023 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 4, 2023).

(10.21)	W. R. Berkley Corporation 2009 Directors Stock Plan (incorporated by reference to Annex B of the Company’s 2021 Proxy Statement (File No. 1-15202) filed with the Commission on April 27, 2021).

(10.22)	Supplemental Benefits Agreement between William R. Berkley and the Company as amended and restated as of December 21, 2011 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on February 28, 2012).

(14)	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 14, 2005).

(21)	List of the Company’s subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(97)	W. R. Berkley Corporation Clawback Policy.
ITEM 16. FORM 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    W. R. BERKLEY CORPORATION

By	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr. President and Chief Executive Officer
February 23, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley	Executive Chairman	February 23, 2024
William R. Berkley	of the Board of Directors

/s/ W. Robert Berkley, Jr.	President	February 23, 2024
W. Robert Berkley, Jr.	Chief Executive Officer and Director
(Principal executive officer)

/s/ Christopher L. Augostini	Director	February 23, 2024
Christopher L. Augostini

/s/ Ronald E. Blaylock	Director	February 23, 2024
Ronald E. Blaylock

/s/ Mary C. Farrell	Director	February 23, 2024
Mary C. Farrell

/s/ María Luisa Ferré	Director	February 23, 2024
María Luisa Ferré

/s/ Daniel L. Mosley	Director	February 23, 2024
Daniel L. Mosley

/s/ Mark L. Shapiro	Director	February 23, 2024
Mark L. Shapiro

/s/ Jonathan Talisman	Director	February 23, 2024
Jonathan Talisman

/s/ Richard M. Baio	Executive Vice President	February 23, 2024
Richard M. Baio	and Chief Financial Officer
(Principal financial officer and principal accounting officer)

Schedule II
W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
(In thousands)	2023	2022
Assets:
Cash and cash equivalents	$128,434	$103,522
Fixed maturity securities available for sale at fair value (cost $190,708 and $285,900 at December 31, 2023 and 2022, respectively)	189,189	275,511
Loans receivable (net of allowance for expected credit losses of $1,146 and $559 at December 31, 2023 and 2022, respectively)	91,304	109,793
Equity securities, at fair value (cost $3,430 in both 2023 and 2022)	3,430	3,430
Investment in subsidiaries	9,887,117	8,888,455
Current federal income taxes	—	34,452
Deferred federal income taxes	278,946	304,191
Property, furniture and equipment at cost, less accumulated depreciation	10,382	11,356
Other assets	44,186	39,741
Total assets	$10,632,988	$9,770,451
Liabilities and stockholders’ equity:
Liabilities:
Due to subsidiaries	$178,676	$53,029
Other liabilities	166,399	139,150
Current federal income taxes	1,721	—
Subordinated debentures	1,009,090	1,008,371
Senior notes	1,821,671	1,821,569
Total liabilities	3,177,557	3,022,119
Stockholders’ equity:
Preferred stock		—
Common stock	105,803	105,803
Additional paid-in capital	1,017,691	997,534
Retained earnings (including accumulated undistributed net income of subsidiaries of $8,497,674 and $7,975,360 at December 31, 2023 and 2022, respectively)	11,040,908	10,161,005
Accumulated other comprehensive loss	(925,838)	(1,264,581)
Treasury stock, at cost	(3,783,133)	(3,251,429)
Total stockholders’ equity	7,455,431	6,748,332
Total liabilities and stockholders’ equity	$10,632,988	$9,770,451
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial information.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Income (Parent Company)

	Year Ended December 31,
(In thousands)	2023	2022	2021
Management fees and investment income including dividends from subsidiaries of $1,261,166, $22,807, and $520,251 for the years ended December 31, 2023, 2022 and 2021, respectively	$1,325,997	$32,585	$548,512
Net investment (losses) gains	(5,895)	1,007	1,474
Other income	368	1,916	1,138
Total revenues	1,320,470	35,508	551,124
Operating costs and expense	272,750	192,175	214,995
Interest expense	126,397	129,633	144,837
Income (loss) before federal income taxes	921,323	(286,300)	191,292
Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	253,292	414,660	294,731
Federal income tax expense on a consolidated return basis	(284,757)	(258,776)	(226,900)
Net federal income tax (expense) benefit	(31,465)	155,884	67,831
Income (loss) before undistributed equity in net income of subsidiaries	889,858	(130,416)	259,123
Equity in undistributed net income of subsidiaries	491,501	1,511,478	763,367
Net income	$1,381,359	$1,381,062	$1,022,490
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial information.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Cash Flows (Parent Company)

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash flow from (used in) operating activities:
Net income	$1,381,359	$1,381,062	$1,022,490
Adjustments to reconcile net income to net cash from operating activities:
Net investment losses (gains)	5,895	(1,007)	(1,474)
Depreciation and (accretion) amortization	(6,753)	4,281	18,761
Equity in undistributed earnings of subsidiaries	(491,501)	(1,511,478)	(763,367)
Tax payments received from subsidiaries	373,504	321,682	328,851
Federal income taxes provided by subsidiaries on a separate return basis	(253,291)	(414,660)	(294,731)
Stock incentive plans	51,000	49,411	48,440
Change in:
Federal income taxes	(15,793)	(40,746)	(22,017)
Other assets	(5,648)	3,163	(33,319)
Other liabilities	(88,954)	87,100	(11,758)
Accrued investment income	1,200	890	755
Net cash from (used in) operating activities	951,018	(120,302)	292,631
Cash from (used in) investing activities:
Proceeds from sales of fixed maturity securities	748,825	543,549	402,046
Proceeds from maturities and prepayments of fixed maturity securities	82,075	83,134	654,134
Cost of purchases of fixed maturity securities	(732,685)	(109,289)	(1,071,823)
Change in loans receivable	17,843	(16,249)	(18,227)
Investments in and advances to subsidiaries, net	21,605	(171,062)	(1,411)
Change in balance due to security broker	(38)	(10,289)	10,487
Net additions to real estate, furniture & equipment	(18)	(432)	(1,496)
Other, net	290	368	95
Net cash from (used in) investing activities	137,897	319,730	(26,195)
Cash (used in) from financing activities:
Net proceeds from issuance of senior notes	—	(914)	1,029,579
Repayment and redemption of debt	—	(426,503)	(400,000)
Purchase of common treasury shares	(537,163)	(94,140)	(122,426)
Cash dividends to common stockholders	(501,456)	(235,192)	(355,736)
Other, net	(25,384)	(23,194)	(30,776)
Net cash (used in) from financing activities	(1,064,003)	(779,943)	120,641
Net increase (decrease) in cash and cash equivalents	24,912	(580,515)	387,077
Cash and cash equivalents at beginning of year	103,522	684,037	296,960
Cash and cash equivalents at end of year	$128,434	$103,522	$684,037
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial information.

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
December 31, 2023
Note to Condensed Financial Information (Parent Company)
The accompanying condensed financial information should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2022 and 2021 financial statements as originally reported to conform them to the presentation of the 2023 financial statements.
The Company files a consolidated federal income tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, federal income taxes payable by subsidiary companies on a separate-return basis are paid to W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

Schedule III

W. R. Berkley Corporation and Subsidiaries
Supplementary Insurance Information
December 31, 2023, 2022 and 2021

(In thousands)	Deferred Policy Acquisition Cost	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Loss and Loss Expenses	Amortization of Deferred Policy Acquisition Cost	Other Operating Costs and Expenses	Net Premiums Written
December 31, 2023
Insurance	$748,134	$15,386,761	$5,367,137	$9,130,324	$793,998	$5,689,263	$931,748	$1,699,703	$9,657,121
Reinsurance & Monoline Excess	113,475	3,352,891	555,189	1,270,363	211,628	682,879	107,227	253,120	1,297,346
Corporate, other and eliminations	—	—	—	—	47,209	—	—	372,138	—
Total	$861,609	$18,739,652	$5,922,326	$10,400,687	$1,052,835	$6,372,142	$1,038,975	$2,324,961	$10,954,467
December 31, 2022
Insurance	$651,257	$13,786,112	$4,779,214	$8,369,062	$550,084	$5,130,909	$935,469	$1,430,456	$8,784,146
Reinsurance & Monoline Excess	112,229	3,225,111	518,440	1,192,367	194,272	730,841	103,434	235,836	1,219,924
Corporate, other and eliminations	—	—	—	—	34,829	—	—	256,310	—
Total	$763,486	$17,011,223	$5,297,654	$9,561,429	$779,185	$5,861,750	$1,038,903	$1,922,602	$10,004,070
December 31, 2021
Insurance	$566,718	$12,379,395	$4,348,171	$7,077,708	$468,821	$4,326,403	$830,199	$1,202,192	$7,743,814
Reinsurance & Monoline Excess	109,427	3,011,493	498,989	1,028,323	175,324	627,557	131,429	174,098	1,119,053
Corporate, other and eliminations	—	—	—	—	27,473	—	—	261,352	—
Total	$676,145	$15,390,888	$4,847,160	$8,106,031	$671,618	$4,953,960	$961,628	$1,637,642	$8,862,867
__________________________
See Report of Independent Registered Public Accounting Firm.

Schedule IV

W. R. Berkley Corporation and Subsidiaries
Reinsurance
Years ended December 31, 2023, 2022 and 2021

	Premiums Written
(In thousands, other than percentages)	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2023
Insurance	$11,310,709	$1,904,017	$250,429	$9,657,121	2.6%
Reinsurance & Monoline Excess	366,034	113,522	1,044,834	1,297,346	80.5%
Total	$11,676,743	$2,017,539	$1,295,263	$10,954,467	11.8%
Year ended December 31, 2022
Insurance	$10,363,730	$1,799,639	$220,055	$8,784,146	2.5%
Reinsurance & Monoline Excess	331,408	105,343	993,859	1,219,924	81.5%
Total	$10,695,138	$1,904,982	$1,213,914	$10,004,070	12.1%
Year ended December 31, 2021
Insurance	$9,220,683	$1,727,854	$250,985	$7,743,814	3.2%
Reinsurance & Monoline Excess	310,367	109,413	918,099	1,119,053	82.0%
Total	$9,531,050	$1,837,267	$1,169,084	$8,862,867	13.2%
___________________________
See Report of Independent Registered Public Accounting Firm.

Schedule V

W. R. Berkley Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2023, 2022 and 2021

(In thousands)	Opening Allowance Balance	Additions- Charged to Expense	Deduction- Amounts Written Off	Ending Allowance Balance
Year ended December 31, 2023
Premiums, fees and other receivables	$36,931	$13,637	$(8,243)	$42,325
Due from reinsurers	8,064	340	—	8,404
Deferred federal and foreign income taxes	47,166	3,864	(14,747)	36,283
Fixed maturity securities	37,466	5,013	(5,728)	36,751
Loan loss reserves	1,791	1,782	(569)	3,004
Total	$131,418	$24,636	$(29,287)	$126,767
Year ended December 31, 2022
Premiums, fees and other receivables	$30,860	$13,734	$(7,663)	$36,931
Due from reinsurers	7,713	352	(1)	8,064
Deferred federal and foreign income taxes	75,230	1,046	(29,110)	47,166
Fixed maturity securities	22,625	15,152	(311)	37,466
Loan loss reserves	1,718	73	—	1,791
Total	$138,146	$30,357	$(37,085)	$131,418
Year ended December 31, 2021
Premiums, fees and other receivables	$27,855	$10,807	$(7,802)	$30,860
Due from reinsurers	7,801	334	(422)	7,713
Deferred federal and foreign income taxes	79,488	6,011	(10,269)	75,230
Fixed maturity securities	2,580	21,013	(968)	22,625
Loan loss reserves	5,437	—	(3,719)	1,718
Total	$123,161	$38,165	$(23,180)	$138,146
_______________________
See Report of Independent Registered Public Accounting Firm.

Schedule VI

W. R. Berkley Corporation and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
Years Ended December 31, 2023, 2022 and 2021

(In thousands)	2023	2022	2021
Deferred policy acquisition costs	$861,609	$763,486	$676,145
Reserves for losses and loss expenses	18,739,652	17,011,223	15,390,888
Unearned premiums	5,922,326	5,297,654	4,847,160
Net premiums earned	10,400,687	9,561,429	8,106,031
Net investment income	1,052,835	779,185	671,618
Losses and loss expenses incurred:
Current year	6,311,780	5,774,713	4,921,191
Prior years	29,681	54,511	863
Loss reserve discount accretion	30,681	32,526	31,906
Amortization of deferred policy acquisition costs	1,038,975	1,038,903	961,628
Paid losses and loss expenses	4,981,610	4,347,910	3,665,694
Net premiums written	10,954,467	10,004,070	8,862,867
___________________
See Report of Independent Registered Public Accounting Firm.