Form 10-Q
period 2024-03-31
BERKLEY W R CORP
filed 2024-05-03
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of April 29, 2024: 255,662,277

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
Item 6. Exhibits
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $21,775,516 and $20,915,245; allowance for expected credit losses of $22,869 and $36,751 at March 31, 2024 and December 31, 2023, respectively)	$20,964,854	$20,178,308
Investment funds	1,555,818	1,621,655
Real estate	1,273,063	1,249,874
Equity securities	1,178,048	1,090,347
Arbitrage trading account	1,146,119	938,049
Loans receivable (net of allowance for expected credit losses of $2,609 and $3,004 at March 31, 2024 and December 31, 2023, respectively)	228,766	201,271
Total investments	26,346,668	25,279,504
Cash and cash equivalents	1,169,053	1,363,195
Premiums and fees receivable (net of allowance for expected credit losses of $35,039 and $35,110 at March 31, 2024 and December 31, 2023, respectively)	3,171,108	3,109,334
Due from reinsurers (net of allowance for expected credit losses of $9,185 and $8,404 at March 31, 2024 and December 31, 2023, respectively)	3,510,097	3,534,527
Deferred policy acquisition costs	888,719	861,609
Prepaid reinsurance premiums	757,659	758,927
Trading account receivables from brokers and clearing organizations	141,277	303,614
Property, furniture and equipment	466,855	426,803
Goodwill	174,597	174,597
Accrued investment income	217,801	213,408
Current and deferred federal and foreign income taxes	120,754	220,756
Other assets	886,484	865,556
Total assets	$37,851,072	$37,111,830
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$19,099,628	$18,739,652
Unearned premiums	5,996,812	5,922,326
Due to reinsurers	683,508	631,164
Trading account securities sold but not yet purchased	40,298	9,357
Other liabilities	1,395,048	1,503,053
Senior notes and other debt	1,827,997	1,827,951
Subordinated debentures	1,009,269	1,009,090
Total liabilities	30,052,560	29,642,593
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 1,250,000,000 shares; issued and outstanding, net of treasury shares, 256,548,669 and 256,544,757 shares, respectively	105,803	105,803
Additional paid-in capital	1,030,475	1,017,691
Retained earnings	11,455,158	11,040,908
Accumulated other comprehensive loss	(1,023,530)	(925,838)
Treasury stock, at cost, 272,465,959 and 272,469,871 shares, respectively	(3,783,074)	(3,783,133)
Total stockholders’ equity	7,784,832	7,455,431
Noncontrolling interests	13,680	13,806
Total equity	7,798,512	7,469,237
Total liabilities and equity	$37,851,072	$37,111,830
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended March 31,

	2024	2023
REVENUES:
Net premiums written	$2,851,291	$2,574,824
Change in net unearned premiums	(86,944)	(83,392)
Net premiums earned	2,764,347	2,491,432
Net investment income	319,839	223,398
Net investment gains:
Net realized and unrealized gains on investments	11,503	22,611
Change in allowance for expected credit losses on investments	14,277	399
Net investment gains	25,780	23,010
Revenues from non-insurance businesses	120,992	124,200
Insurance service fees	25,319	32,857
Other income	496	107
Total revenues	3,256,773	2,895,004
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,663,778	1,538,755
Other operating costs and expenses	868,589	825,575
Expenses from non-insurance businesses	118,607	122,767
Interest expense	31,728	31,836
Total operating costs and expenses	2,682,702	2,518,933
Income before income taxes	574,071	376,071
Income tax expense	(132,036)	(80,342)
Net income before noncontrolling interests	442,035	295,729
Noncontrolling interests	436	(1,603)
Net income to common stockholders	$442,471	$294,126

NET INCOME PER SHARE:
Basic	$1.65	$1.07
Diluted	$1.64	$1.06

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2024	2023
Net income before noncontrolling interests	$442,035	$295,729
Other comprehensive (loss) income:
Change in unrealized currency translation adjustments	(27,570)	4,866
Change in unrealized investment (losses) gains, net of taxes	(70,122)	180,799
Other comprehensive (loss) income	(97,692)	185,665
Comprehensive income	344,343	481,394
Noncontrolling interests	436	(1,602)
Comprehensive income to common stockholders	$344,779	$479,792

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended March 31,

	2024	2023
COMMON STOCK:
Beginning and end of period	$105,803	$105,803
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,017,691	$997,534
Restricted stock units issued	(195)	(1,200)
Restricted stock units expensed	12,979	11,794
End of period	$1,030,475	$1,008,128
RETAINED EARNINGS:
Beginning of period	$11,040,908	$10,161,005
Net income to common stockholders	442,471	294,126
Dividends ($0.11 and $0.60 per share, respectively)	(28,221)	(158,592)
End of period	$11,455,158	$10,296,539
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment losses:
Beginning of period	$(586,354)	$(892,905)
Change in unrealized (losses) gains on securities without an allowance for expected credit losses	(71,109)	177,342
Change in unrealized gains on securities with an allowance for expected credit losses	987	3,456
End of period	(656,476)	(712,107)
Currency translation adjustments:
Beginning of period	(339,484)	(371,676)
Net change in period	(27,570)	4,866
End of period	(367,054)	(366,810)
Total accumulated other comprehensive loss	$(1,023,530)	$(1,078,917)
TREASURY STOCK:
Beginning of period	$(3,783,133)	$(3,251,429)
Stock exercised/vested	59	395
Stock repurchased	—	(135,152)
Other	—	(1,352)
End of period	$(3,783,074)	$(3,387,538)
NONCONTROLLING INTERESTS:
Beginning of period	$13,806	$19,829
Contributions	310	177
Net (loss) income	(436)	1,603
Other comprehensive loss, net of tax	—	(1)
End of period	$13,680	$21,608
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2024	2023
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$442,471	$294,126
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(25,780)	(23,010)
Depreciation and (accretion) amortization	(80,784)	9,737
Noncontrolling interests	(436)	1,603
Investment funds	29,349	(2,180)
Stock incentive plans	12,979	11,793
Change in:
Arbitrage trading account	(14,793)	(14,879)
Premiums and fees receivable	(68,133)	(33,460)
Reinsurance accounts	81,684	(84,746)
Deferred policy acquisition costs	(28,283)	(23,727)
Income taxes	120,052	76,933
Reserves for losses and loss expenses	393,176	424,149
Unearned premiums	84,952	87,991
Other	(200,219)	(279,007)
Net cash from operating activities	746,235	445,323
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	426,084	429,400
Proceeds from sale of equity securities	83,987	9,933
Distributions from investment funds	31,238	7,518
Proceeds from maturities and prepayments of fixed maturity securities	968,330	956,308
Purchase of fixed maturity securities	(2,266,087)	(1,686,107)
Purchase of equity securities	(105,599)	(59,529)
Real estate (purchased) sold	(30,697)	7,472
Change in loans receivable	(28,150)	612
Net purchases of property, furniture and equipment	(54,335)	(11,532)
Change in balances due to security brokers	70,120	(13,598)
Other	—	93
Net cash used in investing activities	(905,109)	(359,430)
CASH USED IN FINANCING ACTIVITIES:
Net proceeds (payments) from issuance of debt	20	(868)
Cash dividends to common stockholders	(28,220)	(158,592)
Purchase of common treasury shares	—	(135,152)
Other, net	(1,505)	(1,114)
Net cash used in financing activities	(29,705)	(295,726)
Net impact on cash due to change in foreign exchange rates	(5,563)	2,844
Net change in cash and cash equivalents	(194,142)	(206,989)
Cash and cash equivalents at beginning of period	1,363,195	1,449,346
Cash and cash equivalents at end of period	$1,169,053	$1,242,357
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. For further information related to areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Reclassifications have been made in the 2023 financial statements as originally reported to conform to the presentation of the 2024 financial statements. The Company reclassified a program management business from the Insurance segment to the Reinsurance & Monoline Excess segment. The reclassified business is a program management business offering support on a nationwide basis for commercial casualty and property program administrators.
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective income tax rate differs from the federal income tax rate of 21% primarily due to the geographical mix of earnings and larger amounts being subject to tax at a rate greater than the U.S. statutory rate, which was partially offset by tax benefits related to tax-exempt investment income.

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 11,663,450 and 11,416,856 common shares held in a grantor trust as of March 31, 2024 and 2023, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended March 31,

(In thousands)	2024	2023
Basic	268,211	274,977
Diluted	270,505	277,339

(3) Recent Accounting Pronouncements and Accounting Policies
Recently adopted accounting pronouncements:
    All accounting and reporting standards that became effective in 2024 were either not applicable to the Company or their adoption did not have a material impact on the Company.

Accounting and reporting standards that are not yet effective:
    All recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(4) Consolidated Statements of Comprehensive (Loss) Income

    The following table presents the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the three months ended March 31, 2024
Changes in AOCI
Beginning of period	$(586,354)		$(339,484)	$(925,838)
Other comprehensive loss before reclassifications	(101,312)		(27,570)	(128,882)
Amounts reclassified from AOCI	31,190		—	31,190
Other comprehensive loss	(70,122)		(27,570)	(97,692)
Unrealized investment loss related to noncontrolling interest	—		—	—
End of period	$(656,476)		$(367,054)	$(1,023,530)
Amounts reclassified from AOCI
Pre-tax	$39,481	(1)	$—	$39,481
Tax effect	(8,291)	(2)	—	(8,291)
After-tax amounts reclassified	$31,190		$—	$31,190
Other comprehensive loss
Pre-tax	$(89,297)		$(27,570)	$(116,867)
Tax effect	19,175		—	19,175
Other comprehensive loss	$(70,122)		$(27,570)	$(97,692)
As of and for the three months ended March 31, 2023
Changes in AOCI
Beginning of period	$(892,905)		$(371,676)	$(1,264,581)
Other comprehensive income before reclassifications	155,215		4,866	160,081
Amounts reclassified from AOCI	25,584		—	25,584
Other comprehensive income	180,799		4,866	185,665
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
Ending balance	$(712,107)		$(366,810)	$(1,078,917)
Amounts reclassified from AOCI
Pre-tax	$32,385	(1)	$—	$32,385
Tax effect	(6,801)	(2)	—	(6,801)
After-tax amounts reclassified	$25,584		$—	$25,584
Other comprehensive income
Pre-tax	$232,021		$4,866	$236,887
Tax effect	(51,222)		—	(51,222)
Other comprehensive income	$180,799		$4,866	$185,665
____________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
    Interest payments were $28,577,000 and $41,150,000 for the three months ended March 31, 2024 and 2023, respectively. There were no income taxes paid for the three months ended March 31, 2024 and 2023, respectively.

(6) Investments in Fixed Maturity Securities
    At March 31, 2024 and December 31, 2023, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
March 31, 2024
Held to maturity:
State and municipal	$51,258	$(38)	$2,276	$—	$53,496	$51,220
Residential mortgage-backed	2,762	—	82	—	2,844	2,762
Total held to maturity	54,020	(38)	2,358	—	56,340	53,982
Available for sale:
U.S. government and government agency	1,875,920	—	8,888	(55,256)	1,829,552	1,829,552
State and municipal:
Special revenue	1,626,511	—	3,370	(83,769)	1,546,112	1,546,112
State general obligation	393,807	—	1,833	(16,316)	379,324	379,324
Pre-refunded	88,359	—	908	(214)	89,053	89,053
Corporate backed	166,261	(693)	539	(10,588)	155,519	155,519
Local general obligation	393,482	—	2,298	(13,002)	382,778	382,778
Total state and municipal	2,668,420	(693)	8,948	(123,889)	2,552,786	2,552,786
Mortgage-backed:
Residential	1,963,060	—	9,805	(174,727)	1,798,138	1,798,138
Commercial	630,348	(562)	326	(20,232)	609,880	609,880
Total mortgage-backed	2,593,408	(562)	10,131	(194,959)	2,408,018	2,408,018
Asset-backed	4,298,768	(1,097)	6,475	(64,585)	4,239,561	4,239,561
Corporate:
Industrial	3,865,664	—	14,741	(146,130)	3,734,275	3,734,275
Financial	3,172,945	—	10,100	(69,749)	3,113,296	3,113,296
Utilities	751,234	—	2,864	(24,436)	729,662	729,662
Other	590,644	—	2,516	(7,690)	585,470	585,470
Total corporate	8,380,487	—	30,221	(248,005)	8,162,703	8,162,703
Foreign government	1,904,493	(20,479)	8,585	(174,347)	1,718,252	1,718,252
Total available for sale	21,721,496	(22,831)	73,248	(861,041)	20,910,872	20,910,872
Total investments in fixed maturity securities	$21,775,516	$(22,869)	$75,606	$(861,041)	$20,967,212	$20,964,854
____________
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses is recognized in the consolidated statements of income. Amount excludes unrealized losses relating to non-credit factors.

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
December 31, 2023
Held to maturity:
State and municipal	$50,547	$(43)	$3,132	$—	$53,636	$50,504
Residential mortgage-backed	2,868	—	107	—	2,975	2,868
Total held to maturity	53,415	(43)	3,239	—	56,611	53,372
Available for sale:
U.S. government and government agency	1,762,997	—	11,403	(57,669)	1,716,731	1,716,731
State and municipal:
Special revenue	1,682,550	—	5,651	(82,006)	1,606,195	1,606,195
State general obligation	394,429	—	3,550	(16,405)	381,574	381,574
Pre-refunded	103,029	—	1,634	(185)	104,478	104,478
Corporate backed	166,873	(757)	696	(11,973)	154,839	154,839
Local general obligation	396,041	—	3,188	(11,893)	387,336	387,336
Total state and municipal	2,742,922	(757)	14,719	(122,462)	2,634,422	2,634,422
Mortgage-backed:
Residential	1,773,206	—	12,780	(163,844)	1,622,142	1,622,142
Commercial	657,157	(158)	626	(13,312)	644,313	644,313
Total mortgage-backed	2,430,363	(158)	13,406	(177,156)	2,266,455	2,266,455
Asset-backed	4,252,883	(1,164)	8,527	(73,206)	4,187,040	4,187,040
Corporate:
Industrial	3,679,219	(40)	24,312	(143,936)	3,559,555	3,559,555
Financial	2,838,220	(4,986)	14,681	(68,681)	2,779,234	2,779,234
Utilities	701,865	—	6,471	(23,412)	684,924	684,924
Other	635,975	—	1,605	(7,234)	630,346	630,346
Total corporate	7,855,279	(5,026)	47,069	(243,263)	7,654,059	7,654,059
Foreign government	1,817,386	(29,603)	15,865	(137,419)	1,666,229	1,666,229
Total available for sale	20,861,830	(36,708)	110,989	(811,175)	20,124,936	20,124,936
Total investments in fixed maturity securities	$20,915,245	$(36,751)	$114,228	$(811,175)	$20,181,547	$20,178,308
____________
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses is recognized in the consolidated statements of income. Amount excludes unrealized losses relating to non-credit factors.

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended March 31, 2024 and 2023:

(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$43	$114
Provision for expected credit losses	(5)	(7)
Allowance for expected credit losses, end of period	$38	$107

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended March 31, 2024 and 2023:

	2024						2023
(In thousands)	Foreign Government	Corporate	Mortgage-backed	Asset-backed	State and Municipal	Total	Foreign Government	Corporate	Mortgage-backed	Total
Allowance for expected credit losses, beginning of period	$29,603	$5,026	$158	$1,164	$757	$36,708	$32,633	$4,701	$18	$37,352
Expected credit losses on securities for which credit losses were not previously recorded	—	—	562	—	—	562	—	186	—	186
Expected credit (gains) losses on securities for which credit losses were previously recorded	(9,124)	(5,026)	(158)	(67)	(64)	(14,439)	691	(1,087)	5	(391)
Reduction due to disposals	—	—	—	—	—	—	—	(5)	—	(5)
Allowance for expected credit losses, end of period	$20,479	$—	$562	$1,097	$693	$22,831	$33,324	$3,795	$23	$37,142
During the three months ended March 31, 2024, the Company decreased the allowance for expected credit losses for available for sale securities utilizing its credit loss assessment process and inputs used in its credit loss model, primarily due to improved pricing associated with foreign government securities and corporate securities. During the three months ended March 31, 2023, the Company decreased the allowance for expected credit losses for available for sale securities utilizing its credit loss assessment process and inputs used in its credit loss model due to a decrease in unrealized losses primarily associated with corporate securities.
The amortized cost and fair value of fixed maturity securities at March 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,980,563	$1,907,003
Due after one year through five years	9,877,133	9,528,047
Due after five years through ten years	4,681,226	4,577,859
Due after ten years	2,640,386	2,543,441
Mortgage-backed securities	2,596,170	2,410,862
Total	$21,775,478	$20,967,212
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $38 thousand related to held to maturity securities.
At March 31, 2024 and December 31, 2023, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
    At March 31, 2024 and December 31, 2023, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2024
Common stocks	$671,958	$196,093	$(21,382)	$846,669	$846,669
Preferred stocks	339,263	8,491	(16,375)	331,379	331,379
Total	$1,011,221	$204,584	$(37,757)	$1,178,048	$1,178,048

December 31, 2023
Common stocks	$664,997	$191,806	$(18,749)	$838,054	$838,054
Preferred stocks	284,335	3,075	(35,117)	252,293	252,293
Total	$949,332	$194,881	$(53,866)	$1,090,347	$1,090,347

(8) Arbitrage Trading Account
    At March 31, 2024 and December 31, 2023, the fair and carrying values of the arbitrage trading account were $1,146 million and $938 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of March 31, 2024, the fair value of long option contracts outstanding was $117 thousand (notional amount of $162 million) and the fair value of short option contracts was $40 million (notional amount of $162 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended March 31,

(In thousands)	2024	2023
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$335,248	$195,642
Arbitrage trading account (1)	18,011	18,256
Equity securities	11,336	13,746
Investment funds	(29,349)	2,180
Real estate	(13,163)	(3,711)
Gross investment income	322,083	226,113
Investment expense	(2,244)	(2,715)
Net investment income	$319,839	$223,398
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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $309 million as of March 31, 2024.
    Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	March 31,	December 31,	For the Three Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Financial services	$418,877	$433,407	$(13,491)	$(13,047)
Transportation	296,021	344,278	(28,661)	11,788
Real Estate	189,309	201,625	5,356	956
Infrastructure	137,201	130,589	5,039	3,355
Energy	134,195	114,794	8,632	3,439
Other funds	380,215	396,962	(6,224)	(4,311)
Total	$1,555,818	$1,621,655	$(29,349)	$2,180
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the minority investment in Lifson Re, a Bermuda reinsurance company. Effective January 1, 2021, Lifson Re participated on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 22.5% share of placed amounts. The percentage increased from 22.5% to 30.0% effective July 1, 2022. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. For the three months ended March 31, 2024 and 2023, the Company ceded approximately $94 million and $107 million, respectively, of written premiums to Lifson Re.
Other funds include deferred compensation trust assets of $41 million and $36 million as of March 31, 2024 and December 31, 2023, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(11) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	March 31,	December 31,
(In thousands)	2024	2023
Properties in operation	$1,045,712	$1,022,654
Properties under development	227,351	227,220
Total	$1,273,063	$1,249,874

    As of March 31, 2024, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $34,131,000 and $32,745,000 as of March 31, 2024 and December 31, 2023, respectively. Related depreciation expense was $1,941,000 and $2,281,000 for the three months ended March 31, 2024 and 2023, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $25,874,266 in 2024, $33,742,431 in 2025, $31,539,135 in 2026, $30,794,160 in 2027, $31,352,156 in 2028, $26,899,553 in 2029 and $413,976,622 thereafter.
    A mixed-use project in Washington, D.C. had been under development in 2024 and 2023, with the completed portion reported in properties in operation as of March 31, 2024.

(12) Loans Receivable

At March 31, 2024 and December 31, 2023, loans receivable were as follows:

(In thousands)	March 31, 2024	December 31, 2023
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$227,431	$200,381
Commercial loans	1,335	890
Total	$228,766	$201,271

Fair value:
Real estate loans	$227,821	$197,354
Commercial loans	1,335	890
Total	$229,156	$198,244
The real estate loans are secured by commercial and residential real estate primarily located in the UK and New York. These loans generally earn interest at fixed or stepped interest rates and have maturities through 2026. The commercial loans are with small business owners who have secured the related financing with the assets of the business. Commercial loans primarily earn interest on a fixed basis and have varying maturities generally not exceeding 10 years.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended March 31, 2024 and 2023:

	2024			2023
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$2,983	$21	$3,004	$1,100	$691	$1,791
Change in expected credit losses	(396)	1	(395)	(61)	(121)	(182)
Allowance for expected credit losses, end of period	$2,587	$22	$2,609	$1,039	$570	$1,609

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

(13) Net Investment Gains
     Net investment gains were as follows:

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Net investment gains:
Fixed maturity securities:
Gains	$3,557	$943
Losses	(2,323)	(18,130)
Equity securities (1):
Net realized gains on investment sales	40,277	1,060
Change in unrealized gains	25,812	43,404
Investment funds	993	10
Real estate	(2,216)	10,739
Loans receivable	—	—
Other (2)	(54,597)	(15,415)
Net realized and unrealized gains on investments in earnings before allowance for expected credit losses	11,503	22,611
Change in allowance for expected credit losses on investments:
Fixed maturity securities	13,882	217
Loans receivable	395	182
Change in allowance for expected credit losses on investments	14,277	399
Net investment gains	25,780	23,010
Income tax expense	(6,633)	(4,850)
After-tax net investment gains	$19,147	$18,160

Change in unrealized investment (losses) gains on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$(88,594)	$227,116
Fixed maturity securities with allowance for expected credit losses	987	3,456
Investment funds	(1,703)	1,936
Other	13	(487)
Total change in unrealized investment (losses) gains	(89,297)	232,021
Income tax benefit (expense)	19,175	(51,222)
Noncontrolling interests	—	(1)
After-tax change in unrealized investment (losses) gains of available for sale securities	$(70,122)	$180,798
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
(2) Primarily relates to realized foreign currency losses upon the disposition of fixed maturity securities.

(14) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at March 31, 2024 and December 31, 2023 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2024
U.S. government and government agency	$439,699	$6,725	$666,947	$48,531	$1,106,646	$55,256
State and municipal	308,609	3,376	1,764,296	120,513	2,072,905	123,889
Mortgage-backed	288,696	5,023	1,374,227	189,936	1,662,923	194,959
Asset-backed	1,055,695	3,765	1,282,145	60,820	2,337,840	64,585
Corporate	1,532,300	16,754	4,372,753	231,251	5,905,053	248,005
Foreign government	321,236	5,078	754,322	169,269	1,075,558	174,347
Fixed maturity securities	$3,946,235	$40,721	$10,214,690	$820,320	$14,160,925	$861,041

December 31, 2023
U.S. government and government agency	$384,392	$6,655	$614,623	$51,014	$999,015	$57,669
State and municipal	264,273	3,013	1,680,034	119,449	1,944,307	122,462
Mortgage-backed	278,819	2,025	1,360,748	175,131	1,639,567	177,156
Asset-backed	413,511	2,070	2,176,035	71,136	2,589,546	73,206
Corporate	874,754	11,975	4,418,309	231,288	5,293,063	243,263
Foreign government	204,908	1,758	794,174	135,661	999,082	137,419
Fixed maturity securities	$2,420,657	$27,496	$11,043,923	$783,679	$13,464,580	$811,175
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2024 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	36	$93,212	$141,742
State and municipal	5	24,438	4,918
Corporate	25	42,772	2,291
Mortgage-backed	15	4,526	237
Asset-backed	4	86	70
Total	85	$165,034	$149,258
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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2024
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$1,829,552	$—	$1,829,552	$—
State and municipal	2,552,786	—	2,552,786	—
Mortgage-backed	2,408,018	—	2,408,018	—
Asset-backed	4,239,561	—	4,239,561	—
Corporate	8,162,703	—	8,162,703	—
Foreign government	1,718,252	—	1,718,252	—
Total fixed maturity securities available for sale	20,910,872	—	20,910,872	—
Equity securities:
Common stocks	846,669	843,441	1,059	2,169
Preferred stocks	331,379	—	327,743	3,636
Total equity securities	1,178,048	843,441	328,802	5,805
Arbitrage trading account	1,146,119	752,159	390,284	3,676
Total	$23,235,039	$1,595,600	$21,629,958	$9,481
Liabilities:
Trading account securities sold but not yet purchased	$40,298	$40,298	$—	$—

December 31, 2023
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$1,716,731	$—	$1,716,731	$—
State and municipal	2,634,422	—	2,634,422	—
Mortgage-backed	2,266,455	—	2,266,455	—
Asset-backed	4,187,040	—	4,187,040	—
Corporate	7,654,059	—	7,654,059	—
Foreign government	1,666,229	—	1,666,229	—
Total fixed maturity securities available for sale	20,124,936	—	20,124,936	—
Equity securities:
Common stocks	838,054	835,338	1,158	1,558
Preferred stocks	252,293	—	248,598	3,695
Total equity securities	1,090,347	835,338	249,756	5,253
Arbitrage trading account	938,049	546,110	388,167	3,772
Total	$22,153,332	$1,381,448	$20,762,859	$9,025
Liabilities:
Trading account securities sold but not yet purchased	$9,357	$9,357	$—	$—

    The following tables summarize changes in Level 3 assets and liabilities for the three months ended March 31, 2024 and for the year ended December 31, 2023:

Gains (Losses) Included In:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns / Maturities	Transfers In / (Out)	Ending Balance
Three Months Ended March 31, 2024
Assets:
Equity securities:
Common stocks	$1,558	$611	$—	$—	$—	$—	$—	$—	$2,169
Preferred stocks	3,695	(2)	—	—	—	(57)	—	—	3,636
Total	5,253	609	—	—	—	(57)	—	—	5,805
Arbitrage trading account	3,772	(133)	—	—	—	—	—	37	3,676
Total	$9,025	$476	$—	$—	$—	$(57)	$—	$37	$9,481

Year Ended December 31, 2023
Assets:
Equity securities:
Common stocks	$2,599	$(1,041)	$—	$—	$—	$—	$—	$—	$1,558
Preferred stocks	11,299	(3)	—	(7,601)	—	—	—	—	3,695
Total	13,898	(1,044)	—	(7,601)	—	—	—	—	5,253
Arbitrage trading account	3,590	117	—	—	—	—	—	65	3,772
Total	$17,488	$(927)	$—	$(7,601)	$—	$—	$—	$65	$9,025
    For the three months ended March 31, 2024 and for the year ended December 31, 2023, securities within the arbitrage trading account portfolio that no longer had a publicly traded price were transferred into Level 3.

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
    Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to the Company. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for lines with short reporting lags) as well as the amount of reserves needed for incurred but not reported losses (less IBNR is required for lines with short reporting lags). As a result, loss reserves for lines with short reporting lags are likely to have less variation from initial loss estimates. For lines with short reporting lags, which include commercial automobile, primary workers’ compensation, other liability (claims-made) and property business, the key assumption is the loss emergence pattern used to project ultimate loss estimates from known losses paid or reported to date. For lines of business with long reporting lags, which include other liability (occurrence), products liability, excess workers’ compensation and liability reinsurance, the key assumption is the expected loss ratio since there is often little paid or incurred loss data to consider. Historically, the Company has experienced less variation from its initial loss estimates for lines of business with short reporting lags than for lines of business with long reporting lags.
    The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect the latest reported loss data, current trends and other factors observed.

    The table below provides a reconciliation of the beginning and ending reserve balances:

	March 31,
(In thousands)	2024	2023
Net reserves at beginning of period	$15,661,820	$14,248,879
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	1,647,674	1,502,817
Increase in estimates for claims occurring in prior years (2) (3)	7,367	28,205
Loss reserve discount accretion	8,737	7,733
Total	1,663,778	1,538,755
Net payments for claims:
Current year	107,434	110,274
Prior years	1,158,864	1,106,481
Total	1,266,298	1,216,755
Foreign currency translation	(52,944)	1,154
Net reserves at end of period	16,006,356	14,572,033
Ceded reserves at end of period	3,093,272	2,859,602
Gross reserves at end of period	$19,099,628	$17,431,635
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $14 million and $11 million for the three months ended March 31, 2024 and 2023, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $10 million and increased by $19 million for the three months ended March 31, 2024 and 2023, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $1 million and adverse development was $24 million for the three months ended March 31, 2024 and 2023, respectively.
The ultimate net impact of COVID-19 on the Company’s reserves remains uncertain. As of March 31, 2024, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $386 million, of which $328 million relates to the Insurance segment and $58 million relates to the Reinsurance & Monoline Excess segment. Such $386 million of COVID-19-related losses included $383 million of reported losses and $3 million of IBNR.
During the three months ended March 31, 2024, favorable prior year development (net of additional and return premiums) of $1 million included $9 million for the Reinsurance & Monoline Excess segment largely offset by $8 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first quarter of 2024 was driven by commercial auto liability and excess other liability, including umbrella, and was partially offset by favorable development for workers’ compensation and professional liability. The adverse commercial auto liability development was concentrated in accident years 2019 through 2023, while the excess other liability, including umbrella, development was focused in accident years 2017 through 2021. A significant portion of the excess other liability, including umbrella, development related to underlying commercial auto exposures. The Company believes that commercial auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of aggressive actions by the plaintiffs' bar such as litigation funding, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The favorable workers’ compensation development for the Insurance segment was mainly related to accident years 2018 through 2023, while the favorable professional liability development was mainly in accident years 2021 and 2022. For workers’ compensation, favorable reported claim frequency, below expectations, continued to drive the favorable reserve development. For professional liability, the reported loss experience for the 2021 and 2022 accident years was better than expected. These accident years also feature business written at peak pricing levels, which the Company now believes will result in higher profitability than initially anticipated.
For the Reinsurance & Monoline Excess segment, the favorable development was driven mainly by favorable development in excess workers’ compensation, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to expectations, and to favorable claim settlements spread across many prior accident years. The unfavorable development for non-proportional reinsurance was concentrated mainly in accident years 2017 through 2019 and was associated primarily with our U.S. and U.K. excess general liability reinsurance businesses, including accounts reinsuring construction projects.
During the three months ended March 31, 2023, adverse prior year development (net of additional and return premiums) of $24 million included $12 million for the Insurance segment and $12 million for the Reinsurance & Monoline Excess segment.
This overall adverse development for both segments was primarily attributable to property catastrophe losses related to 2022 events which were still being adjusted and settled during the first quarter of 2023. In particular, losses related to U.S. winter storms which occurred during the month of December were a significant driver of the development, as information gathering and evaluation of many of these losses were still ongoing into 2023.
In addition to the property prior year adverse development discussed above, during the first quarter of 2023, the Insurance segment experienced adverse prior year development on casualty lines for the 2016 through 2019 accident years, which was offset by favorable prior year development on casualty lines for the 2022 accident year. The adverse development on the 2016 through 2019 accident years was concentrated in the other liability line of business, and to a lesser degree, professional liability, including medical professional. The development, which particularly impacted business attaching excess of primary policy limits, was driven by a larger than expected number of large losses reported. The Company believes social inflation contributed to an increase in the frequency of large losses for these accident years. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The favorable prior year development on casualty lines for the 2022 accident year in the Insurance segment was concentrated in the other liability, professional liability, and workers’ compensation lines of business. Due to uncertainty regarding incurred loss frequency and severity in light of ongoing social inflation and the emergence from the COVID-19 pandemic, the Company set its initial loss ratios for the 2022 accident year prudently, and largely maintained these estimates through the end of 2022. The reported loss experience for these lines of business for the 2022 accident year was significantly better than expected, and the Company reacted to this favorable emergence in the first quarter of 2023.

(17) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$20,964,854	$20,967,212	$20,178,308	$20,181,547
Equity securities	1,178,048	1,178,048	1,090,347	1,090,347
Arbitrage trading account	1,146,119	1,146,119	938,049	938,049
Loans receivable	228,766	229,156	201,271	198,244
Cash and cash equivalents	1,169,053	1,169,053	1,363,195	1,363,195
Trading account receivables from brokers and clearing organizations	141,277	141,277	303,614	303,614
Due from broker	—	—	36,747	36,747
Liabilities:
Due to broker	33,027	33,027	—	—
Trading account securities sold but not yet purchased	40,298	40,298	9,357	9,357
Senior notes and other debt	1,827,997	1,435,877	1,827,951	1,480,076
Subordinated debentures	1,009,269	893,358	1,009,090	929,598
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

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended March 31,

(In thousands)	2024	2023
Written premiums:
Direct	$3,039,066	$2,738,754
Assumed	323,689	310,563
Ceded	(511,464)	(474,493)
Total net premiums written	$2,851,291	$2,574,824

Earned premiums:
Direct	$2,936,643	$2,667,063
Assumed	337,911	295,230
Ceded	(510,207)	(470,861)
Total net premiums earned	$2,764,347	$2,491,432

Ceded losses and loss expenses incurred	$305,951	$315,476
Ceded commissions earned	$121,054	$118,418
    The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended March 31, 2024 and 2023:

(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$35,110	$30,660
Change in expected credit losses	(71)	1,693
Allowance for expected credit losses, end of period	$35,039	$32,353
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses.
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended March 31, 2024 and 2023:

(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$8,404	$8,064
Change in expected credit losses	781	639
Allowance for expected credit losses, end of period	$9,185	$8,703

(19) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $13 million and $12 million for the three months ended March 31, 2024 and 2023, respectively. A summary of RSUs issued in the three months ended March 31, 2024 and 2023 follows:

($ in thousands)	Units	Fair Value
2024	1,214	$100
2023	—	$—

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
The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended March 31,

(In thousands)	2024	2023
Leases:
Lease cost	$11,077	$10,188
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$12,232	$10,563
Right-of-use assets obtained in exchange for new lease liabilities	$24,695	$5,313

	As of March 31,
($ in thousands)	2024	2023
Right-of-use assets	$191,720	$164,547
Lease liabilities	$233,114	$199,225
Weighted-average remaining lease term	7.6 years	7.1 years
Weighted-average discount rate	5.44%	4.49%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	March 31, 2024
Contractual Maturities:
2024	$38,862
2025	44,402
2026	37,499
2027	28,341
2028	26,760
Thereafter	104,223
Total undiscounted future minimum lease payments	280,087
Less: Discount impact	46,973
Total lease liability	$233,114

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
•Reinsurance & Monoline Excess - reinsurance business on a facultative and treaty basis, primarily in the United States, the United Kingdom, Continental Europe, Australia, the Asia-Pacific Region and South Africa, as well as operations that solely retain risk on an excess basis and certain program management business.
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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended March 31, 2024
Insurance	$2,398,768	$244,778	$9,423	$2,652,969	$478,149	$365,091
Reinsurance & Monoline Excess	365,579	53,211	—	418,790	127,624	102,126
Corporate, other and eliminations (3)	—	21,850	137,384	159,234	(57,482)	(43,893)
Net investment gains	—	—	25,780	25,780	25,780	19,147
Total	$2,764,347	$319,839	$172,587	$3,256,773	$574,071	$442,471
Three months ended March 31, 2023
Insurance	$2,142,924	$163,558	$9,577	$2,316,059	$352,626	$274,108
Reinsurance & Monoline Excess	348,508	54,583	—	403,091	101,285	82,357
Corporate, other and eliminations (3)	—	5,257	147,587	152,844	(100,850)	(80,499)
Net investment gains	—	—	23,010	23,010	23,010	18,160
Total	$2,491,432	$223,398	$180,174	$2,895,004	$376,071	$294,126
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2) Revenues for Insurance from foreign operations for the three months ended March 31, 2024 and 2023 were $393 million and $274 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign operations for the three months ended March 31, 2024 and 2023 were $111 million and $106 million, respectively.
(3) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Identifiable Assets

(In thousands)	March 31, 2024	December 31, 2023
Insurance	$30,048,006	$29,923,282
Reinsurance & Monoline Excess	5,506,533	5,545,249
Corporate, other and eliminations	2,296,533	1,643,299
Consolidated	$37,851,072	$37,111,830

    Net premiums earned by major line of business are as follows:

	For the Three Months Ended March 31,

(In thousands)	2024	2023
Insurance:
Other liability	$967,260	$853,472
Short-tail lines (1)	510,809	412,534
Auto	354,013	294,116
Workers' compensation	301,495	305,561
Professional liability	265,191	277,241
Total Insurance	2,398,768	2,142,924

Reinsurance & Monoline Excess:
Casualty (2)	197,844	214,712
Property (2)	102,384	75,152
Monoline excess (3)	65,351	58,644
Total Reinsurance & Monoline Excess	365,579	348,508

Total	$2,764,347	$2,491,432
______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery, high net worth homeowners and other lines.
(2) Includes reinsurance casualty and property and certain program management business.
(3) Monoline excess includes operations that solely retain risk on an excess basis.

SAFE HARBOR STATEMENT

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2024 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, foreign governmental bonds, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts, including claims for cybersecurity-related risks; natural and man-made catastrophic losses, including as a result of terrorist activities; the ongoing effects of the COVID-19 pandemic, or other epidemics and pandemics; the impact of climate change, which may alter the frequency and increase the severity of catastrophe events; general economic and market activities, including inflation, changing interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; foreign currency and political risks relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2019; the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; cyber security breaches of our information technology systems and the information technology systems of our vendors and other third parties, or related processes and systems; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
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
Commencing with the first quarter of 2024, the Company reclassified a program management business from the Insurance segment to the Reinsurance & Monoline Excess segment. The reclassified business is a program management business offering support on a nationwide basis for commercial casualty and property program administrators. Reclassifications have been made to the Company's 2023 financial information to conform with this presentation.
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
    Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to the Company. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for lines with short reporting lags) as well as the amount of reserves needed for incurred but not reported losses (less IBNR is required for lines with short reporting lags). As a result, loss reserves for lines with short reporting lags are likely to have less variation from initial loss estimates. For lines with short reporting lags, which include commercial automobile, primary workers’ compensation, other liability (claims-made) and property business, the key assumption is the loss emergence pattern used to project ultimate loss estimates from known losses paid or reported to date. For lines of business with long reporting lags, which include other liability (occurrence), products liability, excess workers’ compensation and liability reinsurance, the key assumption is the expected loss ratio since there is often little paid or incurred loss data to consider. Historically, the Company has experienced less variation from its initial loss estimates for lines of business with short reporting lags than for lines of business with long reporting lags.
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
    Our net reserves for losses and loss expenses of approximately $16.0 billion as of March 31, 2024 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $3.2 billion, or 20%, of the Company’s net loss reserves as of March 31, 2024 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves, which predominantly comprise these reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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

    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	March 31, 2024	December 31, 2023
Insurance	$12,770,463	$12,430,202
Reinsurance & Monoline Excess	3,235,893	3,231,618
Net reserves for losses and loss expenses	16,006,356	15,661,820
Ceded reserves for losses and loss expenses	3,093,272	3,077,832
Gross reserves for losses and loss expenses	$19,099,628	$18,739,652

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
March 31, 2024
Other liability	$1,922,606	$4,774,029	$6,696,635
Workers’ compensation (1)	1,022,080	814,134	1,836,214
Professional liability	570,243	1,425,768	1,996,011
Auto	657,773	774,517	1,432,290
Short-tail lines (2)	356,373	452,940	809,313
Total Insurance	4,529,075	8,241,388	12,770,463
Reinsurance & Monoline Excess (1) (3)	1,658,934	1,576,959	3,235,893
Total	$6,188,009	$9,818,347	$16,006,356

December 31, 2023
Other liability	$1,912,594	$4,607,507	$6,520,101
Workers’ compensation (1)	1,019,445	790,944	1,810,389
Professional liability	527,555	1,438,102	1,965,657
Auto	645,707	700,850	1,346,557
Short-tail lines (2)	375,129	412,369	787,498
Total Insurance	4,480,430	7,949,772	12,430,202
Reinsurance & Monoline Excess (1) (3)	1,673,581	1,558,037	3,231,618
Total	$6,154,011	$9,507,809	$15,661,820
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $378 million and $390 million as of March 31, 2024 and December 31, 2023, respectively.
(2) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery, high net worth homeowners and other lines.
(3) Reinsurance & Monoline Excess includes property and casualty reinsurance, as well as operations that solely retain risk on an excess basis and certain program management business.
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
    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the three months ended March 31, 2024 and 2023 are as follows:

(In thousands)	2024	2023
Increase in prior year loss reserves	$(7,367)	$(28,205)
Increase in prior year earned premiums	8,091	4,313
Net favorable (unfavorable) prior year development	$724	$(23,892)
The ultimate net impact of COVID-19 on the Company’s reserves remains uncertain. As of March 31, 2024, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $386 million, of which $328 million relates to the Insurance segment and $58 million relates to the Reinsurance & Monoline Excess segment. Such $386 million of COVID-19-related losses included $383 million of reported losses and $3 million of IBNR.
During the three months ended March 31, 2024, favorable prior year development (net of additional and return premiums) of $1 million included $9 million for the Reinsurance & Monoline Excess segment largely offset by $8 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first quarter of 2024 was driven by commercial auto liability and excess other liability, including umbrella, and was partially offset by favorable development for workers’ compensation and professional liability. The adverse commercial auto liability development was concentrated in accident years 2019 through 2023, while the excess other liability, including umbrella, development was focused in accident years 2017 through 2021. A significant portion of the excess other liability, including umbrella, development related to underlying commercial auto exposures. The Company believes that commercial auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of aggressive actions by the plaintiffs' bar such as litigation funding, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The favorable workers’ compensation development for the Insurance segment was mainly related to accident years 2018 through 2023, while the favorable professional liability development was mainly in accident years 2021 and 2022. For workers’ compensation, favorable reported claim frequency, below expectations, continued to drive the favorable reserve development. For professional liability, the reported loss experience for the 2021 and 2022 accident years was better than expected. These accident years also feature business written at peak pricing levels, which the Company now believes will result in higher profitability than initially anticipated.
For the Reinsurance & Monoline Excess segment, the favorable development was driven mainly by favorable development in excess workers’ compensation, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to expectations, and to favorable claim settlements spread across many prior accident years. The unfavorable development for non-proportional reinsurance was concentrated mainly in accident years 2017 through 2019 and was associated primarily with our U.S. and U.K. excess general liability reinsurance businesses, including accounts reinsuring construction projects.
During the three months ended March 31, 2023, adverse prior year development (net of additional and return premiums) of $24 million included $12 million for the Insurance segment and $12 million for the Reinsurance & Monoline Excess segment.
This overall adverse development for both segments was primarily attributable to property catastrophe losses related to 2022 events which were still being adjusted and settled during the first quarter of 2023. In particular, losses related to U.S. winter storms which occurred during the month of December were a significant driver of the development, as information gathering and evaluation of many of these losses were still ongoing into 2023.
In addition to the property prior year adverse development discussed above, during the first quarter of 2023, the Insurance segment experienced adverse prior year development on casualty lines for the 2016 through 2019 accident years, which was offset by favorable prior year development on casualty lines for the 2022 accident year. The adverse development on the 2016 through 2019 accident years was concentrated in the other liability line of business, and to a lesser degree, professional liability, including medical professional. The development, which particularly impacted business attaching excess of primary policy limits, was driven by a larger than expected number of large losses reported. The Company believes social inflation contributed to an increase in the frequency of large losses for these accident years. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The favorable prior year development on casualty lines for the 2022 accident year in the Insurance segment was concentrated in the other liability, professional liability, and workers’ compensation lines of business. Due to uncertainty regarding incurred loss frequency and severity in light of ongoing social inflation and the emergence from the COVID-19 pandemic, the Company set its initial loss ratios for the 2022 accident year prudently, and largely maintained these estimates through the end of 2022. The reported loss experience for these lines of business for the 2022 accident year was significantly better than expected, and the Company reacted to this favorable emergence in the first quarter of 2023.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,311 million and $1,352 million at March 31, 2024 and December 31, 2023, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $378 million and $390 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.5%.
    Substantially all of the workers’ compensation discount (97% of total discounted reserves at March 31, 2024) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at March 31, 2024), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $63 million at March 31, 2024 and $65 million at December 31, 2023. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2024 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	36	$93,212	$141,742
State and municipal	5	24,438	4,918
Corporate	25	42,772	2,291
Mortgage-backed	15	4,526	237
Asset-backed	4	86	70
Total	85	$165,034	$149,258
    As of March 31, 2024, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $23 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $3 million as of both March 31, 2024 and December 31, 2023.
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

    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of March 31, 2024:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$20,347,668	97.3%
Syndicate manager	94,481	0.5
Directly by the Company based on:
Observable data	468,723	2.2
Total	$20,910,872	100.0%
    Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2024, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Three Months Ended March 31, 2024 and 2023
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2024 and 2023. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2024	2023
Insurance:
Gross premiums written	$2,921,050	$2,626,346
Net premiums written	2,445,715	2,185,421
Net premiums earned	2,398,768	2,142,924
Loss ratio	61.8%	62.6%
Expense ratio	28.4%	28.6%
GAAP combined ratio	90.2%	91.2%
Reinsurance & Monoline Excess:
Gross premiums written	$441,705	$422,971
Net premiums written	405,576	389,403
Net premiums earned	365,579	348,508
Loss ratio	49.8%	56.4%
Expense ratio	29.8%	30.2%
GAAP combined ratio	79.6%	86.6%
Consolidated:
Gross premiums written	$3,362,755	$3,049,317
Net premiums written	2,851,291	2,574,824
Net premiums earned	2,764,347	2,491,432
Loss ratio	60.2%	61.8%
Expense ratio	28.6%	28.8%
GAAP combined ratio	88.8%	90.6%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended March 31, 2024 and 2023:

(In thousands, except per share data)	2024	2023
Net income to common stockholders	$442,471	$294,126
Weighted average diluted shares	270,505	277,339
Net income per diluted share	$1.64	$1.06
    The Company reported net income to common stockholders of $442 million in 2024 compared to $294 million in 2023. The $148 million increase in net income was primarily due to an after-tax increase in net investment income of $74 million mainly due to higher interest rates, a larger fixed maturity securities portfolio and investment income associated with our Argentine inflation-linked securities, partially offset by investment fund losses, an after-tax increase in underwriting income of $58 million due to growth in premium rates, an after-tax increase in foreign currency gains of $18 million mainly due to the strengthening of the U.S. dollar against other currencies in 2024, an after-tax reduction in corporate expenses of $3 million, an after-tax increase in net investment gains of $2 million and an after-tax increase in minority interest of $2 million, partially offset by an increase of $6 million in tax expense due to a change in the effective tax rate and an after-tax reduction in profit from insurance service businesses of $3 million. The number of weighted average diluted shares decreased 6.8 million for 2024 compared to 2023, mainly reflecting shares repurchased in 2023.
    Premiums. Gross premiums written were $3,363 million in 2024, an increase of 10% from $3,049 million in 2023. The increase was due to a $295 million increase in the Insurance segment and a $19 million increase in the Reinsurance & Monoline Excess segment. Approximately 81% of premiums expiring in 2024 were renewed, and 79% of premiums expiring in 2023 were renewed.

    Average renewal premium rates for insurance and facultative reinsurance increased 6.7% in 2024 when adjusted for changes in exposures, and increased 7.8% excluding workers' compensation.
    A summary of gross premiums written in 2024 compared with 2023 by line of business within each business segment follows:
•Insurance - gross premiums increased 11% to $2,921 million in 2024 from $2,626 million in 2023. Gross premiums increased $134 million (21%) for short-tail lines, $133 million (13%) for other liability and $54 million (18%) for auto, partially offset by a reduction of $21 million (6%) for professional liability and $5 million (2%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums increased 4% to $442 million in 2024 from $423 million in 2023. Gross premiums increased $27 million (32%) for property and $13 million (11%) for monoline excess, partially offset by a reduction of $21 million (10%) for casualty.
    Net premiums written were $2,851 million in 2024, an increase of 11% from $2,575 million in 2023. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2024 and 16% in 2023.
    Premiums earned increased 11% to $2,764 million in 2024 from $2,491 million in 2023. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2024 are related to business written during both 2024 and 2023. Audit premiums were $88 million in 2024 compared with $91 million in 2023.
    Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2024 and 2023:

	Amount		Average Annualized Yield
($ in thousands)	2024	2023	2024	2023
Fixed maturity securities, including cash and cash equivalents and loans receivable	$335,248	$195,642	5.9%	3.8%
Arbitrage trading account	18,011	18,256	5.8	6.2
Equity securities	11,336	13,746	4.6	4.8
Investment funds	(29,349)	2,180	(7.4)	0.5
Real estate	(13,163)	(3,711)	(4.2)	(1.1)
Gross investment income	322,083	226,113	4.6	3.5
Investment expenses	(2,244)	(2,715)	—	—
Total	$319,839	$223,398	4.6%	3.5%
    Net investment income increased 43% to $320 million in 2024 from $223 million in 2023 due primarily to a $140 million increase in income from fixed maturity securities mainly driven by higher interest rates, a larger fixed maturity securities portfolio and our Argentine inflation-linked securities (see below for further discussion), and a $1 million reduction in investment expenses, partially offset by a $32 million decrease in income from investment funds primarily due to transportation funds and financial services funds, a $10 million decrease in real estate and a $2 million decrease in equity securities. The Company expects investment income to benefit as it continues to invest maturing securities at the current higher rates. The Company maintained the shortened duration of its fixed maturity security portfolio, with a small increase in average duration from 2.4 to 2.5 years, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. Average invested assets, at cost (including cash and cash equivalents), were $27.9 billion in 2024 up 8.7% from $25.7 billion in 2023.
As of March 31, 2024, the book value of the Company's investments in Argentine bonds was $295 million, which is comprised of inflation-linked securities of $173 million and other Argentine bonds of $122 million (of these other Argentine bonds, $113 million are U.S. dollar-denominated). Pre-tax net investment income associated with these inflation-linked securities for the quarter ended March 31, 2024 was $96 million. Such investment income increased as a result of an adjustment to the inflation rate that was made by the Argentine government in late 2023. As certain of our Argentine bonds matured in the first quarter, we do not expect investment income relating to these securities to continue at this level. The proceeds from the Argentine inflation-linked securities that matured in the first quarter of 2024 have been reinvested.
    Insurance Service Fees. The Company earns fees from an insurance distribution business (part of which was sold in June 2023), a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states.

Insurance service fees were $25 million in 2024 and $33 million in 2023. The decrease in service fees resulted from the sale of the property and casualty insurance services division of Breckenridge IS, Inc.
    Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $12 million in 2024 compared with $23 million in 2023. The gains of $12 million in 2024 reflected an increase in unrealized gains on equity securities of $26 million partially offset by net realized losses on investments of $14 million. The gains of $23 million in 2023 reflected an increase in unrealized gains on equity securities of $43 million partially offset by net realized losses on investments of $20 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments decreased by $14 million ($11 million after-tax) and $399 thousand ($315 thousand after-tax) in 2024 and 2023, respectively, which are both reflected in net investment gains, primarily due to a change in estimate.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $121 million in 2024 and $124 million in 2023. The decrease mainly relates to aviation-related business and promotional merchandise, partially offset by an increase in the commercial and residential textile business.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,664 million in 2024 from $1,539 million in 2023. The consolidated loss ratio was 60.2% in 2024 and 61.8% in 2023. Catastrophe losses, net of reinsurance recoveries, were $31 million in 2024 and $48 million in 2023. Favorable prior year reserve development (net of premium offsets) was $1 million in 2024 and adverse prior year reserve development was $24 million in 2023. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.2 points to 59.1% in 2024 from 58.9% in 2023.
    A summary of loss ratios in 2024 compared with 2023 by business segment follows:
•Insurance - The loss ratio was 61.8% in 2024 and 62.6% in 2023. Catastrophe losses were $28 million in 2024 compared with $45 million in 2023. Adverse prior year reserve development was $8 million in 2024 and $12 million in 2023. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.3 points to 60.3% in 2024 from 60.0% in 2023.
•Reinsurance & Monoline Excess - The loss ratio was 49.8% in 2024 and 56.4% in 2023. Catastrophe losses were $3 million in both 2024 and 2023. Favorable prior year reserve development was $9 million in 2024, and adverse prior year reserve development was $12 million in 2023. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.9 points to 51.4% in 2024 from 52.3% in 2023.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended March 31, 2024 and 2023:

($ in thousands)	2024	2023
Policy acquisition and insurance operating expenses	$791,532	$718,276
Insurance service expenses	21,439	25,180
Net foreign currency (gains) losses	(13,177)	9,495
Other costs and expenses	68,795	72,624
Total	$868,589	$825,575
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 10% and net premiums earned increased 11% from 2023. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) decreased 0.2 points to 28.6% in 2024 from 28.8% in 2023 mainly due to a non-recurring benefit associated with compensation costs.

    Service expenses, which represent the costs associated with the fee-based businesses, was $21 million in 2024, down from $25 million in 2023, as a result of the sale of the property and casualty insurance services division of Breckenridge IS, Inc.
    Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $13 million in 2024 compared to losses of $9 million in 2023, primarily due to the strengthening of the U.S. dollar against other currencies in 2024.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses decreased to $69 million in 2024 from $73 million in 2023, primarily due to lower compensation-related costs.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $119 million in 2024 compared to $123 million in 2023. The decrease mainly relates to aviation-related business and promotional merchandise, partially offset by an increase in the commercial and residential textile business.
Interest Expense. Interest expense was $32 million in both 2024 and 2023.
Income Taxes. The effective income tax rate was 23.0% and 21.4% for the three months ended March 31, 2024 and 2023, respectively. The higher effective income tax rate for the three months ended March 31, 2024, as compared to the earlier period, was primarily due to the geographical mix of earnings and larger amounts being subject to tax at a rate greater than the U.S. statutory rate.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $335 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will be immaterial.
From 2023, as part of the Inflation Reduction Act of 2022, a 1% excise tax is imposed on common share repurchase activity, net of common share issuances, and included in the cost of treasury stock acquired. During the three months ended March 31, 2024, the Company did not repurchase any shares of its common stock.

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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.5 years at March 31, 2024 and 2.4 years at December 31, 2023. The Company’s fixed maturity investment portfolio and investment-related assets as of March 31, 2024 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$1,829,552	6.6%
State and municipal:
Special revenue	1,546,112	5.6
State general obligation	430,544	1.6
Local general obligation	382,778	1.4
Corporate backed	155,519	0.6
Pre-refunded (1)	89,053	0.3
Total state and municipal	2,604,006	9.5
Mortgage-backed:
Agency	1,612,183	5.8
Commercial	609,880	2.2
Residential-Prime	185,957	0.7
Residential-Alt A	2,760	—
Total mortgage-backed	2,410,780	8.7
Asset-backed	4,239,561	15.4
Corporate:
Industrial	3,734,275	13.5
Financial	3,113,296	11.3
Utilities	729,662	2.6
Other	585,470	2.1
Total corporate	8,162,703	29.5
Foreign government and foreign government agencies	1,718,252	6.2
Total fixed maturity securities	20,964,854	75.9
Equity securities:
Common stocks	846,669	3.1
Preferred stocks	331,379	1.2
Total equity securities	1,178,048	4.3
Investment funds	1,555,818	5.6
Real estate	1,273,063	4.6
Cash and cash equivalents (2)	1,237,005	4.5
Arbitrage trading account	1,146,119	4.2
Loans receivable	228,766	0.9
Total investments	$27,583,673	100.0%
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
Investment Funds. At March 31, 2024, the carrying value of investment funds was $1.6 billion, including investments in financial services funds of $419 million, other funds of $380 million (which includes a deferred compensation trust asset of $41 million), transportation funds of $296 million, real estate funds of $189 million, infrastructure funds of $137 million and energy funds of $134 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At March 31, 2024, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost (net of allowance for expected credit losses), had an amortized cost of $229 million and an aggregate fair value of $229 million at March 31, 2024. The amortized cost of loans receivable is net of an allowance for expected credit losses of $3 million as of March 31, 2024. Loans receivable include real estate loans of $228 million that are secured by commercial and residential real estate located primarily in the UK and New York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2026. Loans receivable include commercial loans of $1 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.5 years at March 31, 2024 and 2.4 years at December 31, 2023.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities increased to $746 million in the three months ended March 31, 2024 from $445 million in the three months ended March 31, 2023, primarily due to increased premium receipts and reduced loss and loss expense payments.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 80% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2024. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At March 31, 2024, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,837 million and a face amount of $2,861 million. The maturities of the outstanding debt are $6 million in 2024, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of March 31, 2024, there were no borrowings outstanding under the facility.
    Equity. At March 31, 2024, total common stockholders’ equity was $7.8 billion, common shares outstanding were 256,548,669 and stockholders’ equity per outstanding share was $30.34. During the three months ended March 31, 2024, the Company did not repurchase any shares of its common stock. In the first quarter of 2024, the board of directors of the Company declared a regular quarterly cash dividend of $0.11 per share. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $10.6 billion at March 31, 2024. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 27% at March 31, 2024 and 28% at December 31, 2023.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    The Company did not repurchase any of its shares during the three months ended March 31, 2024, and accordingly the number of shares authorized for purchase by the Company remains 13,241,283.

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number
(10.1)	Form of 2024 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	May 3, 2024	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	May 3, 2024	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer