Form 10-Q
period 2024-06-30
BERKLEY W R CORP
filed 2024-08-02
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of July 29, 2024: 380,550,600

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
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $21,911,417 and $20,915,245; allowance for expected credit losses of $21,871 and $36,751 at June 30, 2024 and December 31, 2023, respectively)	$21,082,676	$20,178,308
Investment funds	1,589,119	1,621,655
Real estate	1,279,306	1,249,874
Equity securities	1,078,092	1,090,347
Arbitrage trading account	1,221,861	938,049
Loans receivable (net of allowance for expected credit losses of $1,813 and $3,004 at June 30, 2024 and December 31, 2023, respectively)	349,325	201,271
Total investments	26,600,379	25,279,504
Cash and cash equivalents	1,580,270	1,363,195
Premiums and fees receivable (net of allowance for expected credit losses of $37,279 and $35,110 at June 30, 2024 and December 31, 2023, respectively)	3,430,991	3,109,334
Due from reinsurers (net of allowance for expected credit losses of $10,255 and $8,404 at June 30, 2024 and December 31, 2023, respectively)	3,501,892	3,534,527
Deferred policy acquisition costs	939,453	861,609
Prepaid reinsurance premiums	814,858	758,927
Trading account receivables from brokers and clearing organizations	40,705	303,614
Property, furniture and equipment	477,034	426,803
Goodwill	184,089	174,597
Accrued investment income	225,214	213,408
Current and deferred federal and foreign income taxes	220,080	220,756
Other assets	894,954	865,556
Total assets	$38,909,919	$37,111,830
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$19,567,190	$18,739,652
Unearned premiums	6,332,699	5,922,326
Due to reinsurers	730,407	631,164
Trading account securities sold but not yet purchased	81,273	9,357
Other liabilities	1,573,428	1,503,053
Senior notes and other debt	1,828,422	1,827,951
Subordinated debentures	1,009,449	1,009,090
Total liabilities	31,122,868	29,642,593
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 1,250,000,000 shares; issued and outstanding, net of treasury shares, 380,646,644 and 384,817,136 shares, respectively	158,705	158,705
Additional paid-in capital	986,892	964,789
Retained earnings	11,669,567	11,040,908
Accumulated other comprehensive loss	(1,033,640)	(925,838)
Treasury stock, at cost, 412,875,299 and 408,704,807 shares, respectively	(4,007,742)	(3,783,133)
Total stockholders’ equity	7,773,782	7,455,431
Noncontrolling interests	13,269	13,806
Total equity	7,787,051	7,469,237
Total liabilities and equity	$38,909,919	$37,111,830
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2024	2023	2024	2023
REVENUES:
Net premiums written	$3,126,779	$2,811,515	$5,978,070	$5,386,339
Change in net unearned premiums	(280,364)	(258,788)	(367,308)	(342,180)
Net premiums earned	2,846,415	2,552,727	5,610,762	5,044,159
Net investment income	372,129	245,152	691,967	468,551
Net investment (losses) gains:
Net realized and unrealized (losses) gains on investments	(60,306)	68,647	(48,803)	91,258
Change in allowance for expected credit losses on investments	1,794	(9,993)	16,070	(9,594)
Net investment (losses) gains	(58,512)	58,654	(32,733)	81,664
Revenues from non-insurance businesses	125,705	113,910	246,696	238,110
Insurance service fees	27,597	25,471	52,917	58,328
Other income	698	—	1,196	106
Total revenues	3,314,032	2,995,914	6,570,805	5,890,918
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,780,596	1,569,654	3,444,374	3,108,409
Other operating costs and expenses	892,935	823,682	1,761,524	1,649,255
Expenses from non-insurance businesses	121,120	113,538	239,727	236,306
Interest expense	31,708	31,856	63,436	63,692
Total operating costs and expenses	2,826,359	2,538,730	5,509,061	5,057,662
Income before income taxes	487,673	457,184	1,061,744	833,256
Income tax expense	(115,788)	(101,460)	(247,824)	(181,803)
Net income before noncontrolling interests	371,885	355,724	813,920	651,453
Noncontrolling interests	24	584	460	(1,019)
Net income to common stockholders	$371,909	$356,308	$814,380	$650,434

NET INCOME PER SHARE:
Basic	$0.93	$0.88	$2.03	$1.59
Diluted	$0.92	$0.87	$2.01	$1.58

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2024	2023	2024	2023
Net income before noncontrolling interests	$371,885	$355,724	$813,920	$651,453
Other comprehensive (loss) income:
Change in unrealized currency translation adjustments	3,227	10,528	(24,343)	15,394
Change in unrealized investment (losses) gains, net of taxes	(13,338)	(113,284)	(83,460)	67,515
Other comprehensive (loss) income	(10,111)	(102,756)	(107,803)	82,909
Comprehensive income	361,774	252,968	706,117	734,362
Noncontrolling interests	23	584	459	(1,018)
Comprehensive income to common stockholders	$361,797	$253,552	$706,576	$733,344

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2024	2023	2024	2023
COMMON STOCK:
Beginning and end of period	$158,705	$158,705	$158,705	$158,705
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$977,573	$955,226	$964,789	$944,632
Restricted stock units issued	(2,950)	1,198	(3,145)	(2)
Restricted stock units expensed	12,269	11,492	25,248	23,286
End of period	$986,892	$967,916	$986,892	$967,916
RETAINED EARNINGS:
Beginning of period	$11,455,158	$10,296,539	$11,040,908	$10,161,005
Net income to common stockholders	371,909	356,308	814,380	650,434
Dividends ($0.41, $0.07, $0.49 and $0.47 per share, respectively)	(157,500)	(28,329)	(185,721)	(186,921)
End of period	$11,669,567	$10,624,518	$11,669,567	$10,624,518
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment losses:
Beginning of period	$(656,476)	$(712,107)	$(586,354)	$(892,905)
Change in unrealized (losses) gains on securities without an allowance for expected credit losses	(5,654)	(116,978)	(76,763)	60,364
Change in unrealized (losses) gains on securities with an allowance for expected credit losses	(7,683)	3,694	(6,696)	7,150
End of period	(669,813)	(825,391)	(669,813)	(825,391)
Currency translation adjustments:
Beginning of period	(367,054)	(366,810)	(339,484)	(371,676)
Net change in period	3,227	10,528	(24,343)	15,394
End of period	(363,827)	(356,282)	(363,827)	(356,282)
Total accumulated other comprehensive loss	$(1,033,640)	$(1,181,673)	$(1,033,640)	$(1,181,673)
TREASURY STOCK:
Beginning of period	$(3,783,074)	$(3,387,538)	$(3,783,133)	$(3,251,429)
Stock exercised/vested	1,265	597	1,324	992
Stock repurchased	(223,763)	(292,467)	(223,763)	(427,619)
Other	(2,170)	(2,873)	(2,170)	(4,225)
End of period	$(4,007,742)	$(3,682,281)	$(4,007,742)	$(3,682,281)
NONCONTROLLING INTERESTS:
Beginning of period	$13,680	$21,608	$13,806	$19,829
(Distribution) contributions	(388)	143	(78)	320
Net (loss) income	(24)	(584)	(460)	1,019
Other comprehensive income (loss), net of tax	1	—	1	(1)
End of period	$13,269	$21,167	$13,269	$21,167
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,

	2024	2023
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$814,380	$650,434
Adjustments to reconcile net income to net cash from operating activities:
Net investment losses (gains)	32,733	(81,664)
Depreciation and (accretion) amortization	(145,062)	6,900
Noncontrolling interests	(460)	1,019
Investment funds	3,873	(993)
Stock incentive plans	26,856	25,085
Change in:
Arbitrage trading account	51,013	(30,331)
Premiums and fees receivable	(332,640)	(272,849)
Reinsurance accounts	81,755	(242,376)
Deferred policy acquisition costs	(77,772)	(68,414)
Income taxes	27,699	(5,703)
Reserves for losses and loss expenses	852,523	914,169
Unearned premiums	422,409	398,563
Other	(129,742)	(139,771)
Net cash from operating activities	1,627,565	1,154,069
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	1,089,183	623,886
Proceeds from sale of equity securities	253,498	97,916
Distributions from investment funds	21,011	12,963
Proceeds from maturities and prepayments of fixed maturity securities	2,133,775	1,824,819
Purchase of fixed maturity securities	(4,203,540)	(2,833,467)
Purchase of equity securities	(180,350)	(62,485)
Real estate purchased	(44,603)	(7,049)
Change in loans receivable	(148,241)	13,767
Net purchases of property, furniture and equipment	(78,468)	(25,720)
Change in balances due to security brokers	165,430	99,976
Cash received in connection with business disposition	—	94,076
Other	—	127
Net cash used in investing activities	(992,305)	(161,191)
CASH USED IN FINANCING ACTIVITIES:
Repayment of senior notes and other debt	—	(1,954)
Net proceeds from issuance of debt	420	160
Cash dividends to common stockholders	(185,721)	(186,921)
Purchase of common treasury shares	(223,763)	(427,619)
Other, net	943	324
Net cash used in financing activities	(408,121)	(616,010)
Net impact on cash due to change in foreign exchange rates	(10,064)	(2,656)
Net change in cash and cash equivalents	217,075	374,212
Cash and cash equivalents at beginning of period	1,363,195	1,449,346
Cash and cash equivalents at end of period	$1,580,270	$1,823,558
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
Reclassifications have been made in the 2023 financial statements as originally reported to conform to the presentation of the 2024 financial statements. The Company reclassified a program management business from the Insurance segment to the Reinsurance & Monoline Excess segment. The reclassified business is a program management business offering support on a nationwide basis for commercial casualty and property program administrators. In addition, share and per share amounts have been adjusted to reflect the 3-for-2 common stock split effected on July 10, 2024.
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

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 17,495,175 and 17,125,284 common shares held in a grantor trust as of June 30, 2024 and 2023, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2024	2023	2024	2023
Basic	400,273	406,296	401,295	409,364
Diluted	403,737	409,643	404,679	412,819

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

(4) Consolidated Statements of Comprehensive (Loss) Income

    The following table presents the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the six months ended June 30, 2024
Changes in AOCI
Beginning of period	$(586,354)		$(339,484)	$(925,838)
Other comprehensive loss before reclassifications	(156,023)		(24,343)	(180,366)
Amounts reclassified from AOCI	72,563		—	72,563
Other comprehensive loss	(83,460)		(24,343)	(107,803)
Unrealized investment gain related to noncontrolling interest	1		—	1
End of period	$(669,813)		$(363,827)	$(1,033,640)
Amounts reclassified from AOCI
Pre-tax	$91,852	(1)	$—	$91,852
Tax effect	(19,289)	(2)	—	(19,289)
After-tax amounts reclassified	$72,563		$—	$72,563
Other comprehensive loss
Pre-tax	$(109,937)		$(24,343)	$(134,280)
Tax effect	26,477		—	26,477
Other comprehensive loss	$(83,460)		$(24,343)	$(107,803)
As of and for the three months ended June 30, 2024
Changes in AOCI
Beginning of period	$(656,476)		$(367,054)	$(1,023,530)
Other comprehensive (loss) income before reclassifications	(54,711)		3,227	(51,484)
Amounts reclassified from AOCI	41,373		—	41,373
Other comprehensive (loss) income	(13,338)		3,227	(10,111)
Unrealized investment gain to noncontrolling interest	1		—	1
Ending balance	$(669,813)		$(363,827)	$(1,033,640)
Amounts reclassified from AOCI
Pre-tax	$52,371	(1)	$—	$52,371
Tax effect	(10,998)	(2)	—	(10,998)
After-tax amounts reclassified	$41,373		$—	$41,373
Other comprehensive (loss) income
Pre-tax	$(20,640)		$3,227	$(17,413)
Tax effect	7,302		—	7,302
Other comprehensive (loss) income	$(13,338)		$3,227	$(10,111)

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the six months ended June 30, 2023
Changes in AOCI
Beginning of period	$(892,905)		$(371,676)	$(1,264,581)
Other comprehensive income before reclassifications	99,093		15,394	114,487
Amounts reclassified from AOCI	(31,578)		—	(31,578)
Other comprehensive income	67,515		15,394	82,909
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
End of period	$(825,391)		$(356,282)	$(1,181,673)
Amounts reclassified from AOCI
Pre-tax	$(39,972)	(1)	$—	$(39,972)
Tax effect	8,394	(2)	—	8,394
After-tax amounts reclassified	$(31,578)		$—	$(31,578)
Other comprehensive income
Pre-tax	$87,978		$15,394	$103,372
Tax effect	(20,463)		—	(20,463)
Other comprehensive income	$67,515		$15,394	$82,909
As of and for the three months ended June 30, 2023
Changes in AOCI
Beginning of period	$(712,107)		$(366,810)	$(1,078,917)
Other comprehensive (loss) income before reclassifications	(56,122)		10,528	(45,594)
Amounts reclassified from AOCI	(57,162)		—	(57,162)
Other comprehensive (loss) income	(113,284)		10,528	(102,756)
Unrealized investment loss related to noncontrolling interest	—		—	—
Ending balance	$(825,391)		$(356,282)	$(1,181,673)
Amounts reclassified from AOCI
Pre-tax	$(72,357)	(1)	$—	$(72,357)
Tax effect	15,195	(2)	—	15,195
After-tax amounts reclassified	$(57,162)		$—	$(57,162)
Other comprehensive (loss) income
Pre-tax	$(144,043)		$10,528	$(133,515)
Tax effect	30,759		—	30,759
Other comprehensive (loss) income	$(113,284)		$10,528	$(102,756)
____________
(1) Net investment (losses) gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
    Interest payments were $63,051,000 and $62,983,000 for the six months ended June 30, 2024 and 2023, respectively. Income taxes paid were $165,739,000 and $158,000,000 for the six months ended June 30, 2024 and 2023, respectively.

(6) Investments in Fixed Maturity Securities
    At June 30, 2024 and December 31, 2023, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
June 30, 2024
Held to maturity:
State and municipal	$40,983	$(34)	$1,766	$—	$42,715	$40,949
Residential mortgage-backed	2,615	—	60	—	2,675	2,615
Total held to maturity	43,598	(34)	1,826	—	45,390	43,564
Available for sale:
U.S. government and government agency	1,869,971	—	6,877	(54,472)	1,822,376	1,822,376
State and municipal:
Special revenue	1,586,511	—	2,558	(80,860)	1,508,209	1,508,209
State general obligation	416,788	—	1,862	(15,926)	402,724	402,724
Pre-refunded	88,086	—	269	(377)	87,978	87,978
Corporate backed	171,007	(339)	582	(9,918)	161,332	161,332
Local general obligation	390,455	—	1,254	(12,685)	379,024	379,024
Total state and municipal	2,652,847	(339)	6,525	(119,766)	2,539,267	2,539,267
Mortgage-backed:
Residential	2,206,563	—	7,330	(178,950)	2,034,943	2,034,943
Commercial	567,094	(1,140)	313	(8,216)	558,051	558,051
Total mortgage-backed	2,773,657	(1,140)	7,643	(187,166)	2,592,994	2,592,994
Asset-backed	4,071,678	(889)	5,279	(61,622)	4,014,446	4,014,446
Corporate:
Industrial	4,026,477	—	9,683	(142,415)	3,893,745	3,893,745
Financial	3,253,805	—	7,899	(65,121)	3,196,583	3,196,583
Utilities	735,920	—	1,614	(25,567)	711,967	711,967
Other	616,007	—	1,247	(7,129)	610,125	610,125
Total corporate	8,632,209	—	20,443	(240,232)	8,412,420	8,412,420
Foreign government	1,867,457	(19,469)	3,306	(193,685)	1,657,609	1,657,609
Total available for sale	21,867,819	(21,837)	50,073	(856,943)	21,039,112	21,039,112
Total investments in fixed maturity securities	$21,911,417	$(21,871)	$51,899	$(856,943)	$21,084,502	$21,082,676
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

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the six months ended June 30, 2024 and 2023:

(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$43	$114
Provision for expected credit losses	(9)	(61)
Allowance for expected credit losses, end of period	$34	$53

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended June 30, 2024 and 2023:

(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$38	$107
Provision for expected credit losses	(4)	(54)
Allowance for expected credit losses, end of period	$34	$53

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the six months ended June 30, 2024 and 2023:

	2024						2023
(In thousands)	Foreign Government	Corporate	Mortgage-backed	Asset-backed	State and Municipal	Total	Foreign Government	Corporate	Mortgage-backed	Asset-backed	Total
Allowance for expected credit losses, beginning of period	$29,603	$5,026	$158	$1,164	$757	$36,708	$32,633	$4,701	$18	$—	$37,352
Expected credit losses on securities for which credit losses were not previously recorded	300	—	1,701	—	—	2,001	—	186	861	1,444	2,491
Expected credit (gains) losses on securities for which credit losses were previously recorded	(10,434)	(5,026)	(158)	(275)	(418)	(16,311)	419	3,987	6	—	4,412
Reduction due to disposals	—	—	(561)	—	—	(561)	—	(7)	—	—	(7)
Allowance for expected credit losses, end of period	$19,469	$—	$1,140	$889	$339	$21,837	$33,052	$8,867	$885	$1,444	$44,248
During the six months ended June 30, 2024, the Company decreased the allowance for expected credit losses for available for sale securities utilizing its credit loss assessment process and inputs used in its credit loss model, primarily due to improved pricing associated with foreign government securities and corporate securities. During the six months ended June 30, 2023, the Company increased the allowance for expected credit losses for available for sale securities due to changes in economic assumptions utilized in its credit loss model, primarily affecting the financial services and real estate sectors.
The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended June 30, 2024 and 2023:

	2024						2023
(In thousands)	Foreign Government	Corporate	Mortgage-backed	Asset-backed	State and Municipal	Total	Foreign Government	Corporate	Mortgage-backed	Asset-backed	Total
Allowance for expected credit losses, beginning of period	$20,479	$—	$562	$1,097	$693	$22,831	$33,324	$3,795	$23	$—	$37,142
Expected credit losses on securities for which credit losses were not previously recorded	300	—	1,139	—	—	1,439	—	—	861	1,444	2,305
Expected credit (gains) losses on securities for which credit losses were previously recorded	(1,310)	—	—	(208)	(354)	(1,872)	(272)	5,074	1	—	4,803
Reduction due to disposals	—	—	(561)	—	—	(561)	—	(2)	—	—	(2)
Allowance for expected credit losses, end of period	$19,469	$—	$1,140	$889	$339	$21,837	$33,052	$8,867	$885	$1,444	$44,248
The amortized cost and fair value of fixed maturity securities at June 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,943,246	$1,884,790
Due after one year through five years	9,983,542	9,601,275
Due after five years through ten years	4,262,692	4,152,066
Due after ten years	2,945,631	2,850,702
Mortgage-backed securities	2,776,272	2,595,669
Total	$21,911,383	$21,084,502
_______________
(1) Amortized cost is reduced by the allowance for expected credit losses of $34 thousand related to held to maturity securities.
At June 30, 2024 and December 31, 2023, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
    At June 30, 2024 and December 31, 2023, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2024
Common stocks	$603,574	$139,146	$(46,165)	$696,555	$696,555
Preferred stocks	374,409	19,762	(12,634)	381,537	381,537
Total	$977,983	$158,908	$(58,799)	$1,078,092	$1,078,092

December 31, 2023
Common stocks	$664,997	$191,806	$(18,749)	$838,054	$838,054
Preferred stocks	284,335	3,075	(35,117)	252,293	252,293
Total	$949,332	$194,881	$(53,866)	$1,090,347	$1,090,347

(8) Arbitrage Trading Account
    At June 30, 2024 and December 31, 2023, the fair and carrying values of the arbitrage trading account were $1,222 million and $938 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of June 30, 2024, the fair value of long option contracts outstanding was $3 million (notional amount of $401 million) and the fair value of short option contracts was $81 million (notional amount of $401 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2024	2023	2024	2023
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$324,136	$217,830	$659,384	$413,473
Arbitrage trading account (1)	16,682	17,037	34,693	35,293
Equity securities	12,386	15,254	23,721	29,000
Investment funds	25,476	(1,186)	(3,873)	993
Real estate	(3,705)	(2,123)	(16,868)	(5,834)
Gross investment income	374,975	246,812	697,057	472,925
Investment expense	(2,846)	(1,660)	(5,090)	(4,374)
Net investment income	$372,129	$245,152	$691,967	$468,551
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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $275 million as of June 30, 2024.
    Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	June 30,	December 31,	For the Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Financial services	$436,057	$433,407	$(18,231)	$(20,321)
Transportation	306,485	344,278	(3,732)	23,843
Real Estate	198,111	201,625	12,880	2,963
Infrastructure	140,699	130,589	7,828	5,936
Energy	131,719	114,794	8,505	3,439
Other funds	376,048	396,962	(11,123)	(14,867)
Total	$1,589,119	$1,621,655	$(3,873)	$993
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the minority investment in Lifson Re, a Bermuda reinsurance company. Effective January 1, 2021, Lifson Re participated on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 22.5% share of placed amounts. The percentage increased from 22.5% to 30.0% effective July 1, 2022. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. For the six months ended June 30, 2024 and 2023, the Company ceded approximately $206 million and $281 million, respectively, of written premiums to Lifson Re.
Other funds include deferred compensation trust assets of $41 million and $36 million as of June 30, 2024 and December 31, 2023, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(11) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	June 30,	December 31,
(In thousands)	2024	2023
Properties in operation	$1,051,755	$1,022,654
Properties under development	227,551	227,220
Total	$1,279,306	$1,249,874

    As of June 30, 2024, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $35,389,000 and $32,745,000 as of June 30, 2024 and December 31, 2023, respectively. Related depreciation expense was $4,164,000 and $4,394,000 for the six months ended June 30, 2024 and 2023, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $15,013,195 in 2024, $32,278,604 in 2025, $33,991,743 in 2026, $32,850,623 in 2027, $33,376,327 in 2028, $31,999,237 in 2029 and $416,884,751 thereafter.
    A mixed-use project in Washington, D.C. had been under development in 2024 and 2023, with the completed portion reported in properties in operation as of June 30, 2024.

(12) Loans Receivable

At June 30, 2024 and December 31, 2023, loans receivable were as follows:

(In thousands)	June 30, 2024	December 31, 2023
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$347,742	$200,381
Commercial loans	1,583	890
Total	$349,325	$201,271

Fair value:
Real estate loans	$347,727	$197,354
Commercial loans	1,583	890
Total	$349,310	$198,244
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
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the six months ended June 30, 2024 and 2023:

	2024			2023
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$2,983	$21	$3,004	$1,100	$691	$1,791
Change in expected credit losses	(1,190)	(1)	(1,191)	2,558	201	2,759
Allowance for expected credit losses, end of period	$1,793	$20	$1,813	$3,658	$892	$4,550
During the six months ended June 30, 2024, the Company decreased the allowance for expected credit losses due to a decrease in the weighted average life of the loan portfolio. During the six months ended June 30, 2023, the Company increased the allowance for expected credit losses due to changes in economic assumptions utilized in its credit loss model.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended June 30, 2024 and 2023:

	2024			2023
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$2,587	$22	$2,609	$1,039	$570	$1,609
Change in expected credit losses	(794)	(2)	(796)	2,619	322	2,941
Allowance for expected credit losses, end of period	$1,793	$20	$1,813	$3,658	$892	$4,550
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

(13) Net Investment (Losses) Gains
     Net investment (losses) gains were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net investment (losses) gains:
Fixed maturity securities:
Gains	$3,092	$115	$6,649	$1,058
Losses	(5,362)	(3,640)	(7,685)	(21,770)
Equity securities (1):
Net realized gains on investment sales (2)	61,521	111,072	101,798	112,132
Change in unrealized (losses) gains	(66,717)	21,260	(40,905)	64,664
Investment funds	217	(98)	1,210	(88)
Real estate (3)	(1,958)	(55,449)	(4,174)	(44,710)
Loans receivable	—	—	—	—
Other (4)	(51,099)	(4,613)	(105,696)	(20,028)
Net realized and unrealized (losses) gains on investments in earnings before allowance for expected credit losses	(60,306)	68,647	(48,803)	91,258
Change in allowance for expected credit losses on investments:
Fixed maturity securities	998	(7,052)	14,879	(6,835)
Loans receivable	796	(2,941)	1,191	(2,759)
Change in allowance for expected credit losses on investments	1,794	(9,993)	16,070	(9,594)
Net investment (losses) gains	(58,512)	58,654	(32,733)	81,664
Income tax benefit	12,401	(12,587)	5,769	(17,437)
After-tax net investment (losses) gains	$(46,111)	$46,067	$(26,964)	$64,227

Change in unrealized investment (losses) gains on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$(11,394)	$(148,021)	$(99,988)	$79,094
Fixed maturity securities with allowance for expected credit losses	(7,683)	3,694	(6,696)	7,150
Investment funds	(1,338)	462	(3,041)	2,398
Other	(225)	(178)	(212)	(664)
Total change in unrealized investment (losses) gains	(20,640)	(144,043)	(109,937)	87,978
Income tax benefit (expense)	7,302	30,759	26,477	(20,463)
Noncontrolling interests	1	—	1	(1)
After-tax change in unrealized investment (losses) gains of available for sale securities	$(13,337)	$(113,284)	$(83,459)	$67,514
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
(4) Primarily relates to realized foreign currency losses upon the disposition of fixed maturity securities.

(14) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at June 30, 2024 and December 31, 2023 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2024
U.S. government and government agency	$422,945	$3,391	$795,297	$51,081	$1,218,242	$54,472
State and municipal	357,529	4,935	1,758,572	114,831	2,116,101	119,766
Mortgage-backed	530,802	4,258	1,356,573	182,908	1,887,375	187,166
Asset-backed	947,780	4,434	1,079,695	57,188	2,027,475	61,622
Corporate	2,068,015	17,788	4,333,968	222,444	6,401,983	240,232
Foreign government	563,150	15,565	759,174	178,120	1,322,324	193,685
Fixed maturity securities	$4,890,221	$50,371	$10,083,279	$806,572	$14,973,500	$856,943

December 31, 2023
U.S. government and government agency	$384,392	$6,655	$614,623	$51,014	$999,015	$57,669
State and municipal	264,273	3,013	1,680,034	119,449	1,944,307	122,462
Mortgage-backed	278,819	2,025	1,360,748	175,131	1,639,567	177,156
Asset-backed	413,511	2,070	2,176,035	71,136	2,589,546	73,206
Corporate	874,754	11,975	4,418,309	231,288	5,293,063	243,263
Foreign government	204,908	1,758	794,174	135,661	999,082	137,419
Fixed maturity securities	$2,420,657	$27,496	$11,043,923	$783,679	$13,464,580	$811,175
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2024 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	51	$99,230	$159,930
State and municipal	5	24,865	4,838
Corporate	30	42,131	2,651
Mortgage-backed	16	4,107	201
Total	102	$170,333	$167,620
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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2024
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$1,822,376	$—	$1,822,376	$—
State and municipal	2,539,267	—	2,539,267	—
Mortgage-backed	2,592,994	—	2,592,994	—
Asset-backed	4,014,446	—	4,014,446	—
Corporate	8,412,420	—	8,412,420	—
Foreign government	1,657,609	—	1,657,609	—
Total fixed maturity securities available for sale	21,039,112	—	21,039,112	—
Equity securities:
Common stocks	696,555	693,294	1,116	2,145
Preferred stocks	381,537	—	377,901	3,636
Total equity securities	1,078,092	693,294	379,017	5,781
Arbitrage trading account	1,221,861	1,061,891	156,377	3,593
Total	$23,339,065	$1,755,185	$21,574,506	$9,374
Liabilities:
Trading account securities sold but not yet purchased	$81,273	$81,273	$—	$—

December 31, 2023
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$1,716,731	$—	$1,716,731	$—
State and municipal	2,634,422	—	2,634,422	—
Mortgage-backed	2,266,455	—	2,266,455	—
Asset-backed	4,187,040	—	4,187,040	—
Corporate	7,654,059	—	7,654,059	—
Foreign government	1,666,229	—	1,666,229	—
Total fixed maturity securities available for sale	20,124,936	—	20,124,936	—
Equity securities:
Common stocks	838,054	835,338	1,158	1,558
Preferred stocks	252,293	—	248,598	3,695
Total equity securities	1,090,347	835,338	249,756	5,253
Arbitrage trading account	938,049	546,110	388,167	3,772
Total	$22,153,332	$1,381,448	$20,762,859	$9,025
Liabilities:
Trading account securities sold but not yet purchased	$9,357	$9,357	$—	$—

    The following tables summarize changes in Level 3 assets and liabilities for the six months ended June 30, 2024 and for the year ended December 31, 2023:

Gains (Losses) Included In:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns / Maturities	Transfers In / (Out)	Ending Balance
Six Months Ended June 30, 2024
Assets:
Equity securities:
Common stocks	$1,558	$715	$—	$—	$—	$(128)	$—	$—	$2,145
Preferred stocks	3,695	(2)	—	—	—	(57)	—	—	3,636
Total	5,253	713	—	—	—	(185)	—	—	5,781
Arbitrage trading account	3,772	(178)	—	—	—	(38)	—	37	3,593
Total	$9,025	$535	$—	$—	$—	$(223)	$—	$37	$9,374

Year Ended December 31, 2023
Assets:
Equity securities:
Common stocks	$2,599	$(1,041)	$—	$—	$—	$—	$—	$—	$1,558
Preferred stocks	11,299	(3)	—	(7,601)	—	—	—	—	3,695
Total	13,898	(1,044)	—	(7,601)	—	—	—	—	5,253
Arbitrage trading account	3,590	117	—	—	—	—	—	65	3,772
Total	$17,488	$(927)	$—	$(7,601)	$—	$—	$—	$65	$9,025
    For both the six months ended June 30, 2024 and the year ended December 31, 2023, one security within the arbitrage trading account portfolio that no longer had a publicly traded price was transferred into Level 3.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	June 30,
(In thousands)	2024	2023
Net reserves at beginning of period	$15,661,820	$14,248,879
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	3,411,888	3,064,046
Increase in estimates for claims occurring in prior years (2) (3)	14,700	28,853
Loss reserve discount accretion	17,786	15,510
Total	3,444,374	3,108,409
Net payments for claims:
Current year	383,639	375,365
Prior years	2,205,566	2,019,371
Total	2,589,205	2,394,736
Foreign currency translation	(56,143)	5,929
Net reserves at end of period	16,460,846	14,968,481
Ceded reserves at end of period	3,106,344	2,951,515
Gross reserves at end of period	$19,567,190	$17,919,996
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $26 million and $22 million for the six months ended June 30, 2024 and 2023, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $7 million and decreased by $6 million for the six months ended June 30, 2024 and 2023, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $2 million and adverse development was $21 million for the six months ended June 30, 2024 and 2023, respectively.
The ultimate net impact of COVID-19 on the Company’s reserves remains uncertain. As of June 30, 2024, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $388 million, of which $329 million relates to the Insurance segment and $59 million relates to the Reinsurance & Monoline Excess segment. Such $388 million of COVID-19-related losses included $385 million of reported losses and $3 million of IBNR.
During the six months ended June 30, 2024, favorable prior year development (net of additional and return premiums) of $2 million included $7 million for the Reinsurance & Monoline Excess segment partially offset by $5 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first half of 2024 was driven by commercial auto liability and other liability (mainly umbrella and excess liability), and was partially offset by favorable development for workers’ compensation and professional liability. The adverse commercial auto liability development was concentrated in accident years 2020 through 2023. The other liability development was mainly driven by umbrella and excess liability claims, and was focused in accident years 2017 through 2021. A significant portion of the umbrella and excess liability development related to underlying commercial auto exposures. The Company believes that commercial auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of aggressive actions by the plaintiffs’ bar such as litigation funding, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among other factors.
The favorable workers’ compensation development for the Insurance segment was mainly related to accident years 2016 through 2023, while the favorable professional liability development was mainly in accident years 2018 through 2022. For workers’ compensation, favorable reported claim frequency, below expectations, continued to be the main driver of the favorable reserve development. For professional liability, reported loss experience for accident years 2018 through 2022 was better than expected, which drove the favorable reserve development. Accident years 2020 through 2022 also feature business written at peak pricing levels, which the Company now believes will result in higher profitability than initially anticipated.
For the Reinsurance & Monoline Excess segment, the favorable development during the first half of 2024 was driven mainly by favorable development in excess workers’ compensation, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to expectations, and to favorable claim settlements spread across many prior accident years. The unfavorable development for non-proportional reinsurance was concentrated mainly in accident years 2017 through 2019 and was associated primarily with our U.S. and U.K. excess general liability reinsurance businesses, including coverage for cedants insuring construction projects.
During the six months ended June 30, 2023, adverse prior year development (net of additional and return premiums) of $21 million included $19 million for the Insurance segment and $2 million for the Reinsurance & Monoline Excess segment.
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
The favorable prior year development on casualty lines for the 2021 and 2022 accident years in the Insurance segment was concentrated in the professional liability, workers’ compensation, and other liability lines of business, partially offset by adverse development in commercial auto liability. Due to uncertainty regarding incurred loss frequency and severity in light of ongoing social inflation and the impacts of the COVID-19 pandemic, the Company set its initial loss ratios for the 2021 and 2022 accident years prudently, and largely maintained these estimates through the end of each respective accident year. The reported loss experience for these lines of business for the 2021 and 2022 accident years has been better than was expected, and the Company has begun to react to this favorable emergence as the accident years mature beyond 12 months. Commercial auto liability experienced adverse prior year development during the six months ended June 30, 2023 for the 2021 accident year, which was driven by a larger than expected number of large losses reported.
For the Reinsurance & Monoline Excess segment, the adverse development during the six months ended June 30, 2023 was driven mainly by adverse development in property (discussed above) and non-proportional reinsurance assumed liability lines of business, largely offset by favorable development in excess workers' compensation. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to our expectations, and to favorable claim settlements. The favorable development was spread across many prior accident years. The adverse development on reinsurance assumed liability was associated primarily with our U.S. assumed reinsurance business, and related to accounts reinsuring excess and umbrella business and construction projects. The adverse development was concentrated mainly in accident years 2017 through 2020.

(17) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$21,082,676	$21,084,502	$20,178,308	$20,181,547
Equity securities	1,078,092	1,078,092	1,090,347	1,090,347
Arbitrage trading account	1,221,861	1,221,861	938,049	938,049
Loans receivable	349,325	349,310	201,271	198,244
Cash and cash equivalents	1,580,270	1,580,270	1,363,195	1,363,195
Trading account receivables from brokers and clearing organizations	40,705	40,705	303,614	303,614
Due from broker	—	—	36,747	36,747
Liabilities:
Due to broker	128,563	128,563	—	—
Trading account securities sold but not yet purchased	81,273	81,273	9,357	9,357
Senior notes and other debt	1,828,422	1,422,506	1,827,951	1,480,076
Subordinated debentures	1,009,449	825,344	1,009,090	929,598
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

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2024	2023	2024	2023
Written premiums:
Direct	$3,380,470	$2,985,563	$6,419,537	$5,724,317
Assumed	337,302	351,210	660,991	661,773
Ceded	(590,993)	(525,258)	(1,102,458)	(999,751)
Total net premiums written	$3,126,779	$2,811,515	$5,978,070	$5,386,339

Earned premiums:
Direct	$3,048,872	$2,725,650	$5,985,516	$5,392,712
Assumed	328,114	302,431	666,024	597,661
Ceded	(530,571)	(475,354)	(1,040,778)	(946,214)
Total net premiums earned	$2,846,415	$2,552,727	$5,610,762	$5,044,159

Ceded losses and loss expenses incurred	$327,243	$333,795	$633,194	$649,271
Ceded commissions earned	$123,647	$117,523	$244,701	$235,941
    The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the six months ended June 30, 2024 and 2023:

(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$35,110	$30,660
Change in expected credit losses	2,169	2,110
Allowance for expected credit losses, end of period	$37,279	$32,770

The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended June 30, 2024 and 2023:

(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$35,039	$32,353
Change in expected credit losses	2,240	417
Allowance for expected credit losses, end of period	$37,279	$32,770
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses.
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the six months ended June 30, 2024 and 2023:

(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$8,404	$8,064
Change in expected credit losses	1,851	1,301
Allowance for expected credit losses, end of period	$10,255	$9,365
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended June 30, 2024 and 2023:

(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$9,185	$8,703
Change in expected credit losses	1,070	662
Allowance for expected credit losses, end of period	$10,255	$9,365

(19) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $25 million and $23 million for the six months ended June 30, 2024 and 2023, respectively. A summary of RSUs issued in the six months ended June 30, 2024 and 2023 follows:

($ in thousands)	Units	Fair Value
2024	2,277	$125
2023	8,381	$332

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
The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2024	2023	2024	2023
Leases:
Lease cost	$11,326	$10,138	$22,403	$20,326
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$12,364	$11,281	$24,596	$21,844
Right-of-use assets obtained in exchange for new lease liabilities	$8,853	$2,633	$33,548	$7,946

	As of June 30,
($ in thousands)	2024	2023
Right-of-use assets	$190,207	$157,991
Lease liabilities	$231,128	$191,576
Weighted-average remaining lease term	7.5 years	7.0 years
Weighted-average discount rate	5.51%	4.49%
Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	June 30, 2024
Contractual Maturities:
2024	$26,008
2025	45,629
2026	39,117
2027	30,117
2028	28,576
Thereafter	107,255
Total undiscounted future minimum lease payments	276,702
Less: Discount impact	45,574
Total lease liability	$231,128

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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended June 30, 2024
Insurance	$2,484,569	$303,561	$9,591	$2,797,721	$490,053	$374,247
Reinsurance & Monoline Excess	361,846	58,472	—	420,318	124,449	97,638
Corporate, other and eliminations (3)	—	10,096	144,409	154,505	(68,317)	(53,865)
Net investment losses	—	—	(58,512)	(58,512)	(58,512)	(46,111)
Total	$2,846,415	$372,129	$95,488	$3,314,032	$487,673	$371,909
Three months ended June 30, 2023
Insurance	$2,215,186	$185,327	$8,853	$2,409,366	$386,350	$300,239
Reinsurance & Monoline Excess	337,541	42,187	—	379,728	105,420	82,317
Corporate, other and eliminations (3)	—	17,638	130,528	148,166	(93,240)	(72,315)
Net investment gains	—	—	58,654	58,654	58,654	46,067
Total	$2,552,727	$245,152	$198,035	$2,995,914	$457,184	$356,308
Six months ended June 30, 2024
Insurance	$4,883,338	$548,338	$19,014	$5,450,690	$968,202	$739,337
Reinsurance & Monoline Excess	727,424	111,683	—	839,107	252,074	199,764
Corporate, other and eliminations (3)	—	31,946	281,795	313,741	(125,799)	(97,757)
Net investment losses	—	—	(32,733)	(32,733)	(32,733)	(26,964)
Total	$5,610,762	$691,967	$268,076	$6,570,805	$1,061,744	$814,380
Six Months Ended June 30, 2023
Insurance	$4,358,110	$348,886	$18,427	$4,725,423	$738,977	$574,347
Reinsurance & Monoline Excess	686,049	96,770	—	782,819	206,704	164,674
Corporate, other and eliminations (3)	—	22,895	278,117	301,012	(194,089)	(152,814)
Net investment gains	—	—	81,664	81,664	81,664	64,227
Total	$5,044,159	$468,551	$378,208	$5,890,918	$833,256	$650,434
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.

(2) Revenues for Insurance from foreign operations for the three months ended June 30, 2024 and 2023 were $368 million and $280 million, respectively, and for the six months ended June 30, 2024 and 2023 were $762 million and $554 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign operations for the three months ended June 30, 2024 and 2023 were $117 million and $102 million, respectively, and for the six months ended June 30, 2024 and 2023 were $228 million and $209 million, respectively.
(3) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Identifiable Assets

(In thousands)	June 30, 2024	December 31, 2023
Insurance	$31,264,338	$29,923,282
Reinsurance & Monoline Excess	5,557,232	5,545,249
Corporate, other and eliminations	2,088,349	1,643,299
Consolidated	$38,909,919	$37,111,830

    Net premiums earned by major line of business are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2024	2023	2024	2023
Insurance:
Other liability	$1,001,987	$890,984	$1,969,247	$1,744,456
Short-tail lines (1)	538,797	444,834	1,049,606	857,368
Auto	361,580	307,578	715,593	601,694
Workers' compensation	310,564	299,149	612,060	604,710
Professional liability	271,641	272,641	536,832	549,882
Total Insurance	2,484,569	2,215,186	4,883,338	4,358,110

Reinsurance & Monoline Excess:
Casualty (2)	199,080	202,348	396,924	417,060
Property (2)	97,255	76,348	199,638	151,500
Monoline excess (3)	65,511	58,845	130,862	117,489
Total Reinsurance & Monoline Excess	361,846	337,541	727,424	686,049

Total	$2,846,415	$2,552,727	$5,610,762	$5,044,159
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
    The profitability of the Company’s insurance business is affected primarily by the adequacy of premium rates. The ultimate adequacy of premium rates is not known with certainty at the time an insurance policy is issued because premiums are determined before claims are reported. The ultimate adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural and other disasters, regulatory measures and court decisions that define and change the extent of coverage and the effects of economic and social inflation on the amount of compensation for injuries or losses. General insurance prices are also influenced by available insurance capacity, i.e., the level of capital employed in the industry, and the industry’s willingness to deploy that capital.
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
On June 12, 2024, the Company announced that its Board of Directors approved a 3-for-2 common stock split which was paid in the form of a stock dividend to holders of record as of June 24, 2024. The additional shares were issued on July 10, 2024. Share and per share amounts in this Form 10-Q reflect such 3-for-2 common stock split.
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
    The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect the latest reported loss data, current trends and other factors observed. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity, relative to our assumptions, on our loss estimate for claims occurring in 2024:

(In thousands)	Frequency (+/-)
Severity (+/-)	1%	5%	10%
1%	$126,867	$381,863	$700,608
5%	381,863	646,957	978,326
10%	700,608	978,326	1,325,474
    Our net reserves for losses and loss expenses of approximately $16.5 billion as of June 30, 2024 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $3.3 billion, or 20%, of the Company’s net loss reserves as of June 30, 2024 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves, which predominantly comprise these reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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
    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	June 30, 2024	December 31, 2023
Insurance	$13,179,601	$12,430,202
Reinsurance & Monoline Excess	3,281,245	3,231,618
Net reserves for losses and loss expenses	16,460,846	15,661,820
Ceded reserves for losses and loss expenses	3,106,344	3,077,832
Gross reserves for losses and loss expenses	$19,567,190	$18,739,652

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
June 30, 2024
Other liability	$2,014,203	$4,899,611	$6,913,814
Professional liability	608,694	1,433,033	2,041,727
Workers’ compensation (1)	1,031,963	789,452	1,821,415
Auto	670,434	840,670	1,511,104
Short-tail lines (2)	372,994	518,547	891,541
Total Insurance	4,698,288	8,481,313	13,179,601
Reinsurance & Monoline Excess (1) (3)	1,644,683	1,636,562	3,281,245
Total	$6,342,971	$10,117,875	$16,460,846

December 31, 2023
Other liability	$1,912,594	$4,607,507	$6,520,101
Professional liability	527,555	1,438,102	1,965,657
Workers’ compensation (1)	1,019,445	790,944	1,810,389
Auto	645,707	700,850	1,346,557
Short-tail lines (2)	375,129	412,369	787,498
Total Insurance	4,480,430	7,949,772	12,430,202
Reinsurance & Monoline Excess (1) (3)	1,673,581	1,558,037	3,231,618
Total	$6,154,011	$9,507,809	$15,661,820
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $390 million as of both June 30, 2024 and December 31, 2023.
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

    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the six months ended June 30, 2024 and 2023 are as follows:

(In thousands)	2024	2023
Increase in prior year loss reserves	$(14,700)	$(28,853)
Increase in prior year earned premiums	16,373	8,055
Net favorable (unfavorable) prior year development	$1,673	$(20,798)
The ultimate net impact of COVID-19 on the Company’s reserves remains uncertain. As of June 30, 2024, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $388 million, of which $329 million relates to the Insurance segment and $59 million relates to the Reinsurance & Monoline Excess segment. Such $388 million of COVID-19-related losses included $385 million of reported losses and $3 million of IBNR.
During the six months ended June 30, 2024, favorable prior year development (net of additional and return premiums) of $2 million included $7 million for the Reinsurance & Monoline Excess segment partially offset by $5 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first half of 2024 was driven by commercial auto liability and other liability (mainly umbrella and excess liability), and was partially offset by favorable development for workers’ compensation and professional liability. The adverse commercial auto liability development was concentrated in accident years 2020 through 2023. The other liability development was mainly driven by umbrella and excess liability claims, and was focused in accident years 2017 through 2021. A significant portion of the umbrella and excess liability development related to underlying commercial auto exposures. The Company believes that commercial auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of aggressive actions by the plaintiffs’ bar such as litigation funding, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among other factors.
The favorable workers’ compensation development for the Insurance segment was mainly related to accident years 2016 through 2023, while the favorable professional liability development was mainly in accident years 2018 through 2022. For workers’ compensation, favorable reported claim frequency, below expectations, continued to be the main driver of the favorable reserve development. For professional liability, reported loss experience for accident years 2018 through 2022 was better than expected, which drove the favorable reserve development. Accident years 2020 through 2022 also feature business written at peak pricing levels, which the Company now believes will result in higher profitability than initially anticipated.
For the Reinsurance & Monoline Excess segment, the favorable development during the first half of 2024 was driven mainly by favorable development in excess workers’ compensation, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to expectations, and to favorable claim settlements spread across many prior accident years. The unfavorable development for non-proportional reinsurance was concentrated mainly in accident years 2017 through 2019 and was associated primarily with our U.S. and U.K. excess general liability reinsurance businesses, including coverage for cedants insuring construction projects.
During the six months ended June 30, 2023, adverse prior year development (net of additional and return premiums) of $21 million included $19 million for the Insurance segment and $2 million for the Reinsurance & Monoline Excess segment.
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
The favorable prior year development on casualty lines for the 2021 and 2022 accident years in the Insurance segment was concentrated in the professional liability, workers’ compensation, and other liability lines of business, partially offset by adverse development in commercial auto liability. Due to uncertainty regarding incurred loss frequency and severity in light of ongoing social inflation and the impacts of the COVID-19 pandemic, the Company set its initial loss ratios for the 2021 and 2022 accident years prudently, and largely maintained these estimates through the end of each respective accident year. The reported loss experience for these lines of business for the 2021 and 2022 accident years has been better than was expected, and the Company has begun to react to this favorable emergence as the accident years mature beyond 12 months. Commercial auto liability experienced adverse prior year development during the six months ended June 30, 2023 for the 2021 accident year, which was driven by a larger than expected number of large losses reported.
For the Reinsurance & Monoline Excess segment, the adverse development during the six months ended June 30, 2023 was driven mainly by adverse development in property (discussed above) and non-proportional reinsurance assumed liability lines of business, largely offset by favorable development in excess workers' compensation. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to our expectations, and to favorable claim settlements. The favorable development was spread across many prior accident years. The adverse development on reinsurance assumed liability was associated primarily with our U.S. assumed reinsurance business, and related to accounts reinsuring excess and umbrella business and construction projects. The adverse development was concentrated mainly in accident years 2017 through 2020.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,324 million and $1,352 million at June 30, 2024 and December 31, 2023, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $390 million at both June 30, 2024 and December 31, 2023. At June 30, 2024, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.5%.
    Substantially all of the workers’ compensation discount (97% of total discounted reserves at June 30, 2024) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at June 30, 2024), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $66 million at June 30, 2024 and $65 million at December 31, 2023. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2024 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	51	$99,230	$159,930
State and municipal	5	24,865	4,838
Corporate	30	42,131	2,651
Mortgage-backed	16	4,107	201
Total	102	$170,333	$167,620
    As of June 30, 2024, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $22 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $3 million as of both June 30, 2024 and December 31, 2023.
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
    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of June 30, 2024:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$20,530,775	97.6%
Syndicate manager	108,796	0.5
Directly by the Company based on:
Observable data	399,541	1.9
Total	$21,039,112	100.0%
    Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2024, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Six Months Ended June 30, 2024 and 2023
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2024 and 2023. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2024	2023
Insurance:
Gross premiums written	$6,281,900	$5,620,406
Net premiums written	5,256,163	4,691,277
Net premiums earned	4,883,338	4,358,110
Loss ratio	62.9%	62.8%
Expense ratio	28.4%	28.3%
GAAP combined ratio	91.3%	91.1%
Reinsurance & Monoline Excess:
Gross premiums written	$798,628	$765,685
Net premiums written	721,907	695,062
Net premiums earned	727,424	686,049
Loss ratio	51.3%	53.9%
Expense ratio	29.4%	30.1%
GAAP combined ratio	80.7%	84.0%
Consolidated:
Gross premiums written	$7,080,528	$6,386,091
Net premiums written	5,978,070	5,386,339
Net premiums earned	5,610,762	5,044,159
Loss ratio	61.4%	61.6%
Expense ratio	28.6%	28.5%
GAAP combined ratio	90.0%	90.1%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the six months ended June 30, 2024 and 2023:

(In thousands, except per share data)	2024	2023
Net income to common stockholders	$814,380	$650,434
Weighted average diluted shares	404,679	412,819
Net income per diluted share	$2.01	$1.58
    The Company reported net income to common stockholders of $814 million in 2024 compared to $650 million in 2023. The $164 million increase in net income was primarily due to an after-tax increase in net investment income of $171 million mainly due to higher interest rates, a larger fixed maturity securities portfolio and investment income associated with our Argentine inflation-linked securities, an after-tax increase in underwriting income of $49 million due to growth in premium rates, an after-tax increase in foreign currency gains of $34 million mainly due to the strengthening of the U.S. dollar against other currencies in 2024, an after-tax reduction in corporate expenses of $6 million, an after-tax increase in profits from non-insurance businesses of $4 million and an after-tax increase in minority interest of $2 million, partially offset by an after-tax reduction in net investment gains of $88 million mainly due to the foreign currency losses from Argentine peso-denominated investments and reversal of prior unrealized gains on equity securities, an increase of $13 million in tax expense due to a change in the effective tax rate and an after-tax reduction in profit from insurance service businesses of $1 million. The number of weighted average diluted shares decreased 8.1 million for 2024 compared to 2023, mainly reflecting shares repurchased in 2024 and 2023.
    Premiums. Gross premiums written were $7,081 million in 2024, an increase of 11% from $6,386 million in 2023. The increase was due to a $662 million increase in the Insurance segment and a $33 million increase in the Reinsurance & Monoline

Excess segment. Approximately 81% of premiums expiring in 2024 were renewed, and 80% of premiums expiring in 2023 were renewed.
    Average renewal rates (per unit of exposure) for insurance and facultative reinsurance increased 6.9% in 2024, and increased 7.9% excluding workers' compensation.
    A summary of gross premiums written in 2024 compared with 2023 by line of business within each business segment follows:
•Insurance - gross premiums increased 12% to $6,282 million in 2024 from $5,620 million in 2023. Gross premiums increased $299 million (14%) for other liability, $262 million (19%) for short-tail lines, $112 million (17%) for auto and $1 million (less than 1%) for workers' compensation, partially offset by a reduction of $12 million (2%) for professional liability.
•Reinsurance & Monoline Excess - gross premiums increased 4% to $799 million in 2024 from $766 million in 2023. Gross premiums increased $44 million (22%) for property and $15 million (10%) for monoline excess, partially offset by a reduction of $26 million (6%) for casualty.
    Net premiums written were $5,978 million in 2024, an increase of 11% from $5,386 million in 2023. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in both 2024 and 2023.
    Premiums earned increased 11% to $5,611 million in 2024 from $5,044 million in 2023. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2024 are related to business written during both 2024 and 2023. Audit premiums were $184 million in 2024 compared with $183 million in 2023.
    Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2024 and 2023:

	Amount		Average Annualized Yield
($ in thousands)	2024	2023	2024	2023
Fixed maturity securities, including cash and cash equivalents and loans receivable	$659,384	$413,473	5.7%	4.0%
Arbitrage trading account	34,693	35,293	5.7	5.9
Equity securities	23,721	29,000	4.8	5.1
Investment funds	(3,873)	993	(0.5)	0.1
Real estate	(16,868)	(5,834)	(2.7)	(0.9)
Gross investment income	697,057	472,925	4.9	3.7
Investment expenses	(5,090)	(4,374)	—	—
Total	$691,967	$468,551	4.9%	3.6%
    Net investment income increased 48% to $692 million in 2024 from $469 million in 2023 due primarily to a $246 million increase in income from fixed maturity securities mainly driven by higher interest rates, a larger fixed maturity securities portfolio and our Argentine inflation-linked securities which is not expected to continue at this level (see below for further discussion), partially offset by an $11 million decrease in real estate, a $5 million decrease in income from investment funds, a $5 million decrease in equity securities, a $1 million decrease from arbitrage trading account and a $1 million increase in investment expenses. The Company expects investment income to benefit as it continues to invest maturing securities at the current higher rates. The Company maintained the shortened duration of its fixed maturity security portfolio, with a small increase in average duration from 2.4 to 2.5 years, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. Average invested assets, at cost (including cash and cash equivalents), were $28.2 billion in 2024 up 9.2% from $25.8 billion in 2023.
Pre-tax net investment income associated with the Argentine inflation-linked securities for the six months ended June 30, 2024 was $159 million. Such investment income increased as a result of an adjustment to the inflation rate that was made by the Argentine government in late 2023. As certain of our Argentine bonds matured and were sold in the first six months of 2024 and the inflation rate has continued to decline, we do not expect investment income relating to these securities to continue at this level. The proceeds from the Argentine inflation-linked securities that matured and were sold in the first six months of 2024 have been reinvested.

    Insurance Service Fees. The Company earns fees from an insurance distribution business (part of which was sold in June 2023), a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $53 million in 2024 and $58 million in 2023. The decrease in service fees resulted from the sale of the property and casualty insurance services division of Breckenridge IS, Inc.
    Net Realized and Unrealized (Losses) Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized losses on investments were $49 million in 2024 compared with net gains of $91 million in 2023. The losses of $49 million in 2024 reflected an increase in unrealized losses on equity securities of $41 million and net realized losses on investments of $8 million. The gains of $91 million in 2023 reflected net realized gains on investments of $26 million (primarily a pre-tax net realized gain of $88 million on the sale of the property and casualty insurance services division of Breckenridge IS, Inc., partially offset by an impairment of $51 million recognized on a real estate investment) and an increase in unrealized gains on equity securities of $65 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments decreased by $16 million ($13 million after-tax) and increased by $10 million ($8 million after-tax) in 2024 and 2023, respectively, which are both reflected in net investment gains, primarily due to a change in estimate.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $247 million in 2024 and $238 million in 2023. The increase mainly relates to aviation-related business and commercial and residential textile business, partially offset by the decrease from promotional merchandise business.
    Losses and Loss Expenses. Losses and loss expenses increased to $3,444 million in 2024 from $3,108 million in 2023. The consolidated loss ratio was 61.4% in 2024 and 61.6% in 2023. Catastrophe losses, net of reinsurance recoveries, were $120 million in 2024 and $101 million in 2023. Favorable prior year reserve development (net of premium offsets) was $2 million in 2024 and adverse prior year reserve development was $21 million in 2023. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.1 points to 59.3% in 2024 from 59.2% in 2023.
    A summary of loss ratios in 2024 compared with 2023 by business segment follows:
•Insurance - The loss ratio was 62.9% in 2024 and 62.8% in 2023. Catastrophe losses were $114 million in 2024 compared with $93 million in 2023. Adverse prior year reserve development was $6 million in 2024 and $19 million in 2023. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.1 points to 60.4% in 2024 from 60.3% in 2023.
•Reinsurance & Monoline Excess - The loss ratio was 51.3% in 2024 and 53.9% in 2023. Catastrophe losses were $6 million in 2024 compared with $8 million in 2023. Favorable prior year reserve development was $8 million in 2024 and adverse prior year reserve development was $2 million in 2023. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.9 points to 51.5% in 2024 from 52.4% in 2023.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the six months ended June 30, 2024 and 2023:

($ in thousands)	2024	2023
Policy acquisition and insurance operating expenses	$1,603,529	$1,436,510
Insurance service expenses	44,523	49,111
Net foreign currency (gains) losses	(23,295)	20,721
Other costs and expenses	136,767	142,913
Total	$1,761,524	$1,649,255

    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 12% and net premiums earned increased 11% from 2023. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) increased 0.1 points to 28.6% in 2024 from 28.5% in 2023.
    Service expenses, which represent the costs associated with the fee-based businesses, was $45 million in 2024, down from $49 million in 2023, as a result of the sale of the property and casualty insurance services division of Breckenridge IS, Inc.
    Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $23 million in 2024 compared to losses of $21 million in 2023, primarily due to the strengthening of the U.S. dollar against other currencies in 2024.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses decreased to $137 million in 2024 from $143 million in 2023, primarily due to lower new start-up operating unit expenses.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $240 million in 2024 compared to $236 million in 2023. The increase mainly relates to commercial and residential textile business, partially offset by the decrease from promotional merchandise business.
Interest Expense. Interest expense was $63 million in 2024 and $64 million in 2023.
Income Taxes. The effective income tax rate was 23.3% and 21.8% for the six months ended June 30, 2024 and 2023, respectively. The higher effective income tax rate for the six months ended June 30, 2024, as compared to the earlier period, was primarily due to the geographical mix of earnings and larger amounts being subject to tax at a rate greater than the U.S. statutory rate.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $400 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will be immaterial.
From 2023, as part of the Inflation Reduction Act of 2022, a 1% excise tax is imposed on common share repurchase activity, net of common share issuances, and is included in the cost of treasury stock acquired.

Results of Operations for the Three Months Ended June 30, 2024 and 2023
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2024 and 2023. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2024	2023
Insurance:
Gross premiums written	$3,360,850	$2,994,059
Net premiums written	2,810,448	2,505,856
Net premiums earned	2,484,569	2,215,186
Loss ratio	64.0%	63.1%
Expense ratio	28.4%	27.8%
GAAP combined ratio	92.4%	90.9%
Reinsurance & Monoline Excess:
Gross premiums written	$356,922	$342,714
Net premiums written	316,331	305,659
Net premiums earned	361,846	337,541
Loss ratio	52.8%	51.2%
Expense ratio	29.0%	30.1%
GAAP combined ratio	81.8%	81.3%
Consolidated:
Gross premiums written	$3,717,772	$3,336,773
Net premiums written	3,126,779	2,811,515
Net premiums earned	2,846,415	2,552,727
Loss ratio	62.6%	61.5%
Expense ratio	28.5%	28.1%
GAAP combined ratio	91.1%	89.6%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended June 30, 2024 and 2023:

(In thousands, except per share data)	2024	2023
Net income to common stockholders	$371,909	$356,308
Weighted average diluted shares	403,737	409,643
Net income per diluted share	$0.92	$0.87
    The Company reported net income to common stockholders of $372 million in 2024 compared to $356 million in 2023. The $16 million increase in net income was primarily due to an after-tax increase in net investment income of $97 million mainly due to higher interest rates, a larger fixed maturity securities portfolio and investment income associated with our Argentine inflation-linked securities, an after-tax increase in foreign currency gains of $16 million mainly due to the strengthening of the U.S. dollar in 2024, an after-tax increase in profits from non-insurance businesses of $3 million, an after-tax reduction in corporate expenses of $2 million and an after-tax increase in profit from insurance service businesses of $2 million, partially offset by an after-tax reduction in net investment gains of $89 million mainly due to the foreign currency losses from Argentine peso-denominated investments and reversal of prior unrealized gains on equity securities, an after-tax reduction in underwriting income of $8 million and an increase of $7 million in tax expense due to a change in the effective tax rate. The number of weighted average diluted shares decreased 5.9 million for 2024 compared to 2023, mainly reflecting shares repurchased in 2024 and 2023.
    Premiums. Gross premiums written were $3,718 million in 2024, an increase of 11% from $3,337 million in 2023. The increase was due to a $367 million increase in the Insurance segment and a $14 million increase in the Reinsurance & Monoline Excess segment. Approximately 80% of premiums expiring in 2024 and 2023 were renewed.

    Average renewal rates (per unit of exposure) for insurance and facultative reinsurance increased 7.3% in 2024, and increased 8.3% excluding workers' compensation.
    A summary of gross premiums written in 2024 compared with 2023 by line of business within each business segment follows:
•Insurance - gross premiums increased 12% to $3,361 million in 2024 from $2,994 million in 2023. Gross premiums increased $166 million (15%) for other liability, $128 million (17%) for short-tail lines, $58 million (16%) for auto, $9 million (2%) for professional liability and $6 million (2%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums increased 4% to $357 million in 2024 from $343 million in 2023. Gross premiums increased $17 million (15%) for property and $2 million (5%) for monoline excess, and decreased $5 million (2%) for casualty.
    Net premiums written were $3,127 million in 2024, an increase of 11% from $2,812 million in 2023. Ceded reinsurance premiums as a percentage of gross written premiums were both 16% in 2024 and 2023.
    Premiums earned increased 12% to $2,846 million in 2024 from $2,553 million in 2023. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2024 are related to business written during both 2024 and 2023. Audit premiums were $96 million in 2024 compared with $92 million in 2023 due to an increase in exposures.
    Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2024 and 2023:

	Amount		Average Annualized Yield
($ in thousands)	2024	2023	2024	2023
Fixed maturity securities, including cash and cash equivalents and loans receivable	$324,136	$217,830	5.5%	4.2%
Investment funds	25,476	(1,186)	6.5	(0.3)
Arbitrage trading account	16,682	17,037	5.5	5.7
Equity securities	12,386	15,254	5.0	5.4
Real estate	(3,705)	(2,123)	(1.2)	(0.6)
Gross investment income	374,975	246,812	5.3	3.8
Investment expenses	(2,846)	(1,660)	—	—
Total	$372,129	$245,152	5.2%	3.8%
    Net investment income increased 52% to $372 million in 2024 from $245 million in 2023 due primarily to an $106 million increase in income from fixed maturity securities mainly driven by higher interest rates, a larger fixed maturity securities portfolio and our Argentine inflation-linked securities which is not expected to continue at this level (see below for further discussion) and a $27 million increase in income from investment funds primarily due to transportation funds and real estate funds, partially offset by a $3 million decrease in equity securities, a $2 million decrease in real estate and a $1 million increase in investment expenses. The Company expects investment income to benefit as it continues to invest maturing securities at the current higher rates. The Company maintained the shortened duration of its fixed maturity security portfolio, with a small increase in average duration from 2.4 to 2.5 years, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. Average invested assets, at cost (including cash and cash equivalents), were $28.5 billion in 2024 and $26.0 billion in 2023.
Pre-tax net investment income associated with the Argentine inflation-linked securities for the three months ended June 30, 2024 was $63 million. Such investment income increased as a result of an adjustment to the inflation rate that was made by the Argentine government in late 2023. As certain of our Argentine bonds were sold during the three months ended June 30, 2024 and the inflation rate has continued to decline, we do not expect investment income relating to these securities to continue at this level. The proceeds from the Argentine inflation-linked securities that were sold in the second quarter of 2024 have been reinvested.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $28 million in 2024 from $25 million in 2023.

    Net Realized and Unrealized (Losses) Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized losses on investments were $60 million in 2024 compared with net gains of $69 million in 2023. The losses of $60 million in 2024 reflected an increase in unrealized losses on equity securities of $66 million, partially offset by net realized gains on investments of $6 million.The gains of $69 million in 2023 reflected net realized gains on investments of $48 million (primarily a pre-tax net realized gain of $88 million on the sale of the property and casualty insurance services division of Breckenridge IS, Inc., partially offset by an impairment of $51 million recognized on a real estate investment) and an increase in unrealized gains on equity securities of $21 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments decreased by $2 million ($1.6 million after-tax) and increased by $10 million ($8 million after-tax) in 2024 and 2023, respectively, which are both reflected in net investment gains, primarily due to a change in estimate.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $126 million in 2024 and $114 million in 2023. The increase mainly relates to aviation-related business and commercial and residential textile business, partially offset by the decrease from promotional merchandise business.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,781 million in 2024 from $1,570 million in 2023. The consolidated loss ratio was 62.6% in 2024 and 61.5% in 2023. Catastrophe losses, net of reinsurance recoveries were $90 million in 2024 and $54 million in 2023. Favorable prior year reserve development (net of premium offsets) was $1 million in 2024 and $3 million in 2023. The loss ratio excluding catastrophe losses and prior year reserve development decreased by 0.1% to 59.4% in 2024 from 59.5% in 2023.
    A summary of loss ratios in 2024 compared with 2023 by business segment follows:
•Insurance - The loss ratio was 64.0% in 2024 and 63.1% in 2023. Catastrophe losses were $87 million in 2024 compared with $48 million in 2023. Favorable prior year reserve development was $3 million in 2024 and adverse prior year development was $7 million in 2023. The loss ratio excluding catastrophe losses and prior year reserve development remained flat at 60.6% in both 2024 and 2023.
•Reinsurance & Monoline Excess - The loss ratio was 52.8% in 2024 and 51.2% in 2023. Catastrophe losses were $3 million in 2024 compared with $6 million in 2023. Adverse prior year reserve development was $2 million in 2024 and favorable prior year reserve development was $10 million in 2023. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.1 points to 51.5% in 2024 from 52.6% in 2023.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended June 30, 2024 and 2023:

($ in thousands)	2024	2023
Policy acquisition and insurance operating expenses	$811,997	$718,234
Insurance service expenses	23,084	23,931
Net foreign currency (gains) losses	(10,118)	11,226
Other costs and expenses	67,972	70,291
Total	$892,935	$823,682
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 13% and net premiums earned increased 12% from 2023. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) increased 0.4 points to 28.5% in 2024 from 28.1% in 2023 mainly due to higher commissions from business mix.

    Service expenses, which represent the costs associated with the fee-based businesses, were $23 million in 2024, down from $24 million in 2023.
    Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $10 million in 2024 compared to losses of $11 million in 2023, primarily related to the strengthening of the U.S. dollar in 2024.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses decreased to $68 million in 2024 from $70 million in 2023, primarily due to lower new start-up operating unit expenses.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $121 million in 2024 compared to $114 million in 2023. The increase mainly relates to aviation-related business and commercial and residential textile business, partially offset by the decrease from promotional merchandise business.
Interest Expense. Interest expense was $32 million in both 2024 and 2023.
Income Taxes. The effective income tax rate was 23.7% and 22.2% for the three months ended June 30, 2024 and 2023, respectively. The higher effective income tax rate for both the three months ended June 30, 2024 and 2023 was primarily due to the geographical mix of earnings and larger amounts being subject to tax at a rate greater than the U.S. statutory rate.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $400 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will be immaterial.
From 2023, as part of the Inflation Reduction Act of 2022, a 1% excise tax is imposed on common share repurchase activity, net of common share issuances, and is included in the cost of treasury stock acquired.

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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.5 years at June 30, 2024 and 2.4 years at December 31, 2023. The Company’s fixed maturity investment portfolio and investment-related assets as of June 30, 2024 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$1,822,376	6.5%
State and municipal:
Special revenue	1,508,209	5.4
State general obligation	443,673	1.6
Local general obligation	379,024	1.4
Corporate backed	161,332	0.6
Pre-refunded (1)	87,978	0.3
Total state and municipal	2,580,216	9.3
Mortgage-backed:
Agency	1,855,209	6.6
Commercial	558,051	2.0
Residential-Prime	179,841	0.6
Residential-Alt A	2,508	—
Total mortgage-backed	2,595,609	9.2
Asset-backed	4,014,446	14.3
Corporate:
Industrial	3,893,745	13.9
Financial	3,196,583	11.4
Utilities	711,967	2.5
Other	610,125	2.2
Total corporate	8,412,420	30.0
Foreign government and foreign government agencies	1,657,609	5.9
Total fixed maturity securities	21,082,676	75.2
Equity securities:
Common stocks	696,555	2.5
Preferred stocks	381,537	1.4
Total equity securities	1,078,092	3.9
Investment funds	1,589,119	5.7
Cash and cash equivalents (2)	1,411,140	5.0
Real estate	1,279,306	4.6
Arbitrage trading account	1,221,861	4.4
Loans receivable	349,325	1.2
Total investments	$28,011,519	100.0%
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
Investment Funds. At June 30, 2024, the carrying value of investment funds was $1.6 billion, including investments in financial services funds of $436 million, other funds of $376 million (which includes a deferred compensation trust asset of $41 million), transportation funds of $306 million, real estate funds of $198 million, infrastructure funds of $141 million and energy funds of $132 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At June 30, 2024, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost (net of allowance for expected credit losses), had an amortized cost of $349 million and an aggregate fair value of $349 million at June 30, 2024. The amortized cost of loans receivable is net of an allowance for expected credit losses of $2 million as of June 30, 2024. Loans receivable include real estate loans of $348 million that are secured by commercial and residential real estate located primarily in the UK and New York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2026. Loans receivable include commercial loans of $1 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.5 years at June 30, 2024 and 2.4 years at December 31, 2023.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities increased to $1,628 million in the six months ended June 30, 2024 from $1,154 million in the six months ended June 30, 2023, primarily due to increased premium receipts.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 80% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2024. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At June 30, 2024, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,838 million and a face amount of $2,862 million. The maturities of the outstanding debt are $7 million in 2024, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of June 30, 2024, there were no borrowings outstanding under the facility.
    Equity. At June 30, 2024, total common stockholders’ equity was $7.8 billion, common shares outstanding were 380,646,644 and stockholders’ equity per outstanding share was $20.42. During the six months ended June 30, 2024, the Company repurchased 4,298,510 shares of its common stock for $223.8 million. In the second quarter of 2024, the board of directors of the Company declared a regular quarterly cash dividend of $0.08 per share and a special quarterly cash dividend of $0.33 per share. In the first quarter of 2024, the board of directors of the Company declared a regular quarterly cash dividend of $0.07 per share. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $10.6 billion at June 30, 2024. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 27% at June 30, 2024 and 28% at December 31, 2023.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Set forth below is a summary of the shares repurchased by the Company during the three months ended June 30, 2024, and the number of shares remaining authorized for purchase by the Company:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 2024	1,631,967	$51.85	1,631,967	18,229,958
May 2024	1,238,660	$52.28	1,238,660	16,991,298
June 2024	1,427,883	$52.10	1,427,883	15,563,415

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

W. R. BERKLEY CORPORATION
Date:	August 2, 2024	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	August 2, 2024	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer