Form 10-Q
period 2024-09-30
BERKLEY W R CORP
filed 2024-11-04
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of October 28, 2024: 381,069,120

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
Item 6. Exhibits
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $23,003,148 and $20,915,245; allowance for expected credit losses of $6,983 and $36,751 at September 30, 2024 and December 31, 2023, respectively)	$22,663,878	$20,178,308
Investment funds	1,607,381	1,621,655
Real estate	1,297,314	1,249,874
Equity securities	1,048,126	1,090,347
Arbitrage trading account	820,928	938,049
Loans receivable (net of allowance for expected credit losses of $1,425 and $3,004 at September 30, 2024 and December 31, 2023, respectively)	389,869	201,271
Total investments	27,827,496	25,279,504
Cash and cash equivalents	1,573,238	1,363,195
Premiums and fees receivable (net of allowance for expected credit losses of $38,071 and $35,110 at September 30, 2024 and December 31, 2023, respectively)	3,414,385	3,109,334
Due from reinsurers (net of allowance for expected credit losses of $8,332 and $8,404 at September 30, 2024 and December 31, 2023, respectively)	3,478,354	3,534,527
Deferred policy acquisition costs	957,997	861,609
Prepaid reinsurance premiums	830,797	758,927
Trading account receivables from brokers and clearing organizations	410,756	303,614
Property, furniture and equipment	478,361	426,803
Goodwill	184,089	174,597
Accrued investment income	234,084	213,408
Current and deferred federal and foreign income taxes	131,209	220,756
Other assets	838,532	865,556
Total assets	$40,359,298	$37,111,830
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$20,155,310	$18,739,652
Unearned premiums	6,489,597	5,922,326
Due to reinsurers	727,074	631,164
Trading account securities sold but not yet purchased	36,093	9,357
Other liabilities	1,674,405	1,503,053
Senior notes and other debt	1,827,788	1,827,951
Subordinated debentures	1,009,629	1,009,090
Total liabilities	31,919,896	29,642,593
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 1,250,000,000 shares; issued and outstanding, net of treasury shares, 381,189,906 and 384,817,136 shares, respectively	158,705	158,705
Additional paid-in capital	973,032	964,789
Retained earnings	11,909,408	11,040,908
Accumulated other comprehensive loss	(603,144)	(925,838)
Treasury stock, at cost, 412,331,903 and 408,704,807 shares, respectively	(4,011,737)	(3,783,133)
Total stockholders’ equity	8,426,264	7,455,431
Noncontrolling interests	13,138	13,806
Total equity	8,439,402	7,469,237
Total liabilities and equity	$40,359,298	$37,111,830
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2024	2023	2024	2023
REVENUES:
Net premiums written	$3,057,276	$2,848,459	$9,035,346	$8,234,799
Change in net unearned premiums	(130,453)	(206,545)	(497,761)	(548,726)
Net premiums earned	2,926,823	2,641,914	8,537,585	7,686,073
Net investment income	323,756	270,944	1,015,723	739,494
Net investment (losses) gains:
Net realized and unrealized (losses) gains on investments	(23,362)	(40,855)	(72,165)	50,403
Change in allowance for expected credit losses on investments	15,276	(1,571)	31,347	(11,164)
Net investment (losses) gains	(8,086)	(42,426)	(40,818)	39,239
Revenues from non-insurance businesses	128,610	137,116	375,307	375,225
Insurance service fees	28,666	22,962	81,583	81,290
Other income	610	128	1,804	235
Total revenues	3,400,379	3,030,638	9,971,184	8,921,556
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,825,960	1,636,193	5,270,334	4,744,602
Other operating costs and expenses	943,365	808,669	2,704,890	2,457,925
Expenses from non-insurance businesses	124,885	133,939	364,612	370,244
Interest expense	31,720	31,888	95,156	95,580
Total operating costs and expenses	2,925,930	2,610,689	8,434,992	7,668,351
Income before income taxes	474,449	419,949	1,536,192	1,253,205
Income tax expense	(109,135)	(86,519)	(356,958)	(268,322)
Net income before noncontrolling interests	365,314	333,430	1,179,234	984,883
Noncontrolling interests	320	156	780	(863)
Net income to common stockholders	$365,634	$333,586	$1,180,014	$984,020

NET INCOME PER SHARE:
Basic	$0.92	$0.83	$2.95	$2.41
Diluted	$0.91	$0.82	$2.92	$2.39

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2024	2023	2024	2023
Net income before noncontrolling interests	$365,314	$333,430	$1,179,234	$984,883
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	49,503	(22,781)	25,160	(7,387)
Change in unrealized investment gains (losses), net of taxes	380,993	(118,365)	297,533	(50,850)
Other comprehensive income (loss)	430,496	(141,146)	322,693	(58,237)
Comprehensive income	795,810	192,284	1,501,927	926,646
Noncontrolling interests	320	156	779	(862)
Comprehensive income to common stockholders	$796,130	$192,440	$1,502,706	$925,784

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2024	2023	2024	2023
COMMON STOCK:
Beginning and end of period	$158,705	$158,705	$158,705	$158,705
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$986,892	$967,916	$964,789	$944,632
Restricted stock units issued	(26,930)	(25,226)	(30,075)	(25,228)
Restricted stock units expensed	13,070	12,709	38,318	35,995
End of period	$973,032	$955,399	$973,032	$955,399
RETAINED EARNINGS:
Beginning of period	$11,669,567	$10,624,518	$11,040,908	$10,161,005
Net income to common stockholders	365,634	333,586	1,180,014	984,020
Dividends ($0.33, $0.41, $0.81 and $0.88 per share, respectively)	(125,793)	(157,407)	(311,514)	(344,328)
End of period	$11,909,408	$10,800,697	$11,909,408	$10,800,697
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment losses:
Beginning of period	$(669,813)	$(825,391)	$(586,354)	$(892,905)
Change in unrealized gains (losses) on securities without an allowance for expected credit losses	369,827	(108,121)	293,064	(47,757)
Change in unrealized gains (losses) on securities with an allowance for expected credit losses	11,166	(10,244)	4,470	(3,094)
End of period	(288,820)	(943,756)	(288,820)	(943,756)
Currency translation adjustments:
Beginning of period	(363,827)	(356,282)	(339,484)	(371,676)
Net change in period	49,503	(22,781)	25,160	(7,387)
End of period	(314,324)	(379,063)	(314,324)	(379,063)
Total accumulated other comprehensive loss	$(603,144)	$(1,322,819)	$(603,144)	$(1,322,819)
TREASURY STOCK:
Beginning of period	$(4,007,742)	$(3,682,281)	$(3,783,133)	$(3,251,429)
Stock exercised/vested	8,164	8,469	9,488	9,461
Stock repurchased	(12,480)	(2,917)	(236,243)	(430,536)
Other	321	326	(1,849)	(3,899)
End of period	$(4,011,737)	$(3,676,403)	$(4,011,737)	$(3,676,403)
NONCONTROLLING INTERESTS:
Beginning of period	$13,269	$21,167	$13,806	$19,829
Contributions (distribution)	189	(6,681)	111	(6,361)
Net (loss) income	(320)	(156)	(780)	863
Other comprehensive income (loss), net of tax	—	—	1	(1)
End of period	$13,138	$14,330	$13,138	$14,330
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,

	2024	2023
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$1,180,014	$984,020
Adjustments to reconcile net income to net cash from operating activities:
Net investment losses (gains)	40,818	(39,239)
Depreciation and (accretion) amortization	(156,993)	3,294
Noncontrolling interests	(780)	863
Investment funds	(868)	(5,444)
Stock incentive plans	40,319	37,796
Change in:
Arbitrage trading account	36,714	(41,399)
Premiums and fees receivable	(311,827)	(340,056)
Reinsurance accounts	85,226	(194,610)
Deferred policy acquisition costs	(94,393)	(93,270)
Income taxes	16,825	49,722
Reserves for losses and loss expenses	1,402,623	1,288,975
Unearned premiums	569,416	608,300
Other	61,241	(27,790)
Net cash from operating activities	2,868,335	2,231,162
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	1,688,623	877,019
Proceeds from sale of equity securities	288,366	161,470
Distributions from investment funds	15,533	8,385
Proceeds from maturities and prepayments of fixed maturity securities	3,483,326	2,654,140
Purchase of fixed maturity securities	(7,177,379)	(5,091,866)
Purchase of equity securities	(186,382)	(63,815)
Real estate purchased	(66,813)	(15,158)
Change in loans receivable	(173,548)	12,796
Net purchases of property, furniture and equipment	(91,670)	(42,127)
Change in balances due to security brokers	122,519	8,224
Cash received in connection with business disposition	—	94,076
Other	—	320
Net cash used in investing activities	(2,097,425)	(1,396,536)
CASH USED IN FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(240)	(1,954)
Net proceeds from issuance of debt	—	1,100
Cash dividends to common stockholders	(311,514)	(186,921)
Purchase of common treasury shares	(236,243)	(430,536)
Other, net	(13,944)	(20,545)
Net cash used in financing activities	(561,941)	(638,856)
Net impact on cash due to change in foreign exchange rates	1,074	959
Net change in cash and cash equivalents	210,043	196,728
Cash and cash equivalents at beginning of period	1,363,195	1,449,346
Cash and cash equivalents at end of period	$1,573,238	$1,646,074
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
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective income tax rate differs from the federal income tax rate of 21% primarily due to the geographical mix of earnings and larger amounts being subject to tax at a rate greater than the U.S. statutory rate, which was partially offset by tax benefits related to equity-based compensation and tax-exempt investment income.

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 17,495,175 and 17,125,284 common shares held in a grantor trust as of September 30, 2024 and 2023, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023
Basic	398,338	403,787	400,302	407,484
Diluted	401,817	407,158	404,053	411,219

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

(4) Consolidated Statements of Comprehensive Income (Loss)

    The following table presents the components of the changes in accumulated other comprehensive income (loss) ("AOCI"):

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
As of and for the nine months ended September 30, 2024
Changes in AOCI
Beginning of period	$(586,354)		$(339,484)	$(925,838)
Other comprehensive income before reclassifications	218,087		25,160	243,247
Amounts reclassified from AOCI	79,446		—	79,446
Other comprehensive income	297,533		25,160	322,693
Unrealized investment gain related to noncontrolling interest	1		—	1
End of period	$(288,820)		$(314,324)	$(603,144)
Amounts reclassified from AOCI
Pre-tax	$100,565	(1)	$—	$100,565
Tax effect	(21,119)	(2)	—	(21,119)
After-tax amounts reclassified	$79,446		$—	$79,446
Other comprehensive income
Pre-tax	$370,831		$25,160	$395,991
Tax effect	(73,298)		—	(73,298)
Other comprehensive income	$297,533		$25,160	$322,693
As of and for the three months ended September 30, 2024
Changes in AOCI
Beginning of period	$(669,813)		$(363,827)	$(1,033,640)
Other comprehensive income before reclassifications	374,110		49,503	423,613
Amounts reclassified from AOCI	6,883		—	6,883
Other comprehensive income	380,993		49,503	430,496
Unrealized investment gain to noncontrolling interest	—		—	—
Ending balance	$(288,820)		$(314,324)	$(603,144)
Amounts reclassified from AOCI
Pre-tax	$8,713	(1)	$—	$8,713
Tax effect	(1,830)	(2)	—	(1,830)
After-tax amounts reclassified	$6,883		$—	$6,883
Other comprehensive income
Pre-tax	$480,768		$49,503	$530,271
Tax effect	(99,775)		—	(99,775)
Other comprehensive income	$380,993		$49,503	$430,496

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the nine months ended September 30, 2023
Changes in AOCI
Beginning of period	$(892,905)		$(371,676)	$(1,264,581)
Other comprehensive loss before reclassifications	(103,087)		(7,387)	(110,474)
Amounts reclassified from AOCI	52,237		—	52,237
Other comprehensive loss	(50,850)		(7,387)	(58,237)
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
End of period	$(943,756)		$(379,063)	$(1,322,819)
Amounts reclassified from AOCI
Pre-tax	$66,123	(1)	$—	$66,123
Tax effect	(13,886)	(2)	—	(13,886)
After-tax amounts reclassified	$52,237		$—	$52,237
Other comprehensive loss
Pre-tax	$(62,476)		$(7,387)	$(69,863)
Tax effect	11,626		—	11,626
Other comprehensive income	$(50,850)		$(7,387)	$(58,237)
As of and for the three months ended September 30, 2023
Changes in AOCI
Beginning of period	$(825,391)		$(356,282)	$(1,181,673)
Other comprehensive loss before reclassifications	(133,018)		(22,781)	(155,799)
Amounts reclassified from AOCI	14,653		—	14,653
Other comprehensive loss	(118,365)		(22,781)	(141,146)
Unrealized investment loss related to noncontrolling interest	—		—	—
Ending balance	$(943,756)		$(379,063)	$(1,322,819)
Amounts reclassified from AOCI
Pre-tax	$18,548	(1)	$—	$18,548
Tax effect	(3,895)	(2)	—	(3,895)
After-tax amounts reclassified	$14,653		$—	$14,653
Other comprehensive loss
Pre-tax	$(150,455)		$(22,781)	$(173,236)
Tax effect	32,090		—	32,090
Other comprehensive loss	$(118,365)		$(22,781)	$(141,146)
____________
(1) Net investment (losses) gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
    Interest payments were $116,462,000 and $79,336,000 for the nine months ended September 30, 2024 and 2023, respectively. Income taxes paid were $271,739,000 and $180,000,000 for the nine months ended September 30, 2024 and 2023, respectively.

(6) Investments in Fixed Maturity Securities
    At September 30, 2024 and December 31, 2023, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
September 30, 2024
Held to maturity:
State and municipal	$41,561	$(30)	$1,944	$—	$43,475	$41,531
Residential mortgage-backed	2,398	—	109	—	2,507	2,398
Total held to maturity	43,959	(30)	2,053	—	45,982	43,929
Available for sale:
U.S. government and government agency	2,083,085	—	23,974	(36,074)	2,070,985	2,070,985
State and municipal:
Special revenue	1,732,996	—	8,414	(51,652)	1,689,758	1,689,758
State general obligation	273,232	—	4,565	(7,375)	270,422	270,422
Pre-refunded	85,683	—	1,260	(90)	86,853	86,853
Corporate backed	168,276	—	1,847	(4,968)	165,155	165,155
Local general obligation	307,754	—	2,483	(6,123)	304,114	304,114
Total state and municipal	2,567,941	—	18,569	(70,208)	2,516,302	2,516,302
Mortgage-backed:
Residential	2,736,493	—	31,527	(130,929)	2,637,091	2,637,091
Commercial	600,597	(52)	3,254	(2,918)	600,881	600,881
Total mortgage-backed	3,337,090	(52)	34,781	(133,847)	3,237,972	3,237,972
Asset-backed	4,118,052	(546)	26,592	(36,777)	4,107,321	4,107,321
Corporate:
Industrial	3,980,058	—	55,042	(80,692)	3,954,408	3,954,408
Financial	3,326,838	—	54,929	(33,205)	3,348,562	3,348,562
Utilities	774,956	—	13,319	(13,877)	774,398	774,398
Other	774,274	—	4,715	(3,593)	775,396	775,396
Total corporate	8,856,126	—	128,005	(131,367)	8,852,764	8,852,764
Foreign government	1,996,895	(6,355)	23,701	(179,636)	1,834,605	1,834,605
Total available for sale	22,959,189	(6,953)	255,622	(587,909)	22,619,949	22,619,949
Total investments in fixed maturity securities	$23,003,148	$(6,983)	$257,675	$(587,909)	$22,665,931	$22,663,878
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

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the nine months ended September 30, 2024 and 2023:

(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$43	$114
Change in expected credit losses	(13)	(66)
Allowance for expected credit losses, end of period	$30	$48

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended September 30, 2024 and 2023:

(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$34	$53
Change in expected credit losses	(4)	(5)
Allowance for expected credit losses, end of period	$30	$48

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the nine months ended September 30, 2024 and 2023:

	2024						2023
(In thousands)	Foreign Government	Corporate	Mortgage-backed	Asset-backed	State and Municipal	Total	Foreign Government	Corporate	Mortgage-backed	Asset-backed	State and Municipal	Total
Balance, beginning of period	$29,603	$5,026	$158	$1,164	$757	$36,708	$32,633	$4,701	$18	$—	$—	$37,352
Change on securities for which credit losses were not previously recorded	347	—	1,701	—	—	2,048	—	942	1,766	1,444	821	4,973
Change on securities for which credit losses were previously recorded	(23,216)	(5,026)	(1,246)	(618)	(757)	(30,863)	3,538	134	316	58	—	4,046
Reduction due to disposals	(379)	—	(561)	—	—	(940)	—	(7)	—	—	—	(7)
Balance, end of period	$6,355	$—	$52	$546	$—	$6,953	$36,171	$5,770	$2,100	$1,502	$821	$46,364
During the nine months ended September 30, 2024, the Company decreased the allowance for expected credit losses for available for sale securities utilizing its credit loss assessment process and inputs used in its credit loss model, primarily due to improved pricing associated with foreign government securities and corporate securities. During the nine months ended September 30, 2023, the Company increased the allowance for expected credit losses for available for sale securities in part due to changes in economic assumptions utilized in its credit loss model, primarily affecting the financial services and real estate sectors, and an increase in unrealized loss related to the foreign government portfolio.
The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended September 30, 2024 and 2023:

	2024						2023
(In thousands)	Foreign Government	Corporate	Mortgage-backed	Asset-backed	State and Municipal	Total	Foreign Government	Corporate	Mortgage-backed	Asset-backed	State and Municipal	Total
Balance, beginning of period	$19,469	$—	$1,140	$889	$339	$21,837	$33,052	$8,867	$885	$1,444	$—	$44,248
Change on securities for which credit losses were not previously recorded	47	—	—	—	—	47	—	756	905	—	821	2,482
Change on securities for which credit losses were previously recorded	(12,782)	—	(1,088)	(343)	(339)	(14,552)	3,119	(3,853)	310	58	—	(366)
Reduction due to disposals	(379)	—	—	—	—	(379)	—	—	—	—	—	—
Balance, end of period	$6,355	$—	$52	$546	$—	$6,953	$36,171	$5,770	$2,100	$1,502	$821	$46,364
During the three months ended September 30, 2024, the Company decreased the allowance for expected credit losses for available for sale securities utilizing its credit loss assessment process and inputs used in its credit loss model, primarily due to improved pricing associated with foreign government securities.
The amortized cost and fair value of fixed maturity securities at September 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,910,941	$1,886,626
Due after one year through five years	9,907,127	9,724,883
Due after five years through ten years	4,282,838	4,283,690
Due after ten years	3,562,724	3,530,253
Mortgage-backed securities	3,339,488	3,240,479
Total	$23,003,118	$22,665,931
_______________
(1) Amortized cost is reduced by the allowance for expected credit losses of $30 thousand related to held to maturity securities.
At September 30, 2024 and December 31, 2023, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
    At September 30, 2024 and December 31, 2023, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2024
Common stocks	$604,288	$157,761	$(60,382)	$701,667	$701,667
Preferred stocks	345,265	10,921	(9,727)	346,459	346,459
Total	$949,553	$168,682	$(70,109)	$1,048,126	$1,048,126

December 31, 2023
Common stocks	$664,997	$191,806	$(18,749)	$838,054	$838,054
Preferred stocks	284,335	3,075	(35,117)	252,293	252,293
Total	$949,332	$194,881	$(53,866)	$1,090,347	$1,090,347

(8) Arbitrage Trading Account
    At September 30, 2024 and December 31, 2023, the fair and carrying values of the arbitrage trading account were $821 million and $938 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of September 30, 2024, the fair value of long option contracts outstanding was $6 million (notional amount of $340 million) and the fair value of short option contracts was $36 million (notional amount of $340 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$295,272	$239,727	$954,655	$653,200
Arbitrage trading account (1)	17,869	17,876	52,562	53,168
Equity securities	12,203	12,714	35,924	41,714
Investment funds	4,741	4,450	868	5,444
Real estate	(3,711)	(1,986)	(20,579)	(7,821)
Gross investment income	326,374	272,781	1,023,430	745,705
Investment expense	(2,618)	(1,837)	(7,707)	(6,211)
Net investment income	$323,756	$270,944	$1,015,723	$739,494
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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $248 million as of September 30, 2024.
    Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	September 30,	December 31,	For the Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Financial services	$460,264	$433,407	$(16,908)	$(15,606)
Transportation	300,937	344,278	962	37,894
Real Estate	190,318	201,625	11,471	(5,062)
Infrastructure	146,936	130,589	12,730	7,813
Energy	131,113	114,794	9,473	3,921
Other funds	377,813	396,962	(16,860)	(23,516)
Total	$1,607,381	$1,621,655	$868	$5,444
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the minority investment in Lifson Re, a Bermuda reinsurance company. Effective January 1, 2021, Lifson Re participated on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 22.5% share of placed amounts. The percentage increased from 22.5% to 30.0% effective July 1, 2022. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. For the nine months ended September 30, 2024 and 2023, the Company ceded approximately $315 million and $348 million, respectively, of written premiums to Lifson Re.
Other funds include deferred compensation trust assets of $38 million and $36 million as of September 30, 2024 and December 31, 2023, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(11) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	September 30,	December 31,
(In thousands)	2024	2023
Properties in operation	$1,069,589	$1,022,654
Properties under development	227,725	227,220
Total	$1,297,314	$1,249,874

    As of September 30, 2024, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $36,999,000 and $32,745,000 as of September 30, 2024 and December 31, 2023, respectively. Related depreciation expense was $6,401,000 and $6,667,000 for the nine months ended September 30, 2024 and 2023, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $8,884,653 in 2024, $34,771,667 in 2025, $33,308,460 in 2026, $32,567,952 in 2027, $33,133,057 in 2028, $28,606,364 in 2029 and $415,176,586 thereafter.
    A mixed-use project in Washington, D.C. had been under development in 2024 and 2023, with the completed portion reported in properties in operation as of September 30, 2024.

(12) Loans Receivable

At September 30, 2024 and December 31, 2023, loans receivable were as follows:

(In thousands)	September 30, 2024	December 31, 2023
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$387,642	$200,381
Commercial loans	2,227	890
Total	$389,869	$201,271

Fair value:
Real estate loans	$387,634	$197,354
Commercial loans	2,227	890
Total	$389,861	$198,244
The real estate loans are secured by commercial and residential real estate primarily located in the UK and New York. These loans generally earn interest at fixed or stepped interest rates and have maturities through 2028. The commercial loans are with small business owners who have secured the related financing with the assets of the business. Commercial loans primarily earn interest on a fixed basis and have varying maturities generally not exceeding 5 years.

The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the nine months ended September 30, 2024 and 2023:

	2024			2023
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$2,983	$21	$3,004	$1,100	$691	$1,791
Change in expected credit losses	(1,581)	2	(1,579)	2,302	(84)	2,218
Allowance for expected credit losses, end of period	$1,402	$23	$1,425	$3,402	$607	$4,009
During the nine months ended September 30, 2024, the Company decreased the allowance for expected credit losses due to a decrease in the weighted average life of the loan portfolio. During the nine months ended September 30, 2023, the Company increased the allowance for expected credit losses due to changes in economic assumptions utilized in its credit loss model.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended September 30, 2024 and 2023:

	2024			2023
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$1,793	$20	$1,813	$3,658	$892	$4,550
Change in expected credit losses	(391)	3	(388)	(256)	(285)	(541)
Allowance for expected credit losses, end of period	$1,402	$23	$1,425	$3,402	$607	$4,009
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

(13) Net Investment (Losses) Gains
     Net investment (losses) gains were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net investment (losses) gains:
Fixed maturity securities:
Gains	$4,799	$299	$11,448	$1,357
Losses	(3,884)	(2,700)	(11,569)	(24,470)
Equity securities (1):
Net realized gains on investment sales (2)	407	23,631	102,205	135,763
Change in unrealized (losses) gains	(1,537)	(19,059)	(42,442)	45,605
Investment funds	(101)	(3,329)	1,109	(3,417)
Real estate (3)	1,470	(24,234)	(2,704)	(68,944)
Loans receivable	—	(1,428)	—	(1,428)
Other (4)	(24,516)	(14,035)	(130,212)	(34,063)
Net realized and unrealized (losses) gains on investments in earnings before allowance for expected credit losses	(23,362)	(40,855)	(72,165)	50,403
Change in allowance for expected credit losses on investments:
Fixed maturity securities	14,888	(2,112)	29,768	(8,946)
Loans receivable	388	541	1,579	(2,218)
Change in allowance for expected credit losses on investments	15,276	(1,571)	31,347	(11,164)
Net investment (losses) gains	(8,086)	(42,426)	(40,818)	39,239
Income tax benefit (expense)	43	9,405	5,810	(8,033)
After-tax net investment (losses) gains	$(8,043)	$(33,021)	$(35,008)	$31,206

Change in unrealized investment gains (losses) on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$463,418	$(136,388)	$363,430	$(57,293)
Fixed maturity securities with allowance for expected credit losses	11,166	(10,244)	4,470	(3,094)
Investment funds	6,152	(3,217)	3,112	(818)
Other	32	(606)	(181)	(1,271)
Total change in unrealized investment gains (losses)	480,768	(150,455)	370,831	(62,476)
Income tax (expense) benefit	(99,775)	32,090	(73,298)	11,626
Noncontrolling interests	—	—	1	(1)
After-tax change in unrealized investment gains (losses) of available for sale securities	$380,993	$(118,365)	$297,534	$(50,851)
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

(14) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at September 30, 2024 and December 31, 2023 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2024
U.S. government and government agency	$142,850	$3,128	$586,823	$32,946	$729,673	$36,074
State and municipal	119,658	2,875	1,636,735	67,333	1,756,393	70,208
Mortgage-backed	237,206	925	1,162,601	132,922	1,399,807	133,847
Asset-backed	471,907	1,236	787,420	35,541	1,259,327	36,777
Corporate	308,606	4,573	3,325,568	126,794	3,634,174	131,367
Foreign government	141,247	17,405	617,409	162,231	758,656	179,636
Fixed maturity securities	$1,421,474	$30,142	$8,116,556	$557,767	$9,538,030	$587,909

December 31, 2023
U.S. government and government agency	$384,392	$6,655	$614,623	$51,014	$999,015	$57,669
State and municipal	264,273	3,013	1,680,034	119,449	1,944,307	122,462
Mortgage-backed	278,819	2,025	1,360,748	175,131	1,639,567	177,156
Asset-backed	413,511	2,070	2,176,035	71,136	2,589,546	73,206
Corporate	874,754	11,975	4,418,309	231,288	5,293,063	243,263
Foreign government	204,908	1,758	794,174	135,661	999,082	137,419
Fixed maturity securities	$2,420,657	$27,496	$11,043,923	$783,679	$13,464,580	$811,175
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2024 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	62	$146,049	$163,081
State and municipal	5	28,143	1,894
Corporate	9	20,185	568
Mortgage-backed	15	2,930	143
Total	91	$197,307	$165,686
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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2024
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$2,070,985	$—	$2,070,985	$—
State and municipal	2,516,302	—	2,516,302	—
Mortgage-backed	3,237,972	—	3,237,972	—
Asset-backed	4,107,321	—	4,107,321	—
Corporate	8,852,764	—	8,852,764	—
Foreign government	1,834,605	—	1,834,605	—
Total fixed maturity securities available for sale	22,619,949	—	22,619,949	—
Equity securities:
Common stocks	701,667	698,364	1,130	2,173
Preferred stocks	346,459	—	342,823	3,636
Total equity securities	1,048,126	698,364	343,953	5,809
Arbitrage trading account	820,928	728,783	88,397	3,748
Total	$24,489,003	$1,427,147	$23,052,299	$9,557
Liabilities:
Trading account securities sold but not yet purchased	$36,093	$36,093	$—	$—

December 31, 2023
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$1,716,731	$—	$1,716,731	$—
State and municipal	2,634,422	—	2,634,422	—
Mortgage-backed	2,266,455	—	2,266,455	—
Asset-backed	4,187,040	—	4,187,040	—
Corporate	7,654,059	—	7,654,059	—
Foreign government	1,666,229	—	1,666,229	—
Total fixed maturity securities available for sale	20,124,936	—	20,124,936	—
Equity securities:
Common stocks	838,054	835,338	1,158	1,558
Preferred stocks	252,293	—	248,598	3,695
Total equity securities	1,090,347	835,338	249,756	5,253
Arbitrage trading account	938,049	546,110	388,167	3,772
Total	$22,153,332	$1,381,448	$20,762,859	$9,025
Liabilities:
Trading account securities sold but not yet purchased	$9,357	$9,357	$—	$—

    The following tables summarize changes in Level 3 assets and liabilities for the nine months ended September 30, 2024 and for the year ended December 31, 2023:

Gains (Losses) Included In:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns / Maturities	Transfers In / (Out)	Ending Balance
Nine Months Ended September 30, 2024
Assets:
Equity securities:
Common stocks	$1,558	$743	$—	$—	$—	$(128)	$—	$—	$2,173
Preferred stocks	3,695	(2)	—	—	—	(57)	—	—	3,636
Total	5,253	741	—	—	—	(185)	—	—	5,809
Arbitrage trading account	3,772	(23)	—	—	—	(38)	—	37	3,748
Total	$9,025	$718	$—	$—	$—	$(223)	$—	$37	$9,557

Year Ended December 31, 2023
Assets:
Equity securities:
Common stocks	$2,599	$(1,041)	$—	$—	$—	$—	$—	$—	$1,558
Preferred stocks	11,299	(3)	—	(7,601)	—	—	—	—	3,695
Total	13,898	(1,044)	—	(7,601)	—	—	—	—	5,253
Arbitrage trading account	3,590	117	—	—	—	—	—	65	3,772
Total	$17,488	$(927)	$—	$(7,601)	$—	$—	$—	$65	$9,025
    For both the nine months ended September 30, 2024 and the year ended December 31, 2023, one security within the arbitrage trading account portfolio that no longer had a publicly traded price was transferred into Level 3.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	September 30,
(In thousands)	2024	2023
Net reserves at beginning of period	$15,661,820	$14,248,879
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	5,229,468	4,694,554
Increase in estimates for claims occurring in prior years (2) (3)	15,279	27,186
Loss reserve discount accretion	25,587	22,862
Total	5,270,334	4,744,602
Net payments for claims:
Current year	795,792	743,416
Prior years	3,164,720	2,915,979
Total	3,960,512	3,659,395
Foreign currency translation	19,659	(48,162)
Net reserves at end of period	16,991,301	15,285,924
Ceded reserves at end of period	3,164,009	2,987,386
Gross reserves at end of period	$20,155,310	$18,273,310
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $37 million and $35 million for the nine months ended September 30, 2024 and 2023, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $12 million and decreased by $12 million for the nine months ended September 30, 2024 and 2023, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $3 million and adverse development was $20 million for the nine months ended September 30, 2024 and 2023, respectively.
The ultimate net impact of COVID-19 on the Company’s reserves remains uncertain. As of September 30, 2024, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $382 million, of which $325 million relates to the Insurance segment and $57 million relates to the Reinsurance & Monoline Excess segment. Such $382 million of COVID-19-related losses included $379 million of reported losses and $3 million of IBNR.
During the nine months ended September 30, 2024, favorable prior year development (net of additional and return premiums) of $3 million included $5 million for the Reinsurance & Monoline Excess segment partially offset by $2 million of adverse development for the Insurance segment.
For the Insurance segment, the adverse development during the first nine months of 2024 was driven by commercial auto liability and other liability (mainly umbrella and excess liability), which was largely offset by favorable development for workers’ compensation and professional liability. The adverse commercial auto liability development was concentrated in accident years 2020 through 2023. The other liability development was mainly driven by umbrella and excess liability claims, and was focused in accident years 2017 through 2021. A significant portion of the umbrella and excess liability development related to underlying commercial auto exposures. The Company believes that commercial auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of aggressive actions by the plaintiffs’ bar such as litigation funding, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among other factors.
The favorable workers’ compensation development for the Insurance segment was mainly related to accident years 2017 through 2023, while the favorable professional liability development was mainly in accident years 2020 through 2022. For workers' compensation, favorable reported claim frequency, below expectations, continued to be the main driver of the favorable reserve development. For professional liability, reported loss experience for accident years 2020 through 2022 was better than expected, which drove the favorable reserve development. These accident years also feature business written at peak pricing levels, which the Company now believes will result in higher profitability than initially anticipated.
For the Reinsurance & Monoline Excess segment, the favorable development during the first nine months of 2024 was driven mainly by favorable development in excess workers’ compensation, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to expectations, and to favorable claim settlements spread across many prior accident years. The unfavorable development for non-proportional reinsurance was concentrated mainly in accident years 2015 through 2019 and was associated primarily with our U.S. and U.K. excess general liability reinsurance businesses, including coverage for cedants insuring construction projects.
During the nine months ended September 30, 2023, adverse prior year development (net of additional and return premiums) of $20 million included $21 million of adverse development for the Insurance segment, partially offset by $1 million of favorable development for the Reinsurance & Monoline Excess segment.
Such adverse development during the nine months ended September 30, 2023 was concentrated in the first quarter, with $24 million of adverse development (net of additional and return premiums) recorded in the first quarter, partially offset by favorable development totaling $4 million recorded during the second and third quarters. The recorded adverse development during the first quarter in both business segments was due to property catastrophe losses related to 2022 events which were still being adjusted and settled. In particular, losses related to U.S. winter storms which occurred during the month of December 2022 were a significant driver of the development, as information gathering and evaluation of many of these losses were still ongoing into the new year.
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
The favorable prior year development on casualty lines for the 2020 through 2022 accident years in the Insurance segment was concentrated in the professional liability, workers’ compensation, and general liability lines of business. Due to uncertainty regarding incurred loss frequency and severity in light of ongoing social inflation and the impacts of the COVID-19 pandemic, the Company set its initial loss ratios for the 2020 through 2022 accident years prudently, and largely maintained these estimates through the end of each respective accident year. The reported loss experience to date for these lines of business for the 2020 through 2022 accident years has been significantly better than was expected, and the Company began to react to this favorable emergence as the accident years matured beyond the age of 12 months. However, commercial auto liability experienced adverse prior year development for the 2020 through 2022 accident years, partially offsetting the favorable development discussed above, which was driven by a larger than expected number of large losses reported.
For the Reinsurance & Monoline Excess segment, the favorable development during the nine months ended September 30, 2023 was driven mainly by favorable development in excess workers’ compensation, largely offset by adverse development in property (discussed above), non-proportional reinsurance assumed liability, and commercial auto liability lines of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to our expectations, and to favorable claim settlements. The favorable development was spread across many prior accident years. The adverse development on reinsurance assumed liability was associated primarily with our U.S. assumed reinsurance business, and related to accounts reinsuring excess and umbrella business and construction projects. The adverse development was concentrated mainly in accident years 2017 through 2020. The adverse development on commercial auto liability was concentrated in the 2022 accident year and related to commercial auto program business.

(17) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$22,663,878	$22,665,931	$20,178,308	$20,181,547
Equity securities	1,048,126	1,048,126	1,090,347	1,090,347
Arbitrage trading account	820,928	820,928	938,049	938,049
Loans receivable	389,869	389,861	201,271	198,244
Cash and cash equivalents	1,573,238	1,573,238	1,363,195	1,363,195
Trading account receivables from brokers and clearing organizations	410,756	410,756	303,614	303,614
Due from broker	—	—	36,747	36,747
Liabilities:
Due to broker	85,920	85,920	—	—
Trading account securities sold but not yet purchased	36,093	36,093	9,357	9,357
Senior notes and other debt	1,827,788	1,522,430	1,827,951	1,480,076
Subordinated debentures	1,009,629	922,564	1,009,090	929,598
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

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023
Written premiums:
Direct	$3,303,682	$3,037,932	$9,723,219	$8,762,249
Assumed	329,596	315,273	990,587	977,047
Ceded	(576,002)	(504,746)	(1,678,460)	(1,504,497)
Total net premiums written	$3,057,276	$2,848,459	$9,035,346	$8,234,799

Earned premiums:
Direct	$3,141,883	$2,825,176	$9,127,399	$8,217,888
Assumed	346,780	316,134	1,012,804	913,795
Ceded	(561,840)	(499,396)	(1,602,618)	(1,445,610)
Total net premiums earned	$2,926,823	$2,641,914	$8,537,585	$7,686,073

Ceded losses and loss expenses incurred	$319,472	$320,995	$952,666	$970,267
Ceded commissions earned	$129,916	$118,207	$374,618	$354,148
    The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the nine months ended September 30, 2024 and 2023:

(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$35,110	$30,660
Change in expected credit losses	2,961	2,942
Allowance for expected credit losses, end of period	$38,071	$33,602

The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended September 30, 2024 and 2023:

(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$37,279	$32,770
Change in expected credit losses	792	832
Allowance for expected credit losses, end of period	$38,071	$33,602
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses.
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the nine months ended September 30, 2024 and 2023:

(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$8,404	$8,064
Change in expected credit losses	(72)	1,379
Allowance for expected credit losses, end of period	$8,332	$9,443
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended September 30, 2024 and 2023:

(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$10,255	$9,365
Change in expected credit losses	(1,923)	78
Allowance for expected credit losses, end of period	$8,332	$9,443

(19) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $38 million and $36 million for the nine months ended September 30, 2024 and 2023, respectively. A summary of RSUs issued in the nine months ended September 30, 2024 and 2023 follows:

($ in thousands)	Units	Fair Value
2024	1,215,623	$70,195
2023	1,638,195	$68,936

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
The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023
Leases:
Lease cost	$11,230	$10,122	$33,633	$30,448
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$12,222	$11,403	$36,818	$33,247
Right-of-use assets obtained in exchange for new lease liabilities	$3,458	$6,543	$37,007	$14,489

	As of September 30,
($ in thousands)	2024	2023
Right-of-use assets	$184,166	$155,662
Lease liabilities	$224,776	$188,141
Weighted-average remaining lease term	7.4 years	6.9 years
Weighted-average discount rate	5.53%	4.55%
Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	September 30, 2024
Contractual Maturities:
2024	$13,277
2025	46,867
2026	40,116
2027	31,122
2028	29,436
Thereafter	109,555
Total undiscounted future minimum lease payments	270,373
Less: Discount impact	45,597
Total lease liability	$224,776

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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended September 30, 2024
Insurance	$2,564,490	$253,234	$9,189	$2,826,913	$469,421	$363,026
Reinsurance & Monoline Excess	362,333	57,037	—	419,370	105,225	82,659
Corporate, other and eliminations (3)	—	13,485	148,697	162,182	(92,111)	(72,008)
Net investment losses	—	—	(8,086)	(8,086)	(8,086)	(8,043)
Total	$2,926,823	$323,756	$149,800	$3,400,379	$474,449	$365,634
Three months ended September 30, 2023
Insurance	$2,291,917	$204,030	$9,143	$2,505,090	$410,909	$326,086
Reinsurance & Monoline Excess	349,997	59,021	—	409,018	110,442	86,747
Corporate, other and eliminations (3)	—	7,893	151,063	158,956	(58,976)	(46,226)
Net investment losses	—	—	(42,426)	(42,426)	(42,426)	(33,021)
Total	$2,641,914	$270,944	$117,780	$3,030,638	$419,949	$333,586
Nine months ended September 30, 2024
Insurance	$7,447,828	$801,573	$28,202	$8,277,603	$1,437,623	$1,102,363
Reinsurance & Monoline Excess	1,089,757	168,721	—	1,258,478	357,299	282,423
Corporate, other and eliminations (3)	—	45,429	430,492	475,921	(217,912)	(169,764)
Net investment losses	—	—	(40,818)	(40,818)	(40,818)	(35,008)
Total	$8,537,585	$1,015,723	$417,876	$9,971,184	$1,536,192	$1,180,014
Nine months ended September 30, 2023
Insurance	$6,650,027	$552,917	$27,570	$7,230,514	$1,149,886	$900,434
Reinsurance & Monoline Excess	1,036,046	155,790	—	1,191,836	317,146	251,420
Corporate, other and eliminations (3)	—	30,787	429,180	459,967	(253,066)	(199,040)
Net investment gains	—	—	39,239	39,239	39,239	31,206
Total	$7,686,073	$739,494	$495,989	$8,921,556	$1,253,205	$984,020
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.

(2) Revenues for Insurance from foreign operations for the three months ended September 30, 2024 and 2023 were $350 million and $298 million, respectively, and for the nine months ended September 30, 2024 and 2023 were $1,112 million and $852 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign operations for the three months ended September 30, 2024 and 2023 were $125 million and $124 million, respectively, and for the nine months ended September 30, 2024 and 2023 were $353 million and $333 million, respectively.
(3) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Identifiable Assets

(In thousands)	September 30, 2024	December 31, 2023
Insurance	$32,687,852	$29,923,282
Reinsurance & Monoline Excess	5,842,643	5,545,249
Corporate, other and eliminations	1,828,803	1,643,299
Consolidated	$40,359,298	$37,111,830

    Net premiums earned by major line of business are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023
Insurance:
Other liability	$1,031,087	$916,394	$3,000,335	$2,660,850
Short-tail lines (1)	563,736	472,805	1,613,342	1,330,173
Auto	376,762	327,507	1,092,354	929,201
Workers' compensation	313,154	300,694	925,214	905,405
Professional liability	279,751	274,517	816,583	824,398
Total Insurance	2,564,490	2,291,917	7,447,828	6,650,027

Reinsurance & Monoline Excess:
Casualty (2)	188,284	201,795	585,208	618,855
Property (2)	108,386	87,838	308,024	239,338
Monoline excess (3)	65,663	60,364	196,525	177,853
Total Reinsurance & Monoline Excess	362,333	349,997	1,089,757	1,036,046

Total	$2,926,823	$2,641,914	$8,537,585	$7,686,073
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
    The Company’s profitability is also affected by its investment income and investment gains (losses). The Company’s invested assets are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates, as well as the credit quality and duration of the securities.
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
    Our net reserves for losses and loss expenses of approximately $17.0 billion as of September 30, 2024 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $3.3 billion, or 19.7%, of the Company’s net loss reserves as of September 30, 2024 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves, which predominantly comprise these reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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
    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	September 30, 2024	December 31, 2023
Insurance	$13,644,469	$12,430,202
Reinsurance & Monoline Excess	3,346,832	3,231,618
Net reserves for losses and loss expenses	16,991,301	15,661,820
Ceded reserves for losses and loss expenses	3,164,009	3,077,832
Gross reserves for losses and loss expenses	$20,155,310	$18,739,652

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
September 30, 2024
Other liability	$2,140,577	$5,029,680	$7,170,257
Professional liability	612,421	1,499,487	2,111,908
Workers’ compensation (1)	1,047,541	782,736	1,830,277
Auto	701,657	885,357	1,587,014
Short-tail lines (2)	394,123	550,890	945,013
Total Insurance	4,896,319	8,748,150	13,644,469
Reinsurance & Monoline Excess (1) (3)	1,670,673	1,676,159	3,346,832
Total	$6,566,992	$10,424,309	$16,991,301

December 31, 2023
Other liability	$1,912,594	$4,607,507	$6,520,101
Professional liability	527,555	1,438,102	1,965,657
Workers’ compensation (1)	1,019,445	790,944	1,810,389
Auto	645,707	700,850	1,346,557
Short-tail lines (2)	375,129	412,369	787,498
Total Insurance	4,480,430	7,949,772	12,430,202
Reinsurance & Monoline Excess (1) (3)	1,673,581	1,558,037	3,231,618
Total	$6,154,011	$9,507,809	$15,661,820
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $399 million and $390 million as of September 30, 2024 and December 31, 2023, respectively.
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

    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the nine months ended September 30, 2024 and 2023 are as follows:

(In thousands)	2024	2023
Increase in prior year loss reserves	$(15,279)	$(27,186)
Increase in prior year earned premiums	18,126	7,291
Net favorable (unfavorable) prior year development	$2,847	$(19,895)
The ultimate net impact of COVID-19 on the Company’s reserves remains uncertain. As of September 30, 2024, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $382 million, of which $325 million relates to the Insurance segment and $57 million relates to the Reinsurance & Monoline Excess segment. Such $382 million of COVID-19-related losses included $379 million of reported losses and $3 million of IBNR.
During the nine months ended September 30, 2024, favorable prior year development (net of additional and return premiums) of $3 million included $5 million for the Reinsurance & Monoline Excess segment partially offset by $2 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first nine months of 2024 was driven by commercial auto liability and other liability (mainly umbrella and excess liability), which was largely offset by favorable development for workers’ compensation and professional liability. The adverse commercial auto liability development was concentrated in accident years 2020 through 2023. The other liability development was mainly driven by umbrella and excess liability claims, and was focused in accident years 2017 through 2021. A significant portion of the umbrella and excess liability development related to underlying commercial auto exposures. The Company believes that commercial auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of aggressive actions by the plaintiffs’ bar such as litigation funding, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among other factors.
The favorable workers’ compensation development for the Insurance segment was mainly related to accident years 2017 through 2023, while the favorable professional liability development was mainly in accident years 2020 through 2022. For workers' compensation, favorable reported claim frequency, below expectations, continued to be the main driver of the favorable reserve development. For professional liability, reported loss experience for accident years 2020 through 2022 was better than expected, which drove the favorable reserve development. These accident years also feature business written at peak pricing levels, which the Company now believes will result in higher profitability than initially anticipated.
For the Reinsurance & Monoline Excess segment, the favorable development during the first nine months of 2024 was driven mainly by favorable development in excess workers’ compensation, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to expectations, and to favorable claim settlements spread across many prior accident years. The unfavorable development for non-proportional reinsurance was concentrated mainly in accident years 2015 through 2019 and was associated primarily with our U.S. and U.K. excess general liability reinsurance businesses, including coverage for cedants insuring construction projects.
During the nine months ended September 30, 2023, adverse prior year development (net of additional and return premiums) of $20 million included $21 million of adverse development for the Insurance segment, partially offset by $1 million of favorable development for the Reinsurance & Monoline Excess segment.
Such adverse development during the nine months ended September 30, 2023 was concentrated in the first quarter, with $24 million of adverse development (net of additional and return premiums) recorded in the first quarter, partially offset by favorable development totaling $4 million recorded during the second and third quarters. The recorded adverse development during the first quarter in both business segments was due to property catastrophe losses related to 2022 events which were still being adjusted and settled. In particular, losses related to U.S. winter storms which occurred during the month of December 2022 were a significant driver of the development, as information gathering and evaluation of many of these losses were still ongoing into the new year.
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
The favorable prior year development on casualty lines for the 2020 through 2022 accident years in the Insurance segment was concentrated in the professional liability, workers’ compensation, and general liability lines of business. Due to uncertainty regarding incurred loss frequency and severity in light of ongoing social inflation and the impacts of the COVID-19 pandemic, the Company set its initial loss ratios for the 2020 through 2022 accident years prudently, and largely maintained these estimates through the end of each respective accident year. The reported loss experience to date for these lines of business for the 2020 through 2022 accident years has been significantly better than was expected, and the Company began to react to this favorable emergence as the accident years matured beyond the age of 12 months. However, commercial auto liability experienced adverse prior year development for the 2020 through 2022 accident years, partially offsetting the favorable development discussed above, which was driven by a larger than expected number of large losses reported.
For the Reinsurance & Monoline Excess segment, the favorable development during the nine months ended September 30, 2023 was driven mainly by favorable development in excess workers’ compensation, largely offset by adverse development in property (discussed above), non-proportional reinsurance assumed liability, and commercial auto liability lines of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to our expectations, and to favorable claim settlements. The favorable development was spread across many prior accident years. The adverse development on reinsurance assumed liability was associated primarily with our U.S. assumed reinsurance business, and related to accounts reinsuring excess and umbrella business and construction projects. The adverse development was concentrated mainly in accident years 2017 through 2020. The adverse development on commercial auto liability was concentrated in the 2022 accident year and related to commercial auto program business.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,346 million and $1,352 million at September 30, 2024 and December 31, 2023, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $399 million and $390 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.5%.
    Substantially all of the workers’ compensation discount (97% of total discounted reserves at September 30, 2024) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at September 30, 2024), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $55 million at September 30, 2024 and $65 million at December 31, 2023. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2024 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	62	$146,049	$163,081
State and municipal	5	28,143	1,894
Corporate	9	20,185	568
Mortgage-backed	15	2,930	143
Total	91	$197,307	$165,686
    As of September 30, 2024, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $7 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $1 million and $3 million as of September 30, 2024 and December 31, 2023, respectively.
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
    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of September 30, 2024:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$22,087,241	97.6%
Syndicate manager	107,310	0.5
Directly by the Company based on:
Observable data	425,398	1.9
Total	$22,619,949	100.0%
    Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2024, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Nine Months Ended September 30, 2024 and 2023
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2024 and 2023. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2024	2023
Insurance:
Gross premiums written	$9,501,027	$8,586,193
Net premiums written	7,929,439	7,175,904
Net premiums earned	7,447,828	6,650,027
Loss ratio	63.0%	62.8%
Expense ratio	28.4%	28.2%
GAAP combined ratio	91.4%	91.0%
Reinsurance & Monoline Excess:
Gross premiums written	$1,212,779	$1,153,103
Net premiums written	1,105,907	1,058,895
Net premiums earned	1,089,757	1,036,046
Loss ratio	53.2%	54.8%
Expense ratio	29.5%	29.6%
GAAP combined ratio	82.7%	84.4%
Consolidated:
Gross premiums written	$10,713,806	$9,739,296
Net premiums written	9,035,346	8,234,799
Net premiums earned	8,537,585	7,686,073
Loss ratio	61.7%	61.7%
Expense ratio	28.6%	28.4%
GAAP combined ratio	90.3%	90.1%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the nine months ended September 30, 2024 and 2023:

(In thousands, except per share data)	2024	2023
Net income to common stockholders	$1,180,014	$984,020
Weighted average diluted shares	404,053	411,219
Net income per diluted share	$2.92	$2.39
    The Company reported net income to common stockholders of $1,180 million in 2024 compared to $984 million in 2023. The $196 million increase in net income was primarily due to an after-tax increase in net investment income of $212 million mainly due to higher interest rates, a larger fixed maturity securities portfolio and investment income associated with our Argentine inflation-linked securities, an after-tax increase in underwriting income of $54 million due to growth in premium rates, an after-tax reduction in corporate expenses of $7 million, an after-tax increase in profits from non-insurance businesses of $4 million, an after-tax increase in profit from insurance service businesses of $3 million and an after-tax increase in minority interest of $2 million, partially offset by an after-tax reduction in net investment gains of $61 million mainly due to the foreign currency losses from Argentine peso-denominated investments and reversal of prior unrealized gains on equity securities, an increase of $23 million in tax expense due to a change in the effective tax rate and an after-tax reduction in foreign currency gains of $2 million. The number of weighted average diluted shares decreased 7.2 million for 2024 compared to 2023, mainly reflecting shares repurchased in 2024 and 2023.
    Premiums. Gross premiums written were $10,714 million in 2024, an increase of 10% from $9,739 million in 2023. The increase was due to a $915 million increase in the Insurance segment and a $60 million increase in the Reinsurance &

Monoline Excess segment. Approximately 80.9% of premiums expiring in 2024 were renewed, and 80.0% of premiums expiring in 2023 were renewed.
    Average renewal rates (per unit of exposure) for insurance and facultative reinsurance increased 7.0% in 2024, and increased 8.0% excluding workers' compensation.
    A summary of gross premiums written in 2024 compared with 2023 by line of business within each business segment follows:
•Insurance - gross premiums increased 11% to $9,501 million in 2024 from $8,586 million in 2023. Gross premiums increased $399 million (12%) for other liability, $370 million (17%) for short-tail lines, $139 million (13%) for auto, $6 million (1%) for professional liability and $1 million (less than 1%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums increased 5% to $1,213 million in 2024 from $1,153 million in 2023. Gross premiums increased $61 million (20%) for property and $23 million (10%) for monoline excess, partially offset by a reduction of $24 million (4%) for casualty.
    Net premiums written were $9,035 million in 2024, an increase of 10% from $8,235 million in 2023. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2024 and 15% in 2023.
    Premiums earned increased 11% to $8,538 million in 2024 from $7,686 million in 2023. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2024 are related to business written during both 2024 and 2023. Audit premiums were $270 million in 2024 compared with $271 million in 2023.
    Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2024 and 2023:

	Amount		Average Annualized Yield
($ in thousands)	2024	2023	2024	2023
Fixed maturity securities, including cash and cash equivalents and loans receivable	$954,655	$653,200	5.4%	4.2%
Arbitrage trading account	52,562	53,168	5.8	5.9
Equity securities	35,924	41,714	4.9	5.0
Investment funds	868	5,444	0.1	0.5
Real estate	(20,579)	(7,821)	(2.2)	(0.8)
Gross investment income	1,023,430	745,705	4.8	3.8
Investment expenses	(7,707)	(6,211)	—	—
Total	$1,015,723	$739,494	4.7%	3.8%
    Net investment income increased 37% to $1,016 million in 2024 from $739 million in 2023 due primarily to a $302 million increase in income from fixed maturity securities mainly driven by higher interest rates, a larger fixed maturity securities portfolio and our Argentine inflation-linked securities which is not expected to continue at this level (see below for further discussion), partially offset by a $13 million decrease in real estate, a $6 million decrease in equity securities, a $5 million decrease in income from investment funds and a $1 million increase in investment expenses. The Company expects investment income to benefit as it continues to invest maturing securities at the current higher rates. The Company maintained the shortened duration of 2.4 years for its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. Average invested assets, at cost (including cash and cash equivalents), were $28.6 billion in 2024, up 9% from $26.1 billion in 2023.
Pre-tax net investment income associated with the Argentine inflation-linked securities for the nine months ended September 30, 2024 was $183 million. Such investment income increased as a result of an adjustment to the inflation rate that was made by the Argentine government in late 2023. As certain of our Argentine bonds matured and were sold in the first nine months of 2024 and the inflation rate has continued to decline, we do not expect investment income relating to these securities to continue at this level. The proceeds from the Argentine inflation-linked securities that matured and were sold in the first nine months of 2024 have been reinvested.

    Insurance Service Fees. The Company earns fees from an insurance distribution business (part of which was sold in June 2023), a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $82 million in 2024 and $81 million in 2023.
    Net Realized and Unrealized (Losses) Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized losses on investments were $72 million in 2024 compared with net gains of $50 million in 2023. The losses of $72 million in 2024 reflected an increase in unrealized losses on equity securities of $42 million and net realized losses on investments of $30 million. The gains of $50 million in 2023 reflected net realized gains on investments of $5 million (primarily a pre-tax net realized gain of $88 million on the sale of the property and casualty insurance services division of Breckenridge IS, Inc., partially offset by an impairment of $72 million recognized on a real estate investment) and an increase in unrealized gains on equity securities of $45 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments reflected in net investment (losses) gains, decreased by $31 million ($24 million after-tax) in 2024 due to improved pricing associated with foreign government securities and corporate securities, and increased by $11 million ($9 million after-tax) in 2023 due to a change in estimate.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $375 million in both 2024 and 2023.
    Losses and Loss Expenses. Losses and loss expenses increased to $5,270 million in 2024 from $4,745 million in 2023. The consolidated loss ratio was 61.7% in both 2024 and 2023. Catastrophe losses, net of reinsurance recoveries, were $218 million in 2024 driven by heightened frequency of severe catastrophe events with Hurricane Helene having the largest impact, along with an above-average number of severe storms, and $163 million in 2023. Favorable prior year reserve development (net of premium offsets) was $3 million in 2024 and adverse prior year reserve development was $20 million in 2023. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.2 points to 59.2% in 2024 from 59.4% in 2023.
    A summary of loss ratios in 2024 compared with 2023 by business segment follows:
•Insurance - The loss ratio was 63.0% in 2024 and 62.8% in 2023. Catastrophe losses were $191 million in 2024 compared with $139 million in 2023. Adverse prior year reserve development was $2 million in 2024 and $21 million in 2023. The loss ratio excluding catastrophe losses and prior year reserve development was 60.4% in both 2024 and 2023.
•Reinsurance & Monoline Excess - The loss ratio was 53.2% in 2024 and 54.8% in 2023. Catastrophe losses were $27 million in 2024 compared with $24 million in 2023. Favorable prior year reserve development was $5 million in 2024 and $1 million in 2023. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.4 points to 51.2% in 2024 from 52.6% in 2023.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the nine months ended September 30, 2024 and 2023:

($ in thousands)	2024	2023
Policy acquisition and insurance operating expenses	$2,438,905	$2,183,517
Insurance service expenses	66,309	70,336
Net foreign currency losses (gains)	1,324	(1,777)
Other costs and expenses	198,352	205,849
Total	$2,704,890	$2,457,925
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 12% and net premiums earned increased 11% from 2023. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) increased 0.2 points to 28.6% in 2024 from 28.4% in 2023 mainly due to investments in the business, new start-up operating units, change in business mix and reinsurance structures.
    Service expenses, which represent the costs associated with the fee-based businesses, was $66 million in 2024, down from $70 million in 2023, as a result of the sale of the property and casualty insurance services division of Breckenridge IS, Inc.
    Net foreign currency losses (gains) result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $1 million in 2024 compared with the gains of $2 million in 2023.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses decreased to $198 million in 2024 from $206 million in 2023, primarily due to lower new start-up operating unit expenses.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $365 million in 2024 compared to $370 million in 2023. The decrease mainly relates to the aviation-related business and promotional merchandise business, partially offset by the increase in the textile business.
Interest Expense. Interest expense was $95 million in 2024 and $96 million in 2023.
Income Taxes. The effective income tax rate was 23.2% and 21.4% for the nine months ended September 30, 2024 and 2023, respectively. The higher effective income tax rate for the nine months ended September 30, 2024, as compared to the earlier period, was primarily due to the geographical mix of earnings and larger amounts being subject to tax at a rate greater than the U.S. statutory rate.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $445 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will be immaterial.
Starting in 2023, as part of the Inflation Reduction Act of 2022, a 1% excise tax is imposed on common share repurchase activity, net of common share issuances, and is included in the cost of treasury stock acquired.

Results of Operations for the Three Months Ended September 30, 2024 and 2023
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2024 and 2023. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2024	2023
Insurance:
Gross premiums written	$3,219,128	$2,965,787
Net premiums written	2,673,275	2,484,626
Net premiums earned	2,564,490	2,291,917
Loss ratio	63.1%	62.8%
Expense ratio	28.4%	28.2%
GAAP combined ratio	91.5%	91.0%
Reinsurance & Monoline Excess:
Gross premiums written	$414,150	$387,418
Net premiums written	384,001	363,833
Net premiums earned	362,333	349,997
Loss ratio	57.0%	56.5%
Expense ratio	29.7%	28.8%
GAAP combined ratio	86.7%	85.3%
Consolidated:
Gross premiums written	$3,633,278	$3,353,205
Net premiums written	3,057,276	$2,848,459
Net premiums earned	2,926,823	$2,641,914
Loss ratio	62.4%	61.9%
Expense ratio	28.5%	28.3%
GAAP combined ratio	90.9%	90.2%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended September 30, 2024 and 2023:

(In thousands, except per share data)	2024	2023
Net income to common stockholders	$365,634	$333,586
Weighted average diluted shares	401,817	407,158
Net income per diluted share	$0.91	$0.82
    The Company reported net income to common stockholders of $366 million in 2024 compared to $334 million in 2023. The $32 million increase in net income was primarily due to an after-tax increase in net investment income of $41 million mainly due to higher interest rates and a larger fixed maturity securities portfolio, an after-tax reduction in net investment losses of $26 million mainly due to an impairment recognized on a real estate investment and reversal of prior unrealized gains on equity securities in 2023, an after-tax increase in underwriting income of $5 million, an after-tax increase in profit from insurance service businesses of $4 million, an after-tax reduction in corporate expenses of $1 million and an after-tax increase in profits from non-insurance businesses of $1 million, partially offset by an after-tax increase in foreign currency losses of $36 million mainly due to the U.S. dollar weakening against other major currencies in 2024 and an increase of $10 million in tax expense due to a change in the effective tax rate. The number of weighted average diluted shares decreased 5.4 million for 2024 compared to 2023, mainly reflecting shares repurchased in 2024 and 2023.
    Premiums. Gross premiums written were $3,633 million in 2024, an increase of 8% from $3,353 million in 2023. The increase was due to a $253 million increase in the Insurance segment and a $27 million increase in the Reinsurance & Monoline Excess segment. Approximately 81.1% of premiums expiring in 2024 and 80.5% of premiums expiring in 2023 were renewed.

    Average renewal rates (per unit of exposure) for insurance and facultative reinsurance increased 7.2% in 2024, and increased 8.4% excluding workers' compensation.
    A summary of gross premiums written in 2024 compared with 2023 by line of business within each business segment follows:
•Insurance - gross premiums increased 9% to $3,219 million in 2024 from $2,966 million in 2023. Gross premiums increased $108 million (15%) for short-tail lines, $100 million (9%) for other liability, $27 million (7%) for auto and $18 million (5%) for professional liability.
•Reinsurance & Monoline Excess - gross premiums increased 7% to $414 million in 2024 from $387 million in 2023. Gross premiums increased $16 million (15%) for property and $8 million (9%) for monoline excess and $3 million (1%) for casualty.
    Net premiums written were $3,057 million in 2024, an increase of 7% from $2,848 million in 2023. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2024 and 15% in 2023.
    Premiums earned increased 11% to $2,927 million in 2024 from $2,642 million in 2023. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2024 are related to business written during both 2024 and 2023. Audit premiums were $86 million in 2024 compared with $88 million in 2023 due to an increase in exposures.
    Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2024 and 2023:

	Amount		Average Annualized Yield
($ in thousands)	2024	2023	2024	2023
Fixed maturity securities, including cash and cash equivalents and loans receivable	$295,272	$239,727	4.9%	4.5%
Arbitrage trading account	17,869	17,876	6.0	5.9
Equity securities	12,203	12,714	5.1	4.7
Investment funds	4,741	4,450	1.2	1.1
Real estate	(3,711)	(1,986)	(1.2)	(0.6)
Gross investment income	326,374	272,781	4.4	4.1
Investment expenses	(2,618)	(1,837)	—	—
Total	$323,756	$270,944	4.4%	4.1%
    Net investment income increased 20% to $324 million in 2024 from $271 million in 2023 due primarily to a $56 million increase in income from fixed maturity securities mainly driven by higher interest rates and a larger fixed maturity securities portfolio (but with no material impact from our Argentine inflation-linked securities compared to the prior year quarter, unlike the first two quarters of 2024), partially offset by a $2 million decrease in real estate and a $1 million increase in investment expenses. The Company expects investment income to benefit as it continues to invest maturing securities at the current higher rates. The Company maintained the shortened duration of 2.4 years for its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. Average invested assets, at cost (including cash and cash equivalents), were $29.3 billion in 2024 and $26.7 billion in 2023.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $29 million in 2024 from $23 million in 2023 due to an acquisition in the insurance distribution business in late 2023.
    Net Realized and Unrealized (Losses) Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized losses on investments were $23 million in 2024 compared with $41 million in 2023. The losses of $23 million in 2024 reflected net realized losses on investments of $22 million and an increase in unrealized losses on equity securities of $1 million. The losses of $41 million in 2023 reflected net realized losses on investments of $22 million (primarily due to an impairment of $21 million recognized on a real estate investment) and an increase in unrealized losses on equity securities of $19 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments reflected in net investment (losses) gains, decreased by $15 million ($12 million after-tax) in 2024 due to improved pricing associated with foreign government securities, and increased by $2 million ($1 million after-tax) in 2023 due to a change in estimate.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses decreased to $129 million in 2024 from $137 million in 2023 mainly due to the aviation-related business.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,826 million in 2024 from $1,636 million in 2023. The consolidated loss ratio was 62.4% in 2024 and 61.9% in 2023. Catastrophe losses, net of reinsurance recoveries were $98 million in 2024, primarily due to four hurricanes during the quarter with Helene having the largest impact, and $62 million in 2023. Favorable prior year reserve development (net of premium offsets) was $1 million in both 2024 and 2023. The loss ratio excluding catastrophe losses and prior year reserve development decreased by 0.5 points to 59.1% in 2024 from 59.6% in 2023, due to lower attritional property losses and change in business mix.
    A summary of loss ratios in 2024 compared with 2023 by business segment follows:
•Insurance - The loss ratio was 63.1% in 2024 and 62.8% in 2023. Catastrophe losses were $77 million in 2024 compared with $46 million in 2023. Favorable prior year reserve development was $3 million in 2024 and adverse prior year development was $2 million in 2023. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.5 points to 60.2% in 2024 from 60.7% in 2023.
•Reinsurance & Monoline Excess - The loss ratio was 57.0% in 2024 and 56.5% in 2023. Catastrophe losses were $21 million in 2024 compared with $16 million in 2023. Adverse prior year reserve development was $2 million in 2024 and favorable prior year reserve development was $3 million in 2023. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.2 points to 50.7% in 2024 from 52.9% in 2023.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended September 30, 2024 and 2023:

($ in thousands)	2024	2023
Policy acquisition and insurance operating expenses	$835,376	$747,007
Insurance service expenses	21,786	21,225
Net foreign currency losses (gains)	24,619	(22,498)
Other costs and expenses	61,584	62,935
Total	$943,365	$808,669
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 12% and net premiums earned increased 11% from 2023. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) increased 0.2 points to 28.5% in 2024 from 28.3% in 2023 mainly due to investments in the business, new start-up operating units, change in business mix and reinsurance structures.
    Service expenses, which represent the costs associated with the fee-based businesses, were $22 million in 2024 and $21 million in 2023.
    Net foreign currency (losses) gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $25 million in 2024 compared with the gains of $22 million in 2023, primarily due to the U.S. dollar weakening against other major currencies in 2024.

Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses decreased to $62 million in 2024 from $63 million in 2023.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses decreased to $125 million in 2024 from $134 million in 2023 mainly due to aviation-related business.
Interest Expense. Interest expense was $32 million in both 2024 and 2023.
Income Taxes. The effective income tax rate was 23.0% and 20.6% for the three months ended September 30, 2024 and 2023, respectively. The effective income tax rate increased for the three months ended September 30, 2024, primarily due to the geographical mix of earnings and larger amounts being subject to tax at a rate greater than the U.S. statutory rate.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $445 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will be immaterial.
Starting in 2023, as part of the Inflation Reduction Act of 2022, a 1% excise tax is imposed on common share repurchase activity, net of common share issuances, and is included in the cost of treasury stock acquired.

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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.4 years at both September 30, 2024 and December 31, 2023. The Company’s fixed maturity investment portfolio and investment-related assets as of September 30, 2024 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$2,070,985	7.0%
State and municipal:
Special revenue	1,689,758	5.7
State general obligation	311,953	1.0
Local general obligation	304,114	1.0
Corporate backed	165,155	0.6
Pre-refunded (1)	86,853	0.3
Total state and municipal	2,557,833	8.6
Mortgage-backed:
Agency	2,424,228	8.2
Commercial	600,881	2.0
Residential-Prime	212,909	0.7
Residential-Alt A	2,352	—
Total mortgage-backed	3,240,370	10.9
Asset-backed	4,107,321	13.8
Corporate:
Industrial	3,954,408	13.3
Financial	3,348,562	11.3
Utilities	774,398	2.6
Other	775,396	2.6
Total corporate	8,852,764	29.8
Foreign government and foreign government agencies	1,834,605	6.2
Total fixed maturity securities	22,663,878	76.3
Equity securities:
Common stocks	701,667	2.3
Preferred stocks	346,459	1.2
Total equity securities	1,048,126	3.5
Cash and cash equivalents (2)	1,861,981	6.3
Investment funds	1,607,381	5.4
Real estate	1,297,314	4.4
Arbitrage trading account	820,928	2.8
Loans receivable	389,869	1.3
Total investments	$29,689,477	100.0%
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
Investment Funds. At September 30, 2024, the carrying value of investment funds was $1.6 billion, including investments in financial services funds of $460 million, other funds of $378 million (which includes a deferred compensation trust asset of $38 million), transportation funds of $301 million, real estate funds of $190 million, infrastructure funds of $147 million and energy funds of $131 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At September 30, 2024, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost (net of allowance for expected credit losses), had an amortized cost of $390 million and an aggregate fair value of $390 million at September 30, 2024. The amortized cost of loans receivable is net of an allowance for expected credit losses of $1 million as of September 30, 2024. Loans receivable include real estate loans of $388 million that are secured by commercial and residential real estate located primarily in the UK and New York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2028. Loans receivable include commercial loans of $2 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 5 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.4 years at both September 30, 2024 and December 31, 2023.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities increased to $2,868 million in the nine months ended September 30, 2024 from $2,231 million in the nine months ended September 30, 2023, primarily due to increased premium receipts.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 82% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2024. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At September 30, 2024, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,837 million and a face amount of $2,861 million. The maturities of the outstanding debt are $6 million in 2024, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of September 30, 2024, there were no borrowings outstanding under the facility.
    Equity. At September 30, 2024, total common stockholders’ equity was $8.4 billion, common shares outstanding were 381,189,906 and stockholders’ equity per outstanding share was $22.11. During the nine months ended September 30, 2024, the Company repurchased 4,537,130 shares of its common stock for $236 million. In the third quarter of 2024, the board of directors of the Company declared a regular quarterly cash dividend of $0.08 per share and a special quarterly cash dividend of $0.25 per share. In the second quarter of 2024, the board of directors of the Company declared a regular quarterly cash dividend of $0.08 per share and a special quarterly cash dividend of $0.33 per share. In the first quarter of 2024, the board of directors of the Company declared a regular quarterly cash dividend of $0.07 per share.The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $11.3 billion at September 30, 2024. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 25% at September 30, 2024 and 28% at December 31, 2023.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Set forth below is a summary of the shares repurchased by the Company during the three months ended September 30, 2024, and the number of shares remaining authorized for purchase by the Company:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2024	238,620	$52.30	238,620	15,324,795
August 2024	—	$—	—	15,324,795
September 2024	—	$—	—	15,324,795

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number
(10.1)	Form of 2024 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2018 Stock Incentive Plan.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	November 4, 2024	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	November 4, 2024	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer