Form 10-K
period 2024-12-31
BERKLEY W R CORP
filed 2025-02-24
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $15,700,741,833.
Number of shares of common stock, $.20 par value, outstanding as of February 13, 2025: 379,226,056
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, are incorporated herein by reference in Part III.

			Page
SAFE HARBOR STATEMENT
	PART I
ITEM	1.	BUSINESS	6
ITEM	1A.	RISK FACTORS	25
ITEM	1B.	UNRESOLVED STAFF COMMENTS	36
ITEM	1C.	CYBERSECURITY	36
ITEM	2.	PROPERTIES	37
ITEM	3.	LEGAL PROCEEDINGS	37
ITEM	4.	MINE SAFETY DISCLOSURES	38

	PART II
ITEM	5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	39
ITEM	6.	RESERVED
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	41
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	61
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	62
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	114
ITEM	9A.	CONTROLS AND PROCEDURES	114
ITEM	9B.	OTHER INFORMATION	116
ITEM	9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS	116

	PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	117
ITEM	11.	EXECUTIVE COMPENSATION	117
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	117
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	117
ITEM	14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	117

	PART IV
ITEM	15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	118
ITEM	16.	FORM 10-K SUMMARY	122
EX-19.1		INSIDER TRADING POLICY
EX-21		LIST OF COMPANIES AND SUBSIDIARIES
EX-23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-31.2		CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-32.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-101		INSTANCE DOCUMENT
EX-101		SCHEMA DOCUMENT
EX-101		CALCULATION LINKBASE DOCUMENT
EX-101		LABELS LINKBASE DOCUMENT
EX-101		PRESENTATION LINKBASE DOCUMENT
EX-101		DEFINITION LINKBASE DOCUMENT

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report including statements related to our outlook for the industry and for our performance for the year 2025 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

•the cyclical nature of the property casualty industry;
•the impact of significant competition, including new entrants to the industry;
•the long-tail and potentially volatile nature of the insurance and reinsurance business;
•product demand and pricing;
•claims development and the process of estimating reserves;
•investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy-related and private equity investments;
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
•the use of artificial intelligence technologies by us or third-parties on which we rely could expose us to technological, security, legal, and other risks;
•the risk of future pandemics, as well as continuing effects of the COVID-19 pandemic;
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
We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2025 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

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

•Reinsurance & Monoline Excess - Our Reinsurance businesses provide facultative and treaty reinsurance in the United States, the Asia Pacific region, Australia, Continental Europe, South Africa and the United Kingdom, as well as operations that solely retain risk on an excess basis and certain program management business.
    Our two reporting segments are each composed of individual businesses that serve a market defined by geography, products, services or industry served. Each of our businesses is positioned close to its customer base and participates in a niche market requiring specialized knowledge. This strategy of decentralized operations allows each of our businesses to identify and respond quickly and effectively to changing market conditions and specific customer needs, while capitalizing on the benefits of centralized capital, investment and reinsurance management, and corporate actuarial, financial, enterprise risk management and compliance support.
    Our business approach is focused on meeting the needs of our customers, maintaining a high quality balance sheet, and allocating capital to our best opportunities. New businesses are started when opportunities are identified and when the right talent and expertise are found to lead a business. Of our 58 businesses, 51 have been organized and developed internally and seven have been added through acquisition.
    Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of our reporting segments for each of the past three years were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net premiums written:
Insurance	$10,549,550	$9,560,533	$8,609,028
Reinsurance & Monoline Excess	1,422,546	1,393,934	1,395,042
Total	$11,972,096	$10,954,467	$10,004,070

Percentage of net premiums written:
Insurance	88.1%	87.3%	86.1%
Reinsurance & Monoline Excess	11.9	12.7	13.9
Total	100.0%	100.0%	100.0%
Thirty-three of our insurance company subsidiaries are rated by A.M. Best Company, Inc. ("A.M. Best") and have financial strength ratings of A+ (Superior) (the second highest rating out of 15 possible ratings). A.M. Best's ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: “A Best's Financial Strength Rating (FSR) is an independent opinion of an insurer's financial strength and ability to meet its ongoing insurance policy and contract obligations. An FSR is not assigned to specific insurance policies or contracts and does not address any other risk.” A.M. Best reviews its ratings on a periodic basis, and its ratings of the Company's subsidiaries are therefore subject to change.
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
In addition, through our non-U.S. insurance businesses, we have the capability to write business in 87 countries worldwide, with branches or offices in 40 cities outside the United States, in Asia, Australia, Canada, Continental Europe, Mexico, Scandinavia, South America and the United Kingdom. In each geographic region in which we operate, we have built decentralized structures that allow products and services to be tailored to each regional customer base. Our businesses are managed by teams of professionals with expertise in local markets and knowledge of regional environments.
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
Berkley Aspire provides excess and surplus lines coverage on a national basis to small to medium-sized insureds with low to moderate insurance risk. Its product lines include general liability, excess liability and some property and inland marine coverage. It serves a limited distribution channel, including select agents.
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
Berkley Insurance Asia underwrites specialty commercial insurance coverages to clients in North Asia and Southeast Asia through offices in Hong Kong, India, Shanghai and Singapore.
Berkley Insurance Australia underwrites general insurance business in Australia, including professional indemnity insurance for companies of all sizes.
Berkley Latinoamérica provides property, casualty, auto, surety, group life and workers' compensation products and services in Argentina, Brazil, the Caribbean, Colombia, Mexico and Uruguay.

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
Berkley Luxury Group provides both admitted and non-admitted commercial package insurance solutions for premium real estate business including high-end cooperatives and condominiums, office buildings and upscale restaurants across major metropolitan markets throughout the continental U.S. It also offers non-admitted excess property coverage for high-value properties on a shared and layered basis across the U.S.
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
Berkley Oil & Gas provides property casualty products and risk services to the United States energy sector. Its customer base includes risks that work in the oil patch, including operators, drillers, geophysical contractors, well-servicing contractors, and manufacturers/distributors of oil field products, as well as those in the renewable energy sector.
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
Berkley Risk provides at-risk and alternative risk insurance program management services for a broad range of groups and individuals including public entity pools, professional associations, and self-insured clients. As a third party administrator, it manages workers’ compensation, liability and property claims nationwide.
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

Berkley Southwest offers preferred commercial property and casualty insurance products and services to a wide range of small to medium size commercial entities with a focus on the construction, farm/ranch, retail and service industries. It operates through independent agents in Arizona, Arkansas, New Mexico, Oklahoma and Texas.
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
Berkley Surety provides a full spectrum of surety bonds for construction, environmental and commercial surety accounts in the U.S. and Canada, through an independent agency and broker platform across seven field locations.
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
Intrepid Direct provides commercial insurance coverages through a direct distribution model focused on the franchise market, with specialties including the restaurant, garage and fitness industries.
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
Preferred Employers Insurance focuses exclusively on workers' compensation products and services for businesses based in California. It serves a broad spectrum of industries throughout the state.
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

    The following table sets forth the percentage of gross premiums written by each Insurance business:

	Year Ended December 31,
	2024	2023	2022
Acadia Insurance	5.4%	5.4%	5.3%
Admiral Insurance	7.3	7.0	6.3
Berkley Accident and Health	5.9	5.4	5.2
Berkley Agribusiness	0.6	0.8	0.8
Berkley Alliance Managers	2.3	2.4	2.8
Berkley Aspire	1.3	1.2	1.0
Berkley Asset Protection	0.9	0.9	1.0
Berkley Canada	1.0	1.0	1.2
Berkley Construction Solutions	0.7	0.6	0.4
Berkley Custom Insurance	2.9	2.9	3.2
Berkley Cyber Risk Solutions	0.7	0.8	0.9
Berkley Enterprise Risk Solutions	0.2	0.1	—
Berkley Entertainment	1.6	1.7	1.9
Berkley Environmental	7.3	6.7	5.7
Berkley Financial Specialists	0.6	0.6	0.6
Berkley Fire & Marine	0.8	0.9	0.8
Berkley Healthcare	1.2	1.5	1.8
Berkley Human Services	1.4	1.3	1.1
Berkley Industrial Comp	0.8	0.7	0.7
Berkley Insurance Asia	0.7	0.8	0.8
Berkley Insurance Australia	1.4	1.6	1.7
Berkley Latinoamérica	3.3	3.2	3.0
Berkley Life Sciences	0.5	0.5	0.5
Berkley Luxury Group	0.7	0.7	0.8
Berkley Management Protection	0.3	0.2	0.1
Berkley Mid-Atlantic Group	0.7	0.9	1.0
Berkley Net Underwriters	1.9	2.0	2.3
Berkley North Pacific	0.8	0.7	0.7
Berkley Offshore Underwriting Managers	1.4	1.5	1.5
Berkley Oil & Gas	1.8	3.0	3.5
Berkley One	3.7	2.6	1.8
Berkley Product Protection	0.4	0.3	0.3
Berkley Professional Liability	2.7	3.8	5.9
Berkley Public Entity	0.6	0.7	0.7
Berkley Risk	0.3	0.3	0.3
Berkley Select	1.8	1.9	1.8
Berkley Small Business Solutions	0.3	0.2	—
Berkley Southeast	2.2	2.3	2.2
Berkley Southwest	1.1	1.3	1.5
Berkley Specialty Excess	0.6	0.2	—
Berkley Surety	1.1	1.1	1.1
Berkley Technology Underwriters	0.6	0.6	0.6
Carolina Casualty	2.0	2.2	2.1
Continental Western Group	2.8	2.6	2.4
Gemini Transportation	2.8	3.0	3.1
Intrepid Direct	1.4	1.5	1.2
Key Risk	1.9	2.1	2.2
Nautilus Insurance Group	5.2	4.8	4.8
Preferred Employers Insurance	0.9	1.0	1.3
Vela Insurance Services	2.5	2.7	2.6
Verus Specialty Insurance	1.1	1.0	0.8
W R B Europe	1.2	1.1	1.1
W/R/B Underwriting	4.1	3.9	3.7
Other	2.3	1.8	1.9
Total	100.0%	100.0%	100.0%

    The following table sets forth percentages of gross premiums written, by line, by our Insurance operations:

	Year Ended December 31,
	2024	2023	2022
Other liability	39.0%	38.7%	37.5%
Short-tail lines (1)	26.1	24.7	22.8
Auto	12.9	12.7	12.0
Professional liability	12.0	13.1	15.8
Workers' compensation	10.0	10.8	11.9
Total	100.0%	100.0%	100.0%
___________________
(1)Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler    and machinery, high net worth homeowners and other lines.
Reinsurance & Monoline Excess
We provide other insurance companies and self-insureds with assistance in managing their net risk through reinsurance on either a portfolio basis, through treaty reinsurance, or on an individual basis, through facultative reinsurance as well as certain program management businesses. Our monoline excess operations solely retain risk on an excess basis.
Businesses comprising the Reinsurance & Monoline Excess segment are as follows:
Berkley Integrated Solutions offers specialized solutions to clients through facultative reinsurance, turnkey offerings and program management through the following units: Berkley Re Solutions offers casualty facultative reinsurance products including automatic, semi-automatic and individual risk assumed to clients on a direct basis through a nationwide network of regional offices. It also provides its customers with turnkey products such as cyber, employment practices liability insurance, liquor liability insurance and violent events coverage to help enhance its clients' product offerings, along with underwriting, claims, and actuarial consultation services. Berkley Program Specialists is a program management business offering both admitted and non-admitted insurance support on a nationwide basis for commercial casualty and property program administrators with specialized insurance expertise.
Berkley Re America provides treaty and facultative reinsurance solutions on a variety of product lines through reinsurance brokers to companies whose primary operations are within the United States and Canada.
Berkley Re Asia Pacific provides property and casualty reinsurance to the Asia Pacific marketplace. With offices in Brisbane, Sydney, Beijing and Singapore, each branch focuses on excess of loss reinsurance, targeting both property and casualty treaty and facultative contracts, through multiple distribution channels.
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
Midwest Employers Casualty offers tailored excess workers' compensation insurance coverage nationwide, as well as customized captive insurance coverage to U.S. domiciled and offshore captives. It distributes its products through retail and wholesale agencies.

The following table sets forth the percentages of gross premiums written by each Reinsurance & Monoline Excess business:

	Year Ended December 31,
	2024	2023	2022
Berkley Integrated Solutions	14.1%	16.2%	22.5%
Berkley Re America	34.4	31.5	30.9
Berkley Re Asia Pacific	13.8	14.9	13.7
Berkley Re UK	9.9	10.6	11.3
Lloyd's Syndicate 2791 Participation	8.6	8.8	5.4
Midwest Employers Casualty	19.2	18.0	16.2
Total	100.0%	100.0%	100.0%

The following table sets forth the percentages of gross premiums written, by line, by our Reinsurance & Monoline Excess operations:

	Year Ended December 31,
	2024	2023	2022
Casualty	49.1%	54.1%	61.1%
Property	31.6	27.9	22.7
Monoline Excess	19.3	18.0	16.2
Total	100.0%	100.0%	100.0%

Results by Segment
Summary financial information about our segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Insurance
Revenue	$11,181,501	$9,827,866	$8,749,019
Income before income taxes	1,942,083	1,629,918	1,445,745
Reinsurance & Monoline Excess
Revenue	1,696,905	1,615,277	1,590,113
Income before income taxes	466,595	449,285	326,440
Other (1)
Revenue	760,346	699,795	827,367
Loss before income taxes	(144,185)	(324,800)	(52,504)
Total
Revenue	$13,638,752	$12,142,938	$11,166,499
Income before income taxes	$2,264,493	$1,754,403	$1,719,681
_______________________________________
(1)Represents corporate revenues and expenses, net investment gains and losses, and revenues and expenses from non-insurance businesses that are consolidated for financial reporting purposes.

The table below represents summary underwriting ratios on a GAAP basis for our segments. Loss ratio is losses and loss expenses incurred expressed as a percentage of net premiums earned. Expense ratio is policy acquisition and insurance operating expenses expressed as a percentage of net premiums earned. Policy acquisition and insurance operating expenses do not include expenses related to insurance services or unallocated corporate expenses. Combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit:

	Year Ended December 31,
	2024	2023	2022
Insurance
Loss ratio	62.8%	62.3%	61.4%
Expense ratio	28.4	28.3	27.7
Combined ratio	91.2%	90.6%	89.1%
Reinsurance & Monoline Excess
Loss ratio	54.7%	54.3%	61.0%
Expense ratio	29.4	29.4	29.2
Combined ratio	84.1%	83.7%	90.2%
Total
Loss ratio	61.8%	61.3%	61.3%
Expense ratio	28.5	28.4	28.0
Combined ratio	90.3%	89.7%	89.3%

Investments
Investment results, before income taxes, were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Average investments, at cost (1)	$28,942,819	$26,444,111	$24,438,112
Net investment income (1)	$1,333,161	$1,052,835	$779,185
Percent earned on average investments (1)	4.6%	3.9%	3.2%
Net investment gains	$117,708	$47,042	$202,397
Change in unrealized investment gains (losses) (2)	$84,474	$392,903	$(1,248,128)
_______________________________________
(1)Includes investments, cash and cash equivalents, trading accounts receivable (payable) from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.
(2)Represents the pre-tax change in unrealized investment gains (losses) for available for sale securities recognized in stockholders' equity.
For comparison, the following are the coupon returns for the Barclays U.S. Aggregate Bond Index and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2024	2023	2022
Barclays U.S. Aggregate Bond Index	3.4%	3.3%	2.7%
S&P 500® Index	1.7	2.0	1.3

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	Year Ended December 31,
	2024	2023	2022
1 year or less	7.7%	9.2%	8.7%
Over 1 year through 5 years	40.5	46.2	47.2
Over 5 years through 10 years	17.4	21.2	23.4
Over 10 years	17.6	12.2	11.2
Mortgage-backed securities	16.8	11.2	9.5
Total	100.0%	100.0%	100.0%

At each of December 31, 2024, 2023 and 2022, the fixed maturity portfolio, including cash and cash equivalents, had an effective duration of 2.6 years, 2.4 years and 2.4 years, respectively.
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

The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,358 million and $1,352 million at December 31, 2024 and 2023, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $405 million and $390 million at December 31, 2024 and 2023, respectively. At December 31, 2024, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.6%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2024) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2024), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
To date, known environmental and asbestos claims have not had a material impact on the Company’s operations, because its subsidiaries generally did not insure large industrial companies that are subject to significant environmental or asbestos exposures prior to 1986 when an absolute exclusion was incorporated into standard policy language.
The Company’s net reserves for losses and loss expenses relating to environmental and asbestos claims on policies written before adoption of the absolute exclusion was $16 million and $17 million at December 31, 2024 and 2023, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years:

(In thousands)	2024	2023	2022
Net reserves at beginning of year	$15,661,820	$14,248,879	$12,848,362
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	7,083,999	6,311,780	5,774,713
Increase in estimates for claims occurring in prior years (2)	14,350	29,681	54,511
Loss reserve discount accretion	33,246	30,681	32,526
Total	7,131,595	6,372,142	5,861,750
Net payments for claims:
Current year	1,278,585	1,217,078	1,068,577
Prior years	4,205,845	3,764,532	3,279,333
Total	5,484,430	4,981,610	4,347,910
Foreign currency translation	(142,344)	22,409	(113,323)
Net reserves at end of year	17,166,641	15,661,820	14,248,879
Ceded reserves at end of year	3,201,389	3,077,832	2,762,344
Gross reserves at end of year	$20,368,030	$18,739,652	$17,011,223

Net change in premiums and losses occurring in prior years:
Increase in estimates for claims occurring in prior years (2)	$(14,350)	$(29,681)	$(54,511)
Retrospective premium adjustments for claims occurring in prior years (3)	18,782	10,782	18,106
Net premium and reserve development on prior years	$4,432	$(18,899)	$(36,405)
____________________________________

(1)Claims occurring during the current year are net of loss reserve discounts of $49 million, $47 million and $35 million in 2024, 2023 and 2022, respectively.
(2)The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $13 million in 2024, decreased by $13 million in 2023, and increased by $16 million in 2022.
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
A reconciliation between the reserves as of December 31, 2024 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) in the Company’s U.S. regulatory filings is as follows:

(In thousands)
Net reserves reported in U.S. regulatory filings on a SAP basis	$16,328,835
Reserves for non-U.S. companies	922,868
Loss reserve discounting (1)	(92,921)
Ceded reserves	3,201,389
Allowance for expected credit losses on due from reinsurers	7,859
Gross reserves reported in the consolidated GAAP financial statements	$20,368,030
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

Regulation
U.S. Regulation
Our U.S. insurance subsidiaries are principally regulated by their domiciliary state insurance departments and are subject to varying degrees of regulation and supervision in the other U.S. jurisdictions in which they do business. As of January 1, 2025, there are six domiciliary states related to our U.S. insurance subsidiaries.
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

We are required to submit to the Delaware Department of Insurance, the lead state regulator for our group, an annual “enterprise risk management report,” which identifies the activities and circumstances of any affiliated company that might have a material adverse effect on the financial condition of our group or our U.S. licensed insurers. We must also annually submit to the Delaware Department of Insurance an Own Risk and Solvency Assessment Summary Report (“ORSA Report”), which is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. We are required to, at least annually, conduct an Own Risk and Solvency Assessment regarding the adequacy of our risk management framework and our current, and estimated projected future, solvency position. We must internally document the process and results of the assessment.

Under the National Association of Insurance Commissioners (the “NAIC”) model holding company act adopted by the states, U.S. insurance regulators are authorized to lead or participate in the group-wide supervision of internationally active insurance groups (“IAIG”). In November 2019, the International Association of Insurance Supervisors (“IAIS”), an international standard setter, adopted a global framework for the supervision of IAIGs, as discussed below under “International Regulation.” In December 2024, the IAIS adopted a risk-based, group-wide global insurance capital standard (“ICS”) applicable to IAIGs. IAIS member states, including the U.S., will now update their domestic insurance group capital requirements where necessary to fully reflect the ICS. We received notice from the Delaware Department of Insurance in 2024 that we are considered an IAIG. As an IAIG, we may be subject to international oversight coordinated by the Delaware Department of Insurance.

In the United States, the NAIC has developed a group capital calculation tool that uses a risk-based capital aggregation methodology to aggregate the available capital and the minimum capital of each entity in an insurance group regardless of their structure. The NAIC has indicated that it intends to work domestically on its approach to the group capital aggregation method with respect to U.S. implementation of the ICS. Delaware has adopted the NAIC amendments to the model holding company act and regulation that require the ultimate controlling person of an insurer subject to holding company registration to submit the group capital calculation filing annually with its lead state regulator.
Cybersecurity Regulations. New York’s cybersecurity regulation applies to financial services institutions authorized by the New York State Department of Financial Services (the “NYDFS”), including our insurance subsidiaries licensed in New York. The regulation requires these entities to assess risks associated with their information systems and establish and maintain a cybersecurity program reasonably designed to protect consumers’ private data and the confidentiality, integrity and availability of the licensee’s information systems. The NYDFS has adopted amendments to New York’s cybersecurity regulation, which require additional reporting, governance and oversight measures, and enhanced cybersecurity safeguards to be implemented. The amendments take effect in phases that began in 2023 and continue through 2025.
The NAIC has adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”) for consideration by state legislatures, which establishes standards for data security, the investigation of cybersecurity events involving the unauthorized access to, or misuse of, certain nonpublic information, and reporting to insurance commissioners. The Cybersecurity Model Law imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. The Cybersecurity Model Law, or a form thereof, has been adopted by several states, including three of our U.S. insurance subsidiaries’ domiciliary states. A drafting note in the Cybersecurity Model Law states that a licensee’s compliance with New York's cybersecurity regulation is intended to constitute compliance with the Cybersecurity Model Law, but compliance remains a state-by-state issue requiring consideration of any state differences in implementation and enforcement of the Cybersecurity Model Law.
Certain other states have enacted or are considering laws and regulations related to privacy and data security. For example, the California Consumer Privacy Act (“CCPA”), broadly regulates the collection, processing and disclosure of California residents’ personal information, imposes limits on the “sale” of personal information and grants California residents certain rights to, among other things, access and delete data about them in certain circumstances. The CCPA also established a private right of action, with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected California consumers. California subsequently enacted the California Privacy Rights Act (“CPRA”), which imposed additional limitations and obligations with respect to covered businesses’ use and sharing of certain personal data. Compliance with the CCPA/CPRA may increase the cost of providing our products and services in California. An increasing number of U.S. states have adopted, or are considering legislation similar to the CCPA. Additionally, the NAIC is developing amendments to update the Privacy of Consumer Financial and Health Information Regulation to reflect the extensive innovations in communications and technology since its adoption. The proposed amendments would expand the definition of nonpublic personal information; add consumer rights to request access, correction and deletion of nonpublic personal information; and add requirements for contracts with third-party service providers. The deadline to finalize the amendments was recently extended until December 31, 2025.
We cannot predict the impact, if any, that any current, proposed or future federal or state cybersecurity laws or regulations will have on our business, financial condition or results of operations.
Innovation and Technology. As a result of increased innovation and use of technology in the insurance sector, the NAIC and insurance regulators have been focusing on the use of “big data” technologies, such as artificial intelligence, machine learning and automated decision-making. In December 2023, the NAIC adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “AI Bulletin”). The AI Bulletin may be adopted and issued by state regulators to licensed insurers. In addition to affirming that the use of artificial intelligence must comply with existing state law, the AI Bulletin sets forth regulators’ expectations on how insurers will develop, acquire and use artificial intelligence technologies including around the use of third-party data and models. In 2024, the NAIC formed a new task force to develop and propose a regulatory framework for the oversight of insurers’ use of third-party data and predictive models, the drafting of which is expected to begin in 2025.
The NAIC and state insurance regulators are also focused on addressing unfair discrimination by insurers in the use of consumer data and technology, and certain states have passed laws or are considering action targeting unfair discrimination practices. For example, Colorado has enacted a law that prohibits insurers from using external consumer data and information sources (“ECDIS”), as well as algorithms or predictive models that use ECDIS, in a way that unfairly discriminates based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, gender identity or gender expression. The Colorado Division of Insurance adopted regulations requiring life insurers to adopt a governance and risk management framework for the use of artificial intelligence, machine learning and other technologies that utilize “external consumer data.” In December 2024, the Colorado Division of Insurance released a draft proposed amendment to bring passenger automobile and health benefit plan insurers within its scope. It is expected that Colorado will further adopt governance and testing regulations for other lines of insurance. Similarly, in July 2024, the NYDFS issued Insurance Circular Letter 7 on the Use of Artificial Intelligence and External Consumer Data and Information Sources in Insurance Underwriting and Pricing, which applies to our insurance subsidiaries licensed in New York. Circular Letter 7 sets forth fairness principles, transparency requirements, and governance and risk management responsibilities for insurers under NYDFS’ jurisdiction that develop and/or use ECDIS, artificial intelligence systems, and other predictive models in underwriting and pricing insurance policies and annuity contracts.
We cannot predict whether states will adopt the AI Bulletin or a similar regulation, or what, if any, changes to laws or regulations may be enacted with regard to “big data” or artificial intelligence technologies.
Risk-Based Capital Requirements. The NAIC utilizes a Risk-Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The NAIC RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above the calculated RBC target level as of December 31, 2024.
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
TRIPRA provides a federal backstop to all U.S. based property and casualty insurers for insurance related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions. TRIPRA is applicable to almost all commercial lines of property and casualty insurance but excludes auto, burglary and theft, surety, workers' compensation, professional liability and farm owners' multi-peril insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. TRIPRA's definition of certified acts includes domestic terrorism. Federal participation will be triggered under TRIPRA when the Secretary of Treasury certifies an act of terrorism.
Under the program, the federal government will pay 80% of an insurer's covered losses in excess of the insurer's applicable deductible. The insurer's deductible is calculated as 20% of earned premium for the prior year for covered lines of commercial property and casualty insurance. Based on our 2024 earned premiums, our aggregate deductible under TRIPRA during 2025 will be approximately $1,663 million. The federal program will not pay losses for certified acts unless such losses exceed $200 million industry-wide for any calendar year. TRIPRA limits the federal government's share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.
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
In 2023, California adopted laws establishing climate disclosure and climate-related financial risk reporting requirements that apply to companies doing business in California that meet applicable revenue thresholds. The Company may be subject to the disclosure requirements of the Climate Corporate Data Accountability Act, requiring entities with more than $1.0 billion in annual revenue to annually disclose emissions on a phased timeline.
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
Under the Dodd-Frank Act, the FIO has preemption authority over state insurance laws that conflict with the Covered Agreements as of September 1, 2022, such as state credit for reinsurance laws that result in non-U.S. reinsurers subject to the Covered Agreements being treated less favorably than U.S. reinsurers. The NAIC amended its Credit for Reinsurance Model Law to satisfy the substantive and timing requirements of the Covered Agreements, which amendments have been enacted by all states. On September 30, 2023, the FIO reported that it did not recommend taking any preemption action as a result of inconsistency between the Covered Agreements and state credit for reinsurance laws. Under the Covered Agreements, reinsurance collateral requirements no longer apply to qualifying EU and U.K. reinsurers. The amended Credit for Reinsurance Model Law also extends the zero reinsurance collateral provisions in the Covered Agreements to qualified reinsurers domiciled in U.S. jurisdictions that are accredited by the NAIC and to non-U.S. jurisdictions that have not entered into a covered agreement with the U.S. but which the NAIC has identified as “reciprocal jurisdictions” pursuant to the NAIC Qualified Jurisdiction Process.
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
Our insurance business throughout the EU and EEA is subject to “Solvency II,” an insurance regulatory regime governing, among other things, capital adequacy and risk management. Following the U.K.’s withdrawal from the EU, or Brexit, our Lloyd’s managing agency (and the U.K. branch of our Liechtenstein subsidiary) are now subject to a separate U.K. prudential regime, which derives from Solvency II but has recently begun to diverge from it. Accordingly, the U.K.’s HM Treasury revoked all U.K. insurance legislation derived from EU law (referred to as Solvency II “assimilated law”) effective December 31, 2024, and broadly reinstated it via additional rules, which will eventually be known as “Solvency U.K.” Additionally, in December 2023, the U.K. adopted legislative reforms that amended various parts of the U.K.’s prudential regime, including the risk margin, matching adjustment requirements and regulatory reporting obligations. The PRA also has amended parts of its Rulebook, to reduce the overall regulatory burden on U.K. authorized insurers and to make the U.K. market more internationally competitive. The PRA’s amendments took effect throughout 2024.
Similarly, the EU’s legislative bodies have undertaken a review of Solvency II and have adopted revisions to the current Solvency II rules. EU member states have until the end of January 2027 to implement these amendments into their respective domestic legislation.

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
The Liechtenstein financial services regulator, the FMA, is the group supervisor for our European-regulated subsidiaries. However, the Covered Agreements prohibit any EU supervisor or the PRA (as applicable) from exercising group- wide supervision at any level above the highest company organized in the country of that supervisor.
We must also comply with the EU General Data Protection Regulation (EU) 2016/879) (“GDPR”), including EEA member state legislation implementing the GDPR. The regulation’s goal is to impose increased individual rights and protections for all personal data located in or originating from the EU. The Data Protection Act 2018 and the U.K. General Data Protection Regulation, which is the retained EU law version of the GDPR by virtue of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (together, “U.K. GDPR”), regulate data protection for all individuals within the U.K. Both the GDPR and the U.K. GDPR are extraterritorial in that they apply to all businesses in the EU and the U.K. respectively, and any business outside the EU and the U.K. that offers services, or monitors the behavior of individuals, in the EU and/or U.K., and that processes the personal data of individuals in the EU and/or the U.K. Moreover, there are significant fines associated with non-compliance. In particular, we need to monitor our compliance with all relevant member states’ laws and regulations, including where permitted derogations from the GDPR and the U.K. GDPR are introduced. The introduction of the GDPR and the U.K. GDPR, and any resultant changes in EU member states’ or U.K. national laws and regulations, has increased our compliance obligations and has necessitated the review and implementation of policies and processes relating to our collection and use of data, and has required us to change our business practices regarding these matters.
In addition, we may become subject to or affected by regulatory policies adopted by the IAIS, an international standard setter consisting of supervisors and regulators from more than 200 jurisdictions. The aim of the IAIS is to develop and assist in the implementation of effective and consistent regulation of insurer solvency standards and group supervision of insurance groups in response to the increasing globalization of the insurance sector. In November 2019, the IAIS formally adopted a global framework for the supervision of IAIGs, which is referred to as the Common Framework for the Supervision of Internationally Active Insurance Groups, or “ComFrame.” ComFrame is intended to provide a framework of basic standards for IAIGs and a process for supervisors to cooperate in the supervision of IAIGs. Also in November 2019, the IAIS agreed to a version of a risk-based group-wide global insurance capital standard (“ICS”) that was intended to apply to IAIGs and ultimately form a part of ComFrame. The ICS was adopted by the IAIS in December 2024 as a group-wide prescribed capital requirement for IAIGs and integrated into the rest of ComFrame. IAIS member states will now update their domestic insurance capital requirements where necessary to fully reflect the ICS.
The IAIS has also separately concluded that an aggregation method approach to a group capital standard, which forms part of the NAIC’s group capital calculation, could provide a basis of the implementation of the ICS that would produce comparable outcomes to the ICS. In reaching this determination, the IAIS also highlighted certain areas where it will be necessary for the U.S. to undertake further work as part of implementing the aggregation method to ensure convergence with the ICS. The NAIC has indicated that it intends to work domestically on its approach to the aggregation method as the U.S. implementation of the ICS and will collaborate with the IAIS. Once finalized and implemented, the aggregation method could thereafter be used by US-headquartered IAIGs as a method of group solvency calculation. We have received notice from Delaware, our lead state insurance regulator, that we are considered an IAIG. As an IAIG, we may be subject to international oversight coordinated by the Delaware Department of Insurance.
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
Our international operations are also subject to increasing regulation governing the management of climate risk. In the United Kingdom, the PRA recognizes that climate change represents both an underwriting and investment risk, and that losses can be incurred from physical climate change-related changes and the global adjustment towards a low-carbon economy. Insurers are therefore expected to reflect the consideration of the financial risks from climate change in their governance arrangements, including allocating responsibility for managing these risks to identified senior management and committees.

Insurers must also monitor and manage the financial risk posed by climate change as part of their risk management frameworks, which would involve scenario testing over a range of time horizons and reporting to the board on identified risks. Financial risks from climate change should also form part of insurers’ public regulatory disclosures.
Similarly, the EU’s latest revisions to Solvency II contain specific regulations relating to the management of climate and environmental risks. When implemented into EU member states’ legislation, insurers must incorporate these risks into their own risk and solvency assessments and perform stress testing on the impact of long-term climate change scenarios on their business. Insurers would also need to include information on any material exposure to climate change-related risks in their public regulatory disclosures. The updated Solvency II text requires the European Insurance and Occupational Pensions Authority, the supervisory authority for the EU insurance industry, to periodically (and at least every five years) review the scope and calibration of the natural catastrophe risk module used in the standard formula for calculating insurers’ capital requirements using the latest available climate science.
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
Human Capital Resources
As of January 15, 2025, we employed 8,606 individuals. Of this number, our subsidiaries employed 8,474 individuals and the remaining individuals were employed at the parent company.
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
We are committed to fostering a unifying culture and encouraging innovation across our enterprise. Our culture encompasses the beliefs that (i) specialized knowledge and having a customer-centric focus are competitive advantages and (ii) an environment that promotes integrity, embraces the commitment to “always do right,” fosters entrepreneurship and innovation, and values making thoughtful decisions for the long-term benefit of our enterprise. While there is no one “Berkley” way, each of our businesses has its own culture that embodies a shared set of values that define our enterprise. Our structure, with 58 distinct businesses, facilitates the prompt identification of and appropriate action with respect to addressing individual business or cultural issues arising within a business, without affecting the larger enterprise. Furthermore, our businesses are overseen by senior corporate business managers and senior corporate functional managers, including actuarial, claims, compliance, enterprise risk management, finance, insurance risk management and underwriting, providing a governance oversight structure that makes it easier to identify such issues. Because our Board of Directors diligently exercises its risk management oversight through, among other activities, regular interactions with employees beyond corporate senior management, our directors have visibility into and receive timely feedback on cultural issues that may affect our business.
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
The results of companies in the property casualty insurance industry historically have been subject to significant fluctuations and uncertainties in supply and demand and pricing, causing cyclical changes in the insurance and reinsurance industry.
The demand for insurance is influenced primarily by general economic conditions, while the supply of insurance is often directly related to available capacity based on the perceived profitability of the business. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters and other catastrophic events, regulatory measures and court decisions that define and expand the extent of coverage, and the effects of economic and social inflation on the amount of claims payments due for injuries or losses. In addition, investment rates of return impact rate adequacy. These factors can have a significant impact on ultimate profitability because a property casualty insurance policy is priced before its costs are known as premiums usually are determined long before claims are reported. These factors could produce results that would have a negative impact on our results of operations and financial condition.
The uncertainty of an insurer’s ultimate loss costs, and fluctuating competitive conditions, result in alternating periods of “hard” markets (more profitable for insurers) and “soft” markets (less profitable for insurers). In recent years, improvement (or deterioration) in various lines of property casualty insurance has become less uniform in its cyclicality, with changes frequently happening at different rates, and even at times in different directions. Over the past several years, premium rates have increased for most lines of business, while they have decreased in others, most notably workers' compensation and certain professional liability lines of business.
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
Various types of investors seek to participate in the property and casualty insurance and reinsurance industries. Well-capitalized new entrants to the property and casualty insurance and reinsurance industries, or existing competitors that receive substantial infusions of capital or access to third-party capital, provide increasing competition, which may adversely impact our business and profitability. Further, an expanded supply of capital may lower costs for insurers and, as a consequence, those insurers may be able to price their products more competitively. In addition, technology companies or other third parties have created, and may in the future create technology-enabled business models, processes, platforms or alternate distribution channels that may adversely impact our competitive position in some parts of our business.
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
Recently, insurance prices have generally increased for most lines of business, excluding workers' compensation and certain professional liability lines of business. However, loss costs have also increased and the duration and magnitude of the improved pricing environment remains uncertain. Despite higher interest rates, current price levels for certain lines of business may remain below the prices required for us to achieve our long-term return objectives. We expect to continue to face strong competition in our business.
Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves.
Our gross reserves for losses and loss expenses were approximately $20.4 billion as of December 31, 2024. Our loss reserves reflect our best estimates of the cost of settling claims and related expenses with respect to insured events that have occurred.
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
As industry practices and economic, legal, judicial, social, technological and other environmental conditions change, unexpected and unintended issues related to claim and coverage frequently emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Examples of emerging claims and coverage issues include, but are not limited to:
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
Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. For example, current accident year catastrophe losses net of reinsurance recoveries were $298 million in 2024, $195 million in 2023, and $212 million in 2022. Similarly, man-made catastrophes can also have a material impact on our financial results. Depending on market conditions and other factors, we may seek to increase our writing of property casualty insurance, and, accordingly, our exposure to catastrophic events would be increased.
Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, tsunamis, hailstorms, explosions, severe winter weather and wildfires, pandemics, as well as terrorist and other man-made activities, including drilling, mining and other industrial accidents, the bankruptcy of a major company, war or other military actions, social unrest, cyber events or terrorist activities. The incidence and severity of catastrophes are inherently unpredictable, and longer-term natural catastrophe trends may be changing due to climate change causing increased variability and unpredictability. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Some catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and other disasters may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe storms. Seasonal weather variations or the impact of climate change may affect the severity and frequency of our losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our results of operations and financial condition.

New or emerging pandemics, whether related to COVID-19 or otherwise, may materially and adversely affect our results of operations, financial position and liquidity in the future.

The COVID-19 pandemic, including the related impact on the U.S. and global economies, materially and adversely affected our results of operations. New or emerging pandemics, whether related to COVID-19 or otherwise, may materially and adversely affect our results of operations, financial position and liquidity, including the following:

•Legislative and regulatory initiatives in response to pandemics may adversely affect us by, for example, retroactively mandating coverage for losses that our policies were not intended to cover.

•Although the Company has estimated the potential COVID-19 impact to its contingency and event cancellation, workers’ compensation, and other lines of business under a number of possible scenarios, there remains uncertainty around COVID-19's ultimate impact on the Company and its related reserves.

•Claims and coverage issues may emerge that extend coverage beyond our underwriting intent or increase the number and/or size of claims.

•Our reinsurers may refuse to pay reinsurance recoverables due to uncertainty regarding reinsurance coverage for losses related to COVID-19 or any future pandemics. For example, as described in "Item 3. Legal Proceedings," in December 2023, one of our subsidiaries filed a lawsuit against certain reinsurers to recover in excess of $90 million in respect of certain losses under certain event cancellation insurance policies. In addition, we may be unable to renew our reinsurance coverages or obtain other appropriate reinsurance covers with respect to pandemic-related exposures.

•Reduced economic activity relating to potential pandemics is likely to decrease demand for our insurance products.

•Disruptions in global financial markets due to future pandemics could cause us to incur investment losses.

•Our operations could be disrupted if our senior management or a significant percentage of our workforce or of our agents, brokers, suppliers or other service providers are unable to continue to work because of illness, government directives or otherwise.

Changing climate conditions may alter the frequency and increase the severity of catastrophic events and thereby adversely affect our financial condition and results.
In recent years, changing weather patterns and climatic conditions, such as global warming, appear to have contributed to the unpredictability, frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. There is a scientific consensus that global warming and other climate change are altering the frequency, severity and peril characteristics of catastrophic weather events, such as hurricanes, windstorms, floods, wildfires and other natural disasters. Such changes make it more difficult for us to predict and model catastrophic events, reducing our ability to accurately price our exposure to such events and mitigate our risks. Any increase in the frequency or severity of natural disasters may adversely affect our financial condition and results.
We, as a primary insurer, may have significant exposure for terrorist acts.
To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”), for up to 80% of our covered losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2024 earned premiums, our aggregate deductible under TRIPRA during 2025 is approximately $1,663 million. In addition, the coverage provided under TRIPRA does not apply to reinsurance that we write. To the extent that our reinsurers have excluded coverage for certain terrorist acts or have priced this coverage at rates that make purchasing such coverage economically infeasible, we may not have reinsurance protection and could be exposed to potential losses as a result of any acts of terrorism.
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
•privacy, data protection, cybersecurity and artificial intelligence;
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
State regulation is the primary form of regulation of insurance and reinsurance in the United States, although Congress has considered various proposals regarding federal regulation of insurance, in addition to the changes brought about by the Dodd-Frank Act, such as proposals for the creation of an optional federal charter for insurance companies. We may be subject to potentially increased federal oversight as a financial institution. In addition, the new U.S. administration and the volatile political environment increases the chance of other federal legislative and regulatory changes that could affect us in ways we cannot predict.
With respect to international measures, Solvency II, the EU regime concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers may affect our insurance businesses. As described in “International Regulation” above, the EU has recently amended certain provisions in Solvency II, which EU member states will implement in their domestic regulation over the next two years. In addition, despite the waiver of the Solvency II group capital requirements we received, any changes in the application of Solvency II (or any further amendments to Solvency II itself) may have the effect of increasing the capital requirements of our EU domiciled insurers. Additionally, our capital requirements and compliance requirements may be adversely affected if the European Commission does not deem the insurance regulatory regimes of the jurisdictions outside the EU in which we have insurance or reinsurance companies domiciled to be “equivalent” to Solvency II.
Similar considerations apply to our U.K. subsidiaries, which are now subject to a separate U.K. prudential regime that derives from Solvency II. However, the two regimes, and their respective requirements, have begun to diverge due to both the EU’s recent amendments to Solvency II described above and the reforms to the U.K.’s domestic prudential regime (please see “International Regulation” above for more information). We therefore may be required to utilize additional resources to ensure compliance with the different rules in each regime.
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
Our U.K. business could be specifically adversely impacted by trade barriers between the EU and the U.K. following Brexit, which has reduced the level of trade between the two markets and the U.K.’s overall trade exports, thereby negatively affecting the attractiveness of the U.K. market.
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
We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. This failure to pay or failure to pay on a timely basis may be due to factors such as whether reinsurers, their affiliates or certain indemnitors have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2024, the amount due from our reinsurers was approximately $3,558 million, including amounts due from state funds and industry pools where it was intended that we would bear no risk. Certain of these amounts are secured by letters of credit or by funds held in trust on our behalf.
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
Our business is highly dependent upon our employees' ability to perform necessary business functions in an efficient and uninterrupted fashion. A shutdown of, or inability to access, one or more of our facilities, a power outage or a failure of one or more of our information technology, telecommunications or other computer systems could significantly impair our employees' ability to perform such functions on a timely basis. In the event of a disaster such as a natural catastrophe, terrorist attack or industrial accident, physical or electronic security breaches, such as breaches by computer hackers, the infection of our systems by a malicious computer virus, denial of service attack, or other cybersecurity incident, our systems could be inaccessible for an extended period of time. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems and infrastructure beyond our control, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system or infrastructure fails or experiences an interruption. If our business continuity plans or system security does not sufficiently address such a business interruption, system failure or service denial, our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions could be significantly impaired and our business could be harmed.
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
We have in the past experienced cybersecurity incidents affecting our information technology systems as well as the information technology systems of our vendors and other third parties, but, to our knowledge, we have not experienced any material cybersecurity breaches. We expect cybersecurity threats to continue to occur in the future and we are constantly managing efforts to infiltrate and compromise our systems and data. Our electronic transmission of personal, confidential and proprietary information to third parties with whom we have business relationships and our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security. While we have implemented secure data transmission capabilities with these third-party vendors and others with whom we do business, such capabilities may not function as intended and our vendors and third parties could still suffer data breaches that could result in the exposure of sensitive data and the infiltration of our computer systems. Our failure to effectively protect sensitive personal and/or proprietary information, whether owing to breaches of our own systems or those of our vendors and other third parties, could result in significant monetary and reputational damages, material adverse effects to our financial condition, costly litigation, or other regulatory enforcement actions. These increased risks, and expanding regulatory requirements regarding data security, including required compliance with applicable privacy and data protection laws (e.g., the GDPR, CCPA, and other state-specific privacy statutes and regulations), could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. As a result, our ability to conduct our business could be materially and adversely affected.
Use of artificial intelligence technologies by us or third-parties on which we rely could expose us to technological, security, legal, and other risks.
Products or services offered that develop or adopt artificial intelligence (“AI”) technologies, including generative AI and machine learning, offer potential benefits (e.g., with respect to efficiency) but likewise may raise technological, security, legal and other risks and challenges that may adversely affect our operations, business, or reputation. Such risks include the misuse, inadvertent or otherwise, of personal data or other sensitive, confidential or proprietary information; flaws in our models or training datasets resulting in biased, inaccurate or unanticipated outcomes; ethical considerations regarding the use and deployment of AI technologies; potential infringement of third-party intellectual property rights or the dilution of our intellectual property; and our ability to implement appropriate governance controls to ensure the ongoing, safe deployment of AI systems. AI technologies may be misused, and that risk is increased by the relative newness of the technology, the speed at which it is being adopted, and ongoing uncertainty with respect to the laws, regulations, and standards governing its development and deployment federally, across states, and internationally. Such misuse, and a realization of the previously mentioned risks, could negatively impact our reputation, financial condition and results of operations, the demand for our products and services, otherwise cause competitive harm, and/or draw adverse legal and regulatory scrutiny. Moreover, because some AI technologies are relatively new, such as generative AI, many of the potential risks regarding their use are currently unknown.
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
Scrutiny of our social responsibility and the efforts we take to implement related measures, or the failure to take such measures, may adversely impact our business.
There continues to be scrutiny from regulators and investors of the measures companies take to be socially responsible. Although we have made efforts to be responsible in this manner, for example through our commitment to fostering a unifying culture and encouraging innovation across our operating units, these types of pressures may nonetheless present challenges and have an adverse impact on our business. In addition, we may be subject to negative publicity based on a failure or perceived failure to achieve various social responsibility initiatives and goals relating to diversity, equity and inclusion, and commitment to long-term sustainability we may announce from time to time, or based on an actual or perceived increase in related risks as a result of our or our industry’s business activities.
Risks Relating to Our Investments
A significant amount of our assets is invested in fixed maturity securities and is subject to market fluctuations.
Our investment portfolio consists substantially of fixed maturity securities. As of December 31, 2024, our investment in fixed maturity securities was approximately $22.4 billion, or 75.0% of our total investment portfolio including cash and cash equivalents. As of that date, our portfolio of fixed maturity securities consisted of the following types of securities: U.S. Government securities (10.0%); state and municipal securities (10.5%); corporate securities (37.6%); asset-backed securities (17.3%); mortgage-backed securities (16.8%) and foreign government (7.8%).
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
The value of investments in fixed maturity securities is subject to impairment as a result of deterioration in the credit worthiness of the issuer, default by the issuer (including states and municipalities) in the performance of its obligations in respect of the securities and/or increases in market interest rates. To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk in an economic downturn or recession. During periods of market disruption, it may be difficult to value certain of our securities, particularly if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the then current financial environment. In such cases, the valuation of a greater number of our securities may require additional subjectivity and management judgment.
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
We invest a portion of our investment portfolio in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. At December 31, 2024, our investment in these assets was approximately $5.5 billion, or 18.4%, of our investment portfolio, including cash and cash equivalents.
Merger and arbitrage trading securities were $1.1 billion, or 3.8% of our investment portfolio, including cash and cash equivalents at December 31, 2024. Merger arbitrage involves investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks.
Real estate related investments, including directly owned, investment funds and loans receivable, were $1.9 billion, or 6.3% of our investment portfolio, including cash and cash equivalents, at December 31, 2024. We also invest in real estate, financial services, energy, transportation and other investment funds. The values of these investments are subject to fluctuation based on changes in the economy and interest rates in general and the related asset valuations in particular. In addition, our investments in real estate related assets and other alternative investments are less liquid than our other investments.
These investments are subject to significant volatility as a result of the conditions in the financial and commodity markets and the global economy.
Risks Relating to Limitations on Dividends from Subsidiaries and Anti-Takeover Provisions
We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts.
As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, paying dividends to stockholders and repurchasing our shares and paying corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and competitive pressures on maintaining financial strength ratings and will depend on the surplus and future earnings of these subsidiaries. During 2025, the maximum amount of dividends that can be paid without regulatory approval is approximately $1.6 billion. Future regulatory actions could further restrict our insurance subsidiaries’ ability to pay us dividends. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations, pay dividends or repurchase shares.
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

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
The Company has a documented information security program (the "Program"), which is integrated into its overall risk management processes, to identify, assess, monitor and manage potential cybersecurity threats and incidents. The Program is designed to protect the confidentiality, integrity and availability of our information systems and assets that store, process, or transmit information. The Program is modeled on the global standard for risk assessment, International Organization for Standardization 27001, and is guided by the six domains of cybersecurity established by the National Institute of Standards and Technology Cybersecurity Framework (i.e., govern, identify, protect, detect, respond, and recovery). The Program seeks to adhere to applicable U.S. and international laws and regulations, including New York State’s cybersecurity regulation applicable to financial services institutions authorized by the New York State Department of Financial Services.
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
The Company engages third party consultants with respect to cybersecurity, including to conduct vulnerability assessments and penetration testing of its information technology systems. The Company has established a regular vendor risk management process to evaluate and address potential risks associated with the use of such third parties.
The Company has not identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition, for the period covered by this annual report. For a discussion regarding risks associated with cybersecurity threats, see “Risk Factors – Risks Relating to Our Business – If our information technology, telecommunications or other computer systems become unavailable or unreliable, our ability to conduct our business could be negatively or severely impacted” and “Failure to maintain the security of information technology systems and confidential data may expose us to liability”; and “Use of artificial intelligence technologies, by us or third-parties on whom we rely, could expose us to technological, security, legal, and other risks.”
Board Oversight, Governance and Risk Management
The entire Board of Directors has oversight of risks from cybersecurity threats and receives periodic updates on such risks from the Company’s management, including from the Company’s President and CEO and its Senior Vice President - Chief Information Security Officer (CISO).
Our CISO, who has over 25 years of information security experience and is licensed as a Certified Information Systems Security Professional, is principally responsible for assessing and managing all aspects of the Program, including the Company’s Regional Information Security Officers (RISOs), third-party consultants, development of industry trends and control testing and tracking by risk level. Our CISO meets periodically with senior executives, including the Company’s President and CEO, to discuss the Company’s cybersecurity strategy, and its monitoring, prevention, detection, mitigation, and remediation of cybersecurity risks. Regular reporting on the Program is also provided to the Company’s Enterprise Risk Management Committee, which is comprised of the President and CEO, Senior Vice President – Enterprise Risk Management, Executive Vice President – Investments, Executive Vice President – Chief Financial Officer, and Executive Vice President – Secretary. Collectively, the CISO and RISOs, along with their teams, in collaboration with the technology and business owners, implement the Program. Legal, Compliance, and Internal Audit functions also assess the Program’s adherence to regulatory requirements and internal controls.
In the event of a potentially material cybersecurity incident, the Company’s incident response plans establish escalation protocols for relevant IT leaders and functional leaders within Legal, Compliance and Internal Audit to engage management as appropriate.

ITEM 2. PROPERTIES

W. R. Berkley Corporation and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2024, the Company had aggregate office space of 4,177,891 square feet, of which 1,051,681 were owned and 3,126,210 were leased.
Rental expense for the Company's operations was approximately $45,718,000, $44,256,000 and $43,383,000 for 2024, 2023 and 2022, respectively. Future minimum lease payments, without provision for sublease income, are $48,822,000 in 2025, $41,861,000 in 2026 and $172,679,000 thereafter.

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
In 2024, the Board declared regular quarterly cash dividends of $0.07 per share in the first quarter and $0.08 per share in each of the remaining three quarters, as well as special dividends of $0.33 per share, $0.25 per share and $0.50 per share in the second, third, and fourth quarters, for a total of $532 million in aggregate dividends in 2024.
The approximate number of record holders of the common stock on February 13, 2025 was 327.

The chart below shows a comparison of 5 year cumulative total return.
Comparison of 5 Year Cumulative Total Return
Assumes initial investment of $100 on January 1, 2019, with dividends reinvested.

W. R. Berkley Corporation
S&P 500 Index - Total Returns
S&P 500 Property & Casualty Insurance Index
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024

As of December 31, 2024, the S&P 500® Property and Casualty Insurance Index consisted of The Allstate Corporation, Arch Capital Group Ltd. (added Nov. 2022), Chubb Limited, Cincinnati Financial Corporation, The Hartford Financial Services Group, Inc., Loews Corporation (CNA), The Progressive Corporation, The Travelers Companies, Inc., and W. R. Berkley Corporation.

		2019	2020	2021	2022	2023	2024
W. R. Berkley Corporation	Cum $	100.00	96.85	123.32	165.10	165.50	210.49
S&P 500 Index - Total Returns	Cum $	100.00	118.38	152.33	124.65	157.48	196.49
S&P 500 Property and Casualty Insurance Index	Cum $	100.00	106.33	124.95	148.60	164.61	222.06
Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2024 and the remaining number of shares authorized for purchase by the Company during such period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 2024	715,920	$57.91	715,920	14,608,875
November 2024	449,947	57.69	449,947	14,158,928
December 2024	—	—	—	14,158,928

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
Commencing with the first quarter of 2024, the Company reclassified a program management business from the Insurance segment to the Reinsurance & Monoline Excess segment. The reclassified business is a program management business offering support on a nationwide basis for commercial casualty and property program administrators. Reclassifications have been made to the Company's 2023 and 2022 financial information to conform with this presentation.
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

(In thousands)	Frequency (+/-)
Severity (+/-)	1%	5%	10%
1%	$142,388	$428,582	$786,324
5%	428,582	726,110	1,098,020
10%	786,324	1,098,020	1,487,640
Our net reserves for losses and loss expenses of approximately $17.2 billion as of December 31, 2024 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $3.3 billion, or 19.1%, of the Company’s net loss reserves as of December 31, 2024 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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
Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of December 31, 2024 and 2023:

(In thousands)	2024	2023
Insurance	$13,881,574	$12,430,202
Reinsurance & Monoline Excess	3,285,067	3,231,618
Net reserves for losses and loss expenses	17,166,641	15,661,820
Ceded reserves for losses and loss expenses	3,201,389	3,077,832
Gross reserves for losses and loss expenses	$20,368,030	$18,739,652

Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of December 31, 2024 and 2023:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
December 31, 2024
Other liability	$2,104,721	$5,164,994	$7,269,715
Professional liability	613,230	1,503,908	2,117,138
Workers’ compensation (1)	1,054,427	771,367	1,825,794
Auto	729,462	936,319	1,665,781
Short-tail lines (2)	410,138	593,008	1,003,146
Total Insurance	4,911,978	8,969,596	13,881,574
Reinsurance & Monoline Excess (1) (3)	1,622,399	1,662,668	3,285,067
Total	$6,534,377	$10,632,264	$17,166,641
December 31, 2023
Other liability	$1,912,594	$4,607,507	$6,520,101
Professional liability	527,555	1,438,102	1,965,657
Workers’ compensation (1)	1,019,445	790,944	1,810,389
Auto	645,707	700,850	1,346,557
Short-tail lines (2)	375,129	412,369	787,498
Total Insurance	4,480,430	7,949,772	12,430,202
Reinsurance & Monoline Excess (1) (3)	1,673,581	1,558,037	3,231,618
Total	$6,154,011	$9,507,809	$15,661,820
____________________
(1)Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $405 million and $390 million as of December 31, 2024 and 2023, respectively.
(2)Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery, high net worth homeowners and other lines.
(3)Reinsurance & Monoline Excess includes property and casualty reinsurance as well as certain program management business and operations that solely retain risk on an excess basis.

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
Net prior year development (i.e, the sum of prior year reserve changes and prior year earned premiums changes) for each of the last three years ended December 31, are as follows:

(In thousands)	2024	2023	2022
Increase in prior year loss reserves	$(14,350)	$(29,681)	$(54,511)
Increase in prior year earned premiums	18,782	10,782	18,106
Net favorable (unfavorable) prior year development	$4,432	$(18,899)	$(36,405)
The ultimate net impact of COVID-19 on the Company's reserves remains uncertain. As of December 31, 2024, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $381 million, of which $326 million relates to the Insurance segment and $55 million relates to the Reinsurance & Monoline Excess segment. Such $381 million of COVID-19-related losses included $379 million of reported losses and $2 million of IBNR.
Favorable prior year development (net of additional and return premiums) was $4 million in 2024.
Insurance – Reserves for the Insurance segment developed unfavorably by $8 million in 2024 (net of additional and return premiums). The adverse development was driven by the commercial auto liability and other liability occurrence lines of business, and was largely offset by favorable development for workers’ compensation, professional liability, products liability, and commercial property lines of business.
The adverse commercial auto liability development was concentrated in accident years 2021 through 2023, while the adverse other liability occurrence development was focused across accident years 2015 through 2022. The majority of the other liability occurrence development was driven by umbrella and excess liability claims, of which a significant portion related to underlying commercial auto exposures. The Company believes that commercial auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of aggressive actions by the plaintiffs’ bar such as litigation funding, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among other factors.
The favorable workers’ compensation development for the Insurance segment was mainly related to accident years 2016 through 2023, with accident years 2020 through 2023 contributing the most. For workers’ compensation, favorable reported claim frequency, below expectations, continued to be the main driver of the favorable reserve development. The favorable development for both the professional liability and products liability lines of business was related mainly to accident years 2020 through 2023. For both of these lines, reported claim frequency and incurred losses for accident years 2020 through 2023 were better than expected, which drove the favorable reserve development. Business written in these years also benefitted from significant price increases, which the Company now believes will result in higher profitability than initially anticipated. The favorable development for commercial property was mainly associated with the 2023 accident year, and resulted from better than expected settlements for both catastrophe related and non-catastrophe claims.
Reinsurance & Monoline Excess – Reserves for the Reinsurance & Monoline Excess segment developed favorably by $12 million in 2024 (net of additional and return premiums). The favorable development was driven mainly by excess workers’ compensation business, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to expectations, and to favorable claim settlements spread across many prior accident years. The unfavorable development for non-proportional reinsurance was concentrated mainly in accident years 2015 through 2019 and was associated primarily with our U.S. and U.K. excess general liability reinsurance businesses, including coverage for cedants insuring construction projects.

Unfavorable prior year development (net of additional and return premiums) was $19 million in 2023.
Insurance – Reserves for the Insurance segment developed unfavorably by $21 million in 2023 (net of additional and return premiums). The unfavorable development for the segment was concentrated in the early part of the year. A key driver of the unfavorable development early in 2023 was property catastrophe losses related to 2022 events which were still being adjusted and settled during the early part of 2023. In particular, losses related to U.S. winter storms which occurred during the month of December 2022 were a significant contributor to the development, as information gathering and evaluation of many of these claims were still ongoing into the new year.
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
Reinsurance & Monoline Excess – Reserves for the Reinsurance & Monoline Excess segment developed favorably by $2 million in 2023 (net of additional and return premiums). The overall favorable prior year development for the segment was driven mainly by favorable development in excess workers’ compensation, substantially offset by unfavorable development in the non-proportional reinsurance assumed liability, excess general liability (including umbrella), and commercial auto liability lines of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to our expectations, and favorable claim settlements. The favorable development was spread across many prior accident years. The unfavorable development for non-proportional reinsurance assumed liability and excess general liability was associated primarily with our U.S. assumed reinsurance business, and related to accounts reinsuring excess and umbrella business and construction projects. The adverse development was concentrated mainly in accident years 2017 through 2020. The unfavorable development for commercial auto liability was concentrated in the 2022 accident year and related to commercial auto program business.
Unfavorable prior year development (net of additional and return premiums) was $36 million in 2022.
Insurance – Reserves for the Insurance segment developed unfavorably by $41 million in 2022 (net of additional and return premiums). The unfavorable development in the segment primarily related to COVID-19 losses at two businesses. These businesses wrote policies providing coverage for event cancellation and film production delay which were heavily impacted by losses directly caused by the COVID-19 pandemic. Most of this COVID-19 related unfavorable development emerged during the third quarter as a result of settlements of claims at values higher than our expectations. However, the Company believes that as a result of these settlements the remaining level of uncertainty around the ultimate value of its known COVID-19 claims has been significantly reduced.
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
Reinsurance & Monoline Excess – Reserves for the Reinsurance & Monoline Excess segment developed favorably by $5 million in 2022 (net of additional and return premiums). The overall favorable development for the segment was driven mainly by favorable development in excess workers compensation, substantially offset by unfavorable development in the professional liability, non-proportional reinsurance assumed liability, and commercial auto liability lines of business. The favorable excess workers’ compensation development was spread across most prior accident years, including 2012 and prior years, and was driven by a review of the Company’s claim reporting patterns as well as a number of favorable claim settlements relative to expectations. The unfavorable professional liability and non-proportional reinsurance assumed liability development was concentrated mainly in accident years 2016 through 2018 and was associated primarily with our U.S. assumed reinsurance business and related to accounts insuring construction projects and professional liability exposures. The unfavorable development for commercial auto liability was concentrated in the 2021 accident year and related to commercial auto program business.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,358 million and $1,352 million at December 31, 2024 and 2023, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $405 million and $390 million at December 31, 2024 and 2023, respectively. At December 31, 2024, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.6%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2024) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2024), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates prescribed or permitted by the Department of Insurance of the State of Delaware.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $51 million and $65 million at December 31, 2024 and 2023, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2024 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Foreign government	50	$138,388	$157,424
Corporate	19	50,525	2,922
State and municipal	6	28,150	1,921
Mortgage-backed securities	17	3,684	206
Asset-backed securities	1	9	1
Total	93	$220,756	$162,474
As of December 31, 2024, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $0.7 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $1 million and $3 million as of December 31, 2024 and 2023, respectively.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of December 31, 2024:

(In thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$21,919,679	98.1%
Syndicate manager	135,129	0.6
Directly by the Company based on:
Observable data	278,978	1.3
Cash flow model	19,667	—
Total	$22,353,453	100.0%
Independent pricing services - Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2024, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Years Ended December 31, 2024 and 2023
Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (policy acquisition and insurance operating expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the years ended December 31, 2024 and 2023. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(In thousands)	2024	2023
Insurance
Gross premiums written	$12,662,132	$11,461,094
Net premiums written	10,549,550	9,560,533
Net premiums earned	10,086,308	9,007,376
Loss ratio	62.8%	62.3%
Expense ratio	28.4	28.3
GAAP combined ratio	91.2	90.6
Reinsurance & Monoline Excess
Gross premiums written	$1,548,958	$1,510,912
Net premiums written	1,422,546	1,393,934
Net premiums earned	1,462,177	1,393,311
Loss ratio	54.7%	54.3%
Expense ratio	29.4	29.4
GAAP combined ratio	84.1	83.7
Consolidated
Gross premiums written	$14,211,090	$12,972,006
Net premiums written	11,972,096	10,954,467
Net premiums earned	11,548,485	10,400,687
Loss ratio	61.8%	61.3%
Expense ratio	28.5	28.4
GAAP combined ratio	90.3	89.7

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the years ended December 31, 2024 and 2023.

(In thousands, except per share data)	2024	2023
Net income to common stockholders	$1,756,115	$1,381,359
Weighted average diluted shares	403,224	409,948
Net income per diluted share	$4.36	$3.37
The Company reported net income of $1,756 million in 2024 and $1,381 million in 2023. The $375 million increase in net income reflected an after-tax increase in net investment income of $217 million primarily due to higher interest rates, a larger fixed maturity securities portfolio and investment income associated with our Argentine inflation-linked securities, an after-tax increase in foreign currency gains of $65 million mainly due to strengthening of the U.S. dollar against other currencies in 2024, an after-tax increase in net investment gains of $55 million due to change in market value of equity securities and impairment loss recognized on a real estate investment in 2023, an after-tax increase in underwriting income of $37 million mainly due to growth in premium rates, an after-tax reduction in corporate expenses of $15 million, an after-tax increase of $4 million in noncontrolling interests, an after-tax increase in profits from non-insurance businesses of $3 million and an after-tax increase in profit from insurance service businesses of $3 million, partially offset by an increase of $24 million in tax expense due to a change in the effective tax rate. The number of weighted average diluted shares decreased by 6.7 million for 2024 compared to 2023, mainly reflecting shares repurchased in 2024.
Premiums. Gross premiums written were $14,211 million in 2024, an increase of 10% from $12,972 million in 2023. The increase was due to the growth in the Insurance segment of $1,201 million and in the Reinsurance & Monoline Excess segment of $38 million. Approximately 81% of premiums expiring in 2024 and 2023 were renewed.

Average renewal premium rates (per unit of exposure) for insurance and facultative reinsurance increased 6.9% in 2024 and 7.1% in 2023. Average renewal premium rates (per unit of exposure) for insurance and facultative reinsurance excluding workers' compensation increased 7.9% in 2024 and 8.1% in 2023.
A summary of gross premiums written in 2024 compared with 2023 by line of business within each business segment follows:
•Insurance gross premiums increased 10% to $12,662 million in 2024 from $11,461 million in 2023. Gross premiums increased $509 million (11%) for other liability, $476 million (17%) for short-tail lines, $179 million (12%) for auto, $21 million (1%) for professional liability and $16 million (1%) for workers' compensation.
•Reinsurance & Monoline Excess gross premiums increased 3% to $1,549 million in 2024 from $1,511 million in 2023. Gross premiums written increased $68 million (16%) for property lines and $28 million (10%) for monoline excess, partially offset by a reduction of $58 million (7%) for casualty lines.
Net premiums written were $11,972 million in 2024, an increase of 9% from $10,954 million in 2023. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in both 2024 and 2023.
Premiums earned increased 11% to $11,548 million in 2024 from $10,401 million in 2023. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly recent rate increases will be earned over the upcoming quarters. Premiums earned in 2024 are related to business written during both 2024 and 2023. Audit premiums were $350 million in 2024 compared with $363 million in 2023.
Net Investment Income. Following is a summary of net investment income (loss) for the years ended December 31, 2024 and 2023:

	Amount		Average Annualized Yield
(In thousands)	2024	2023	2024	2023
Fixed maturity securities, including cash and cash equivalents and loans receivable	$1,260,429	$929,098	5.3%	4.4%
Arbitrage trading account	69,573	69,369	5.8	5.7
Equity securities	48,920	55,726	5.0	5.1
Investment funds	(11,491)	16,743	(0.7)	1.0
Real estate	(23,616)	(11,185)	(1.8)	(0.9)
Gross investment income	1,343,815	1,059,751	4.6	4.0
Investment expenses	(10,654)	(6,916)	—	—
Total	$1,333,161	$1,052,835	4.6%	4.0%
Net investment income increased 27% to $1,333 million in 2024 from $1,053 million in 2023 due primarily to a $331 million increase in income from fixed maturity securities mainly driven by higher interest rates, a larger fixed maturity securities portfolio and investment income associated with our Argentine inflation-linked securities (see below for further discussion), partially offset by a $28 million decrease in income from investment funds primarily due to financial service funds, a $12 million decrease in real estate, a $7 million decrease from equity securities and a $4 million increase in investment expenses. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 5.3% in 2024 and 4.4% in 2023. The effective duration of the fixed maturity portfolio was 2.6 years at December 31, 2024 and 2.4 years at December 31, 2023. Average invested assets, at cost (including cash and cash equivalents), were $28.9 billion in 2024 up 9.5% from $26.4 billion in 2023.
Pre-tax net investment income associated with the Argentine inflation-linked securities in 2024 was $204 million. Such investment income increased as a result of an adjustment to the inflation rate that was made by the Argentine government in late 2023. As certain of our Argentine bonds matured and were sold throughout 2024 and the inflation rate continued to decline, we do not expect investment income relating to these securities to continue at this level. The proceeds from the Argentine inflation-linked securities that matured and were sold in 2024 have been reinvested.
Insurance Service Fees. The Company earns fees from an insurance distribution business (part of which was sold in June 2023), a third-party administrator, and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $109 million in 2024 from $106 million in 2023 due to an acquisition in the insurance distribution business in late 2023.
Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $80 million in 2024 compared with $48 million in 2023. In 2024, the gains reflected a change in unrealized gains on equity securities of $121 million, partially offset by net realized losses on investments of $41 million. In 2023, the gains reflected a change in unrealized gains on equity securities of $71 million, partially offset by net realized losses on investments of $23 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments reflected in net investment gains, decreased by $38 million ($30 million after-tax) in 2024 due to improved pricing associated with foreign government securities and corporate securities, and increased by $498 thousand ($393 thousand after-tax) in 2023.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions, and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses decreased to $528 million in 2024 from $536 million in 2023 mainly due to the aviation-related business and the promotional merchandise business.
Losses and Loss Expenses. Losses and loss expenses increased to $7,132 million in 2024 from $6,372 million in 2023. The consolidated loss ratio was 61.8% in 2024 and 61.3% in 2023. Catastrophe losses, net of reinsurance recoveries, were $298 million in 2024 driven by heightened frequency of severe catastrophe events, with Hurricanes Helene and Milton having the largest impacts, and $195 million in 2023. Favorable prior year reserve development (net of premium offsets) was $4 million in 2024 and adverse prior year reserve development was $19 million in 2023 (refer to Note 13 of our consolidated financial statements for more detail). The loss ratio excluding catastrophe losses and prior year reserve development were 59.2% in both 2024 and 2023.
A summary of loss ratios in 2024 compared with 2023 by business segment follows:
•Insurance - The loss ratio was 62.8% in 2024 and 62.3% in 2023. Catastrophe losses were $227 million in 2024 compared with $160 million in 2023. Adverse prior year reserve development was $8 million in 2024 and $21 million in 2023, principally from property catastrophe losses for 2023. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.2 points to 60.5% in 2024 from 60.3% in 2023.
•Reinsurance & Monoline Excess - The loss ratio was 54.7% in 2024 and 54.3% in 2023. Catastrophe losses were $71 million in 2024 compared with $35 million in 2023. Favorable prior year reserve development was $12 million in 2024 and $2 million in 2023. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.3 points to 50.6% in 2024 from 51.9% in 2023.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2024	2023
Policy acquisition and insurance operating expenses	$3,294,902	$2,954,686
Insurance service expenses	90,640	91,714
Net foreign currency (gains) losses	(52,376)	31,799
Other costs and expenses	269,140	285,737
Total	$3,602,306	$3,363,936
Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 12% and net premiums earned increased 11% from 2023. The expense ratio (policy acquisition and insurance operating expenses expressed as a percentage of net premiums earned) increased by 0.1 points to 28.5% in 2024 from 28.4% in 2023.
Service expenses, which represent the costs associated with the fee-based businesses, was $91 million in 2024 compared to $92 million in 2023.

Net foreign currency (gains) losses result from transactions denominated in a currency other than a businesses’ functional currency. Net foreign currency gains were $52 million in 2024 compared to losses of $32 million in 2023, primarily due to the U.S. dollar strengthening against other major currencies in 2024.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses decreased to $269 million in 2024 from $286 million in 2023, primarily due to lower new start-up operating unit expenses in 2024.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions, and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided and (ii) general and administrative expenses. Expenses from non-insurance businesses decreased to $513 million in 2024 from $525 million in 2023, primarily due to the aviation-related business and promotional merchandise business.
Interest Expense. Interest expense was $127 million in both 2024 and 2023.
Income Taxes. The effective income tax rate was 22.5% in 2024 and 21.1% in 2023. The higher effective income tax rate for the year, as compared to 2023, was primarily due to the geographical mix of earnings and larger amounts being subject to tax at a rate greater than the U.S. statutory rate, which was partially offset by tax benefits related to tax-exempt investment income and equity-based compensation. See Note 16 of the Consolidated Financial Statements for a reconciliation of the income tax expense and the amounts computed by applying the Federal income tax rate of 21%.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $481 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will be immaterial.
For years beginning after December 31, 2025, certain U.S. tax rates applied to international business will change. Specifically, increases to the Global Intangible Low Taxed Income and the Base Erosion and Anti-Abuse Tax rates will take effect. We do not expect this to have a meaningful impact to tax expense. We are actively monitoring legislative developments and will continue to assess the potential financial implications in 2025.
On August 16, 2022, the Inflation Reduction Act of 2022 was enacted. Among other things, the legislation introduced a corporate alternative minimum tax on certain corporations. The tax is applicable for taxable years beginning after December 31, 2022 and imposes a 15% minimum tax on a corporation’s applicable financial statement income. While we are not subject to this tax in 2024, we continue to evaluate the overall impact of this tax legislation on our operations and U.S. federal income tax position. In addition, a 1% excise tax is now imposed on the value of corporate share repurchases, net of common share issuances. The tax is included in the cost of treasury stock acquired and was not material for 2024.
Further, the Company is monitoring the impact of the implementation of a global minimum tax rate of 15%, also known as Pillar Two, as introduced by the Organization for Economic Co-operation and Development, which applies in some countries commencing in 2024. The 2024 impact was not material, as the Company mainly operates in jurisdictions with a statutory tax rate above 15%. We continue to evaluate this tax legislation as it will apply to other countries commencing in 2025, as well as possible interactions between Pillar Two measures and recent and potential future actions by the new U.S. administration. Our initial assessment is that the 2025 impact will not be significant.
The “Bermuda Corporate Income Tax Act 2023” was passed into law December 27, 2023. The income tax will be based on a statutory tax rate of 15% on Bermuda businesses, subject to reductions for foreign tax credits, and will be effective for fiscal years beginning on or after January 1, 2025. The legislation does not have a material impact on our income tax position. We will continue to evaluate tax legislation developments during 2025.

Results of Operations for the Years Ended December 31, 2023 and 2022
For a comparison of the Company’s results of operations for the year ended December 31, 2023 to the year ended December 31, 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 23, 2024.

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
The Company also attempts to maintain an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration of the investment portfolio was 2.6 years and 2.4 years at December 31, 2024 and 2023, respectively. The Company’s investment portfolio and investment-related assets as of December 31, 2024 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$2,235,341	7.5%
State and municipal:
Special revenue	1,517,708	5.1
State general obligation	307,514	1.0
Local general obligation	272,376	0.9
Corporate backed	153,574	0.5
Pre-refunded (1)	85,592	0.3
Total state and municipal	2,336,764	7.8
Mortgage-backed securities:
Agency	3,045,639	10.2
Commercial	532,282	1.8
Residential-Prime	187,806	0.6
Residential-Alt A	2,055	—
Total mortgage-backed securities	3,767,782	12.6
Asset-backed securities	3,885,012	13.0
Corporate:
Industrial	3,667,199	12.3
Financial	3,320,513	11.1
Utilities	778,694	2.6
Other	651,235	2.2
Total corporate	8,417,641	28.2
Foreign government	1,755,325	5.9
Total fixed maturity securities	22,397,865	75.0
Equity securities available for sale:
Common stocks	760,167	2.5
Preferred stocks	443,621	1.5
Total equity securities available for sale	1,203,788	4.0
Cash and cash equivalents	1,974,747	6.6
Investment funds	1,468,246	4.9
Real estate	1,291,455	4.3
Arbitrage trading account	1,122,599	3.8
Loans receivable	405,453	1.4
Total investments	$29,864,153	100.0%
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
The Company’s philosophy related to holding or selling fixed maturity securities is based on its objective of maximizing total return. The key factors that management considers in its investment decisions as to whether to hold or sell fixed maturity securities are its view of the underlying fundamentals of specific securities as well as its expectations regarding interest rates, credit spreads and currency values. In a period in which management expects interest rates to rise, the Company may sell longer duration securities in order to mitigate the impact of an interest rate rise on the fair value of the portfolio. Similarly, in a period in which management expects credit spreads to widen, the Company may sell lower quality securities, and in a period in which management expects certain foreign currencies to decline in value, the Company may sell securities denominated in those foreign currencies. The sale of fixed maturity securities in order to achieve the objective of maximizing total return may result in realized gains (losses); however, there is no reason to expect these gains (losses) to continue in future periods.
Equity Securities. Equity securities primarily represent investments in common and preferred stocks in companies with potential growth opportunities in different sectors, mainly in the financial institutions and energy sectors.
Investment Funds. At December 31, 2024, the carrying value of investment funds was $1,468 million, including investments in financial services funds of $430 million, other funds of $379 million (which includes a deferred compensation trust asset of $38 million), transportation funds of $286 million, real estate funds of $179 million, infrastructure funds of $151 million and energy funds of $43 million. Investment funds are primarily reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At December 31, 2024, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, net of allowance for expected credit losses, had both an amortized cost and an aggregate fair value of $405 million at December 31, 2024. The amortized cost of loans receivable is net of an allowance for expected credit losses of $1 million as of December 31, 2024. Loans receivable include real estate loans of $402 million that are secured by commercial and residential real estate located primarily in the U.K. and New York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2028. Loans receivable include commercial loans of $3 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 5 years.

Liquidity and Capital Resources
Cash Flow. Cash flow provided from operating activities increased to $3,678 million in 2024 from $2,929 million in 2023, primarily due to an increase in premium receipts partially offset by increased loss and loss expense payments.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average number of years held for its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed maturity securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 82% invested in cash, cash equivalents and marketable fixed maturity securities as of December 31, 2024. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At December 31, 2024, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,841 million and a face amount of $2,864 million. The maturities of the outstanding debt are $9 million in 2025, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of December 31, 2024, there were no borrowings outstanding under the facility.
Equity. At December 31, 2024, total common stockholders’ equity was $8.4 billion, common shares outstanding were 380,066,070 and stockholders’ equity per outstanding share was $22.09. The Company repurchased 5,702,996 and 13,061,514 shares of its common stock in 2024 and 2023, respectively. The aggregate cost of the repurchases was $304 million in 2024 and $537 million in 2023. In 2024, the Board declared regular quarterly cash dividends of $0.07 per share in the first quarter and $0.08 per share in each of the remaining three quarters, as well as special dividends of $0.33 per share, $0.25 per share and $0.50 per share in the second, third, and fourth quarters, respectively, for a total of $532 million in aggregate dividends in 2024.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $11.2 billion at December 31, 2024. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 25% and 28% at December 31, 2024 and 2023, respectively.

Federal and Foreign Income Taxes
The Company files a consolidated income tax return in the U.S. and foreign tax returns in each of the countries in which it has overseas operations. At December 31, 2024, the Company had a gross deferred tax asset of $715 million (which primarily relates to, loss and loss expense reserves, unearned premium reserves, employee compensation plans and unrealized losses on investments). The Company also has a $36 million valuation allowance against the gross deferred tax asset and a gross deferred tax liability of $524 million (which primarily relates to deferred policy acquisition costs, and various investment funds) resulting in a net deferred tax asset of $155 million. The realization of this asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

Reinsurance
The Company follows customary industry practice of reinsuring a portion of its exposures in exchange for paying reinsurers a part of the premiums received on the policies it writes. Reinsurance is purchased by the Company principally to reduce its net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. The Company monitors the financial condition of its reinsurers and attempts to place its coverages with only financially sound carriers. Reinsurance coverage and retentions vary depending on the line of business, location of the risk and nature of loss. The Company’s reinsurance purchases include the following:
•Property reinsurance treaties - The Company purchases property reinsurance to reduce its exposure to large individual property losses and catastrophe events. Following is a summary of significant property reinsurance treaties in effect as of January 1, 2025:
◦The Company’s property per risk reinsurance generally covers losses between $2.5 million and $85 million.
◦The Company’s property catastrophe excess of loss reinsurance program provides protection for business written by its Insurance segments and U.S. and non-U.S. business written by Lloyd's Syndicate, excluding offshore energy. For 2025, some of our property catastrophe reinsurance is placed via industry loss warranty (ILW) covers and the equivalent W. R. Berkley limit and retention (and resulting net position) are estimated based on our market share and modeled outcome when applying the ILW layering. Retentions by territory and peril range between $46.3 million and $74.0 million. Limits purchased are the difference between the corresponding retentions and $700 million.
•Casualty reinsurance treaties - The Company purchases casualty reinsurance to reduce its exposure to large individual casualty losses and workers’ compensation catastrophe losses for the majority of business written by its U.S. companies. A casualty contingency treaty, in effect as of January 1, 2025, provides protection for bad faith and runaway loss adjustment expense losses in excess of $10 million and up to $75 million. For losses involving two or more claimants for primary workers’ compensation business, coverage is generally in place for losses between $10 million and $500 million. For excess workers’ compensation business, such coverage is generally in place for losses between $25 million and $500 million. Our workers’ compensation catastrophe reinsurance program is a shared cover for both excess and primary workers’ compensation business.
•Facultative reinsurance - The Company also purchases facultative reinsurance on certain individual policies or risks that are in excess of treaty reinsurance capacity.
•Other reinsurance - Depending on the business, the Company purchases specific additional reinsurance to supplement the above programs.
•Lifson Re is expected to continue to be a participant on the majority of the Company’s reinsurance placements. Effective January 1, 2025, Lifson Re participates in a 32.5% share of the placed amounts, increased from 30.0% in the prior year. This pertains to all traditional treaty reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. Lifson Re is currently capitalized with $418 million of equity from a small group of sophisticated global investors with long-term investment horizons, including a minority participation by the Company. Lifson Re participates on a fully collateralized basis.
The Company places a number of its casualty treaties on a “risk attaching” basis. Under risk attaching treaties, all claims from policies incepting during the period of the reinsurance contract are covered even if they occur after the expiration date of the reinsurance contract. If the Company is unable to renew or replace its existing reinsurance coverage, protection for unexpired policies would remain in place until their expiration. In such case, the Company could revise its underwriting strategy for new business to reflect the absence of reinsurance protection. The casualty contingency treaty highlighted above is purchased on a “losses discovered” basis. Property catastrophe and workers’ compensation catastrophe reinsurance is generally placed on a “losses occurring basis,” whereby only claims occurring during the period are covered. If the Company is unable to renew or replace these reinsurance coverages, unexpired policies would not be protected, though we generally have the option to purchase run-off coverage in our treaties.
Following is a summary of earned premiums and loss and loss expenses ceded to reinsurers for each of the three years ended December 31, 2024:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Earned premiums	$2,163,213	$1,958,581	$1,883,263
Losses and loss expenses	1,368,279	1,376,144	1,269,338

Ceded earned premiums increased 10% in 2024 to $2,163 million. The ceded losses and loss expenses ratio decreased 7.0 points to 63% in 2024 from 70% in 2023.
The following table presents the credit quality of amounts due from reinsurers as of December 31, 2024.

(In thousands)
Reinsurer	Rating	(1)	Amount
Amounts due in excess of $20 million:

Lloyd’s of London	A+		$356,338
Partner Re	A+		314,891
Munich Re	AA-		287,864
Berkshire Hathaway	AA+		274,182
Hannover Re Group	AA-		222,719
Renaissance Re	A+		215,300
Swiss Re	AA-		159,462
Liberty Mutual	A		120,381
Everest Re	A+		93,223
Axis Capital	A+		83,756
Arch Capital Group	A+		67,357
Sompo Holdings Group	A+		59,074
Fairfax Financial	A		58,585
Nationwide Group	A+		52,111
Korean Re	A		51,233
Axa Insurance	AA-		50,002
TOA RE	A		47,501
Markel Corp Group	A		42,982
MS & AD Insurance Group	A		34,680
Helvetia Holdings Group	A+		29,490
Chubb Group	AA		26,708
Other reinsurers:
Rated A- or better			124,699
Secured (2)			636,207
All Others			36,378
Subtotal			$3,445,123
Residual market pools (3)			120,922
Allowance for expected credit losses			(8,350)
Total			$3,557,695
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the average number of years held for its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.6 years and 2.4 years at December 31, 2024 and 2023, respectively.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.
The following table outlines the groups of fixed maturity securities and their effective duration at December 31, 2024:

	Effective
	Duration
($ in thousands)	(Years)	Fair Value
Mortgage-backed securities	4.3	$3,767,851
U.S. government and government agencies	3.7	2,235,341
State and municipal	2.7	2,338,256
Foreign government	2.7	1,755,325
Corporate	2.6	8,417,641
Loans receivable	2.4	405,248
Asset-backed securities	1.4	3,885,012
Cash and cash equivalents	0.0	1,404,931
Total	2.6	$24,209,605
Duration is a common measure of the price sensitivity of fixed maturity securities to changes in interest rates. The Company determines the estimated change in fair value of the fixed maturity securities, assuming parallel shifts in the yield curve for treasury securities while keeping spreads between individual securities and treasury securities static. The estimated fair value at specified levels at December 31, 2024 would be as follows:

(In thousands)	Estimated Fair Value	Change in Fair Value
Change in interest rates:
300 basis point rise	$22,258,604	$(1,951,001)
200 basis point rise	22,898,254	(1,311,351)
100 basis point rise	23,555,609	(653,996)
Base scenario	24,209,605	—
100 basis point decline	24,827,143	617,538
200 basis point decline	25,393,892	1,184,287
300 basis point decline	25,928,699	1,719,094

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of W. R. Berkley Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes and financial statement schedules II to VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Reserves for losses and loss expenses
As discussed in Notes 1 and 13 to the consolidated financial statements, the Company estimates the reserves for losses and loss expenses (reserves) using a variety of actuarial techniques and methods. The key assumptions used to arrive at the best estimate of recorded reserves are expected loss ratios, rate of loss cost inflation, reported and paid loss emergence patterns, loss frequency and severity, and the loss reporting lag. Such amounts are adjusted for certain qualitative factors. The reserves as of December 31, 2024 were $20.4 billion.
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
New York, New York
February 24, 2025

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
REVENUES:
Net premiums written	$11,972,096	$10,954,467	$10,004,070
Change in net unearned premiums	(423,611)	(553,780)	(442,641)
Net premiums earned	11,548,485	10,400,687	9,561,429
Net investment income	1,333,161	1,052,835	779,185
Net investment gains:
Net realized and unrealized gains on investments	79,738	47,540	217,311
Change in allowance for expected credit losses on investments	37,970	(498)	(14,914)
Net investment gains	117,708	47,042	202,397
Revenues from non-insurance businesses	528,012	535,508	509,548
Insurance service fees	108,935	106,485	110,544
Other income	2,451	381	3,396
Total revenues	13,638,752	12,142,938	11,166,499
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	7,131,595	6,372,142	5,861,750
Other operating costs and expenses	3,602,306	3,363,936	2,961,505
Expenses from non-insurance businesses	513,451	524,998	493,189
Interest expense	126,907	127,459	130,374
Total operating costs and expenses	11,374,259	10,388,535	9,446,818
Income before income taxes	2,264,493	1,754,403	1,719,681
Income tax expense	(509,916)	(370,557)	(334,727)
Net income before noncontrolling interests	1,754,577	1,383,846	1,384,954
Noncontrolling interests	1,538	(2,487)	(3,892)
Net income to common stockholders	$1,756,115	$1,381,359	$1,381,062
NET INCOME PER SHARE:
Basic	$4.39	$3.40	$3.33
Diluted	$4.36	$3.37	$3.29
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net income before noncontrolling interests	$1,754,577	$1,383,846	$1,384,954
Other comprehensive (loss) gain:
Change in unrealized translation adjustments	(77,615)	32,192	1,179
Change in unrealized investment gains (losses), net of taxes	69,182	306,553	(983,803)
Other comprehensive (loss) gain	(8,433)	338,745	(982,624)
Comprehensive income	1,746,144	1,722,591	402,330
Noncontrolling interests	1,536	(2,485)	(3,890)
Comprehensive income to common stockholders	$1,747,680	$1,720,106	$398,440

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2024	2023
Assets
Investments:
Fixed maturity securities (amortized cost of $23,010,899 and $20,915,245; allowance for expected credit losses of $671 and $36,751 at December 31, 2024 and 2023)	$22,397,865	$20,178,308
Investment funds	1,468,246	1,621,655
Real estate	1,291,455	1,249,874
Arbitrage trading account	1,122,599	938,049
Equity securities	1,203,788	1,090,347
Loans receivable (net of allowance for expected credit losses of $1,114 and $3,004 at December 31, 2024 and 2023)	405,453	201,271
Total investments	27,889,406	25,279,504
Cash and cash equivalents	1,974,747	1,363,195
Premiums and fees receivable (net of allowance for expected credit losses of $39,884 and $35,110 at December 31, 2024 and 2023)	3,266,845	3,109,334
Due from reinsurers (net of allowance for expected credit losses of $8,350 and $8,404 at December 31, 2024 and 2023)	3,557,695	3,534,527
Deferred policy acquisition costs	951,728	861,609
Prepaid reinsurance premiums	823,207	758,927
Trading account receivable from brokers and clearing organizations	60,327	303,614
Property, furniture and equipment	478,511	426,803
Goodwill	184,332	174,597
Accrued investment income	243,772	213,408
Current federal and foreign income taxes	39,382	1,318
Deferred federal and foreign income taxes	220,217	309,623
Other assets	877,099	865,556
Total assets	$40,567,268	$37,202,015
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$20,368,030	$18,739,652
Unearned premiums	6,375,112	5,922,326
Due to reinsurers	668,652	631,164
Trading account securities sold but not yet purchased	73,358	9,357
Current federal and foreign income taxes	53,482	47,525
Deferred federal and foreign income taxes	65,151	42,660
Senior notes and other debt	1,831,158	1,827,951
Subordinated debentures	1,009,808	1,009,090
Other liabilities	1,715,078	1,503,053
Total liabilities	32,159,829	29,732,778
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 1,250,000,000 shares; issued and outstanding, net of treasury shares, 380,066,070 and 384,817,136 shares, respectively	158,705	158,705
Additional paid-in capital	984,825	964,789
Retained earnings	12,265,070	11,040,908
Accumulated other comprehensive loss	(934,269)	(925,838)
Treasury stock, at cost, 413,455,739 and 408,704,807 shares, respectively	(4,079,220)	(3,783,133)
Total common stockholders’ equity	8,395,111	7,455,431
Noncontrolling interests	12,328	13,806
Total equity	8,407,439	7,469,237
Total liabilities and equity	$40,567,268	$37,202,015

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
COMMON STOCK:
Beginning and end of period	$158,705	$158,705	$158,705
ADDITIONAL PAID IN CAPITAL:
Beginning of period	$964,789	$944,632	$928,202
Restricted stock units issued	(32,344)	(29,043)	(32,622)
Restricted stock units expensed	52,380	49,200	49,052
End of period	$984,825	$964,789	$944,632
RETAINED EARNINGS:
Beginning of period	$11,040,908	$10,161,005	$9,015,135
Net income to common stockholders	1,756,115	1,381,359	1,381,062
Dividends ($1.40, $1.29, and $0.59 per share, respectively)	(531,953)	(501,456)	(235,192)
End of period	$12,265,070	$11,040,908	$10,161,005
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment (losses) gains:
Beginning of period	$(586,354)	$(892,905)	$90,900
Change in unrealized gains (losses) on securities without an allowance for expected credit losses	64,756	305,908	(955,435)
Change in unrealized gains (losses) on securities with an allowance for expected credit losses	4,428	643	(28,370)
End of period	(517,170)	(586,354)	(892,905)
Currency translation adjustments:
Beginning of period	(339,484)	(371,676)	(372,855)
Net change in period	(77,615)	32,192	1,179
End of period	(417,099)	(339,484)	(371,676)
Total accumulated other comprehensive loss	$(934,269)	$(925,838)	$(1,264,581)
TREASURY STOCK:
Beginning of period	$(3,783,133)	$(3,251,429)	$(3,167,076)
Stock exercised/vested	10,066	10,381	9,787
Stock repurchased	(303,655)	(537,163)	(94,140)
Other	(2,498)	(4,922)	—
End of period	$(4,079,220)	$(3,783,133)	$(3,251,429)
NONCONTROLLING INTERESTS:
Beginning of period	$13,806	$19,829	$14,719
Contributions (distributions)	58	(8,508)	1,220
Net (loss) income	(1,538)	2,487	3,892
Other comprehensive income (loss), net of tax	2	(2)	(2)
End of period	$12,328	$13,806	$19,829
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2024	2023	2022
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$1,756,115	$1,381,359	$1,381,062
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(117,708)	(47,042)	(202,397)
Depreciation and (accretion) amortization	(170,638)	(20,861)	55,872
Noncontrolling interests	(1,538)	2,487	3,892
Investment funds	11,491	(16,743)	(145,099)
Stock incentive plans	54,381	51,000	49,411
Change in:
Arbitrage trading account	122,738	(54,213)	(53,291)
Premiums and fees receivable	(184,431)	(334,178)	(268,171)
Reinsurance accounts	(31,738)	(306,017)	(266,307)
Deferred policy acquisition costs	(91,150)	(99,387)	(88,844)
Current income taxes	(28,526)	52,451	(3,534)
Deferred income taxes	95,311	(26,691)	(64,712)
Reserves for losses and loss expenses	1,707,722	1,715,076	1,684,254
Unearned premiums	485,488	617,535	466,590
Other	70,851	14,462	19,878
Net cash from operating activities	3,678,368	2,929,238	2,568,604
CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	2,310,746	1,011,195	797,948
Proceeds from sale of equity securities	331,291	318,852	82,319
Distributions from (contributions to) investment funds	134,853	(19,904)	24,623
Proceeds from maturities and prepayments of fixed maturity securities	4,890,572	3,506,903	4,891,179
Purchase of fixed maturity securities	(9,368,703)	(6,664,763)	(8,036,680)
Purchase of equity securities	(207,457)	(80,454)	(340,482)
Real estate purchased	(66,632)	(2,074)	(45,920)
Change in loans receivable	(210,816)	(29,719)	(83,212)
Net additions to property, furniture and equipment	(105,623)	(53,080)	(52,684)
Change in balances due from security brokers	107,280	(33,929)	14,337
Cash received in connection with business disposition	—	96,567	906,789
Payment for business purchased, net of cash acquired	—	(11,558)	(49,572)
Net cash used in investing activities	(2,184,489)	(1,961,964)	(1,891,355)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds from issuance of debt	3,105	980	—
Repayment of senior notes and other debt	—	(1,954)	(429,812)
Cash dividends to common stockholders	(531,953)	(501,456)	(235,192)
Purchase of common treasury shares	(303,655)	(537,163)	(94,140)
Other, net	(19,984)	(22,902)	(12,848)
Net cash used in financing activities	(852,487)	(1,062,495)	(771,992)
Net impact on cash due to change in foreign exchange rates	(29,840)	9,070	(24,754)
Net increase (decrease) in cash and cash equivalents	611,552	(86,151)	(119,497)
Cash and cash equivalents at beginning of year	1,363,195	1,449,346	1,568,843
Cash and cash equivalents at end of year	$1,974,747	$1,363,195	$1,449,346
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2024, 2023 and 2022

(1) Summary of Significant Accounting Policies
(A) Principles of consolidation and basis of presentation
The consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the "Company"), have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. Shares outstanding and per share amounts have been adjusted to reflect the 3-for-2 common stock split effected on July 10, 2024. Additionally, commencing with the first quarter of 2024, the Company reclassified a program management business from the Insurance segment to the Reinsurance & Monoline Excess segment. The reclassified business is a program management business offering support on a nationwide basis for commercial casualty and property program administrators. Reclassifications have been made in the 2023 and 2022 financial statements as originally reported to conform to the presentation of the 2024 financial statements.
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
Audit premiums are recognized when they are reliably determinable. The change in accruals for earned but unbilled audit premiums increased net premiums written and premiums earned by $19 million, $19 million and $25 million in 2024, 2023 and 2022, respectively.
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
(E) Per share data
The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by weighted average number of common shares outstanding during the year (including 17,659,297 common shares held in a grantor trust). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the year and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
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
(I) Deposit accounting

Contracts that do not meet the risk transfer requirements of GAAP are accounted for using the deposit accounting method. Under this method, an asset or liability is recognized at the inception of the contract based on consideration paid or received. The amount of the deposit asset or liability is adjusted at subsequent reporting dates using the interest method with a corresponding credit or charge to interest income or expense. Deposit liabilities for assumed reinsurance contracts were $29 million and $31 million at December 31, 2024 and 2023, respectively.
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
(L) Property, furniture and equipment
Property, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the estimated useful lives of the respective assets. Depreciation expense was $55 million, $51 million and $52 million for 2024, 2023 and 2022, respectively.
(M) Comprehensive income
Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized holding gains or losses on available for sale securities and unrealized foreign currency translation adjustments.
(N) Goodwill and other intangible assets
Goodwill and other intangible assets are tested for impairment on an annual basis and at interim periods where circumstances require. The Company's impairment test as of December 31, 2024 indicated that there were no material impairment losses related to goodwill and other intangible assets. Intangible assets of $97 million and $119 million are included in other assets as of December 31, 2024 and 2023, respectively.
(O) Restricted stock units
The costs resulting from all share-based payment transactions with employees are recognized in the consolidated financial statements using a fair-value-based measurement method. Compensation cost is recognized for financial reporting purposes over the period in which the employee is required to provide service in exchange for the award (generally the vesting period).
(P) Statements of cash flows
Interest payments were $138 million, $114 million and $138 million in 2024, 2023 and 2022, respectively. Income taxes paid were $410 million, $332 million and $295 million in 2024, 2023 and 2022, respectively. Other non-cash items include unrealized investment gains and losses. (See Note 10 of Notes to Consolidated Financial Statements.)
(Q) Recent accounting pronouncements
Recently adopted accounting pronouncements:

In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which enhances current segment disclosures and requires additional disclosures of significant segment expenses. When applying this disclosure requirement, an entity identifies the significant expenses for each reportable segment that are regularly provided to its chief operating decision maker and included in the reported measures of a segment’s profit or loss. The guidance was effective for public business entities for annual reporting periods beginning after December 15, 2023, and interim reporting periods beginning after December 15, 2024. The Company adopted this guidance for the year ended December 31, 2024.
Accounting and reporting standards that are not yet effective:
All recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(2)    Consolidated Statements of Comprehensive Income
The following tables present the components of the changes in accumulated other comprehensive income (AOCI) as of and for the years ended December 31, 2024 and 2023:

(In thousands)
December 31, 2024	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Changes in AOCI
Beginning of period	$(586,354)		$(339,484)	$(925,838)
Other comprehensive income (loss) before reclassifications	(26,128)		(77,615)	(103,743)
Amounts reclassified from AOCI	95,310		—	95,310
Other comprehensive income (loss)	69,182		(77,615)	(8,433)
Unrealized investment gain related to noncontrolling interest	2		—	2
Ending balance	$(517,170)		$(417,099)	$(934,269)
Amounts reclassified from AOCI
Pre-tax	$120,646	(1)	$—	$120,646
Tax effect	(25,336)	(2)	—	(25,336)
After-tax amounts reclassified	$95,310		$—	$95,310
Other comprehensive income (loss)
Pre-tax	$84,474		$(77,615)	$6,859
Tax effect	(15,292)		—	(15,292)
Other comprehensive income (loss)	$69,182		$(77,615)	$(8,433)

(In thousands)
December 31, 2023	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Changes in AOCI
Beginning of period	$(892,905)		$(371,676)	$(1,264,581)
Other comprehensive income before reclassifications	252,782		32,192	284,974
Amounts reclassified from AOCI	53,771		—	53,771
Other comprehensive income	306,553		32,192	338,745
Unrealized investment loss related to non-controlling interest	(2)		—	(2)
Ending balance	$(586,354)		$(339,484)	$(925,838)
Amounts reclassified from AOCI
Pre-tax	$68,065	(1)	$—	$68,065
Tax effect	(14,294)	(2)	—	(14,294)
After-tax amounts reclassified	$53,771		$—	$53,771
Other comprehensive income
Pre-tax	$392,903		$32,192	$425,095
Tax effect	(86,350)		—	(86,350)
Other comprehensive income	$306,553		$32,192	$338,745
_______________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(3)    Investments in Fixed Maturity Securities
At December 31, 2024 and 2023, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
December 31, 2024
Held to maturity:
State and municipal	$42,145	$(25)	$1,492	$—	$43,612	$42,120
Residential mortgage-backed	2,292	—	69	—	2,361	2,292
Total held to maturity	44,437	(25)	1,561	—	45,973	44,412
Available for sale:
U.S. government and government agency	2,268,596	—	9,608	(42,863)	2,235,341	2,235,341
State and municipal:
Special revenue	1,581,778	—	3,521	(67,591)	1,517,708	1,517,708
State general obligation	272,936	—	1,439	(8,981)	265,394	265,394
Pre-refunded	85,340	—	599	(347)	85,592	85,592
Corporate backed	158,322	—	1,079	(5,827)	153,574	153,574
Local general obligation	278,165	—	922	(6,711)	272,376	272,376
Total state and municipal	2,376,541	—	7,560	(89,457)	2,294,644	2,294,644
Mortgage-backed securities:
Residential	3,411,796	(5)	11,047	(189,630)	3,233,208	3,233,208
Commercial	534,936	(425)	1,201	(3,430)	532,282	532,282
Total mortgage-backed securities	3,946,732	(430)	12,248	(193,060)	3,765,490	3,765,490
Asset-backed securities	3,910,363	—	16,161	(41,512)	3,885,012	3,885,012
Corporate:
Industrial	3,746,501	—	14,518	(93,820)	3,667,199	3,667,199
Financial	3,339,718	—	18,871	(38,076)	3,320,513	3,320,513
Utilities	795,839	—	2,970	(20,115)	778,694	778,694
Other	653,194	—	2,493	(4,452)	651,235	651,235
Total corporate	8,535,252	—	38,852	(156,463)	8,417,641	8,417,641
Foreign government	1,928,978	(216)	11,936	(185,373)	1,755,325	1,755,325
Total available for sale	22,966,462	(646)	96,365	(708,728)	22,353,453	22,353,453
Total investments in fixed maturity securities	$23,010,899	$(671)	$97,926	$(708,728)	$22,399,426	$22,397,865

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
December 31, 2023
Held to maturity:
State and municipal	$50,547	$(43)	$3,132	$—	$53,636	$50,504
Residential mortgage-backed	2,868	—	107	—	2,975	2,868
Total held to maturity	53,415	(43)	3,239	—	56,611	53,372
Available for sale:
U.S. government and government agency	1,762,997	—	11,403	(57,669)	1,716,731	1,716,731
State and municipal:
Special revenue	1,682,550	—	5,651	(82,006)	1,606,195	1,606,195
State general obligation	394,429	—	3,550	(16,405)	381,574	381,574
Pre-refunded	103,029	—	1,634	(185)	104,478	104,478
Corporate backed	166,873	(757)	696	(11,973)	154,839	154,839
Local general obligation	396,041	—	3,188	(11,893)	387,336	387,336
Total state and municipal	2,742,922	(757)	14,719	(122,462)	2,634,422	2,634,422
Mortgage-backed securities:
Residential	1,773,206	—	12,780	(163,844)	1,622,142	1,622,142
Commercial	657,157	(158)	626	(13,312)	644,313	644,313
Total mortgage-backed securities	2,430,363	(158)	13,406	(177,156)	2,266,455	2,266,455
Asset-backed securities	4,252,883	(1,164)	8,527	(73,206)	4,187,040	4,187,040
Corporate:
Industrial	3,679,219	(40)	24,312	(143,936)	3,559,555	3,559,555
Financial	2,838,220	(4,986)	14,681	(68,681)	2,779,234	2,779,234
Utilities	701,865	—	6,471	(23,412)	684,924	684,924
Other	635,975	—	1,605	(7,234)	630,346	630,346
Total corporate	7,855,279	(5,026)	47,069	(243,263)	7,654,059	7,654,059
Foreign government	1,817,386	(29,603)	15,865	(137,419)	1,666,229	1,666,229
Total available for sale	20,861,830	(36,708)	110,989	(811,175)	20,124,936	20,124,936
Total investments in fixed maturity securities	$20,915,245	$(36,751)	$114,228	$(811,175)	$20,181,547	$20,178,308
——————————
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses is recognized in the consolidated statements of income. Amount excludes unrealized losses relating to non-credit factors.

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the years ended December 31, 2024 and 2023:

	State and Municipal
(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$43	$114
Change in allowance for expected credit losses	(18)	(71)
Allowance for expected credit losses, end of period	$25	$43

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the years ended December 31, 2024 and 2023:

	2024						2023
(In thousands)	Foreign Government	Corporate	Mortgage- Backed	Asset-backed	State and Municipal	Total	Foreign Government	Corporate	Mortgage- Backed	Asset-backed	State and Municipal	Total
Balance, beginning of period	$29,603	$5,026	$158	$1,164	$757	$36,708	$32,633	$4,701	$18	$—	$—	$37,352
Change on securities for which credit losses were not previously recorded	347	—	1,706	—	—	2,053	—	982	1,766	1,444	821	5,013
Change on securities for which credit losses were previously recorded	(29,355)	(5,026)	(831)	(1,164)	(757)	(37,133)	(3,030)	(650)	(1,624)	(280)	(64)	(5,648)
Reduction due to disposals	(379)	—	(603)	—	—	(982)	—	(7)	(2)	—	—	(9)
Balance, end of period	$216	$—	$430	$—	$—	$646	$29,603	$5,026	$158	$1,164	$757	$36,708
During the year ended December 31, 2024, the Company decreased the allowance for expected credit losses for available for sale securities utilizing its credit loss assessment process and inputs used in its credit loss model, primarily due to improved pricing associated with foreign government securities and corporate securities. During the year ended December 31, 2023, the Company decreased the allowance for expected credit losses for available for sale securities utilizing its credit loss assessment process and inputs used in its credit loss model due to a reduction in unrealized losses primarily associated with foreign government securities.
The amortized cost and fair value of fixed maturity securities at December 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,744,361	$1,719,948
Due after one year through five years	9,337,291	9,059,599
Due after five years through ten years	3,966,371	3,902,808
Due after ten years	4,013,827	3,949,220
Mortgage-backed securities	3,949,024	3,767,851
Total	$23,010,874	$22,399,426
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $25 thousand related to held to maturity securities.
At December 31, 2024 and 2023, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity. At December 31, 2024, investments with a carrying value of $2,167 million were on deposit in custodial or trust accounts, of which $1,223 million was on deposit with insurance regulators, $884 million was on deposit in support of the Company’s underwriting activities at Lloyd’s, $33 million was on deposit as security for reinsurance clients and $27 million was on deposit as security for letters of credit issued in support of the Company’s reinsurance operations.

(4)    Investments in Equity Securities
At December 31, 2024 and 2023, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2024
Common stocks	$612,479	$223,981	$(76,293)	$760,167	$760,167
Preferred stocks	329,495	122,716	(8,590)	443,621	443,621
Total	$941,974	$346,697	$(84,883)	$1,203,788	$1,203,788

December 31, 2023
Common stocks	$664,997	$191,806	$(18,749)	$838,054	$838,054
Preferred stocks	284,335	3,075	(35,117)	252,293	252,293
Total	$949,332	$194,881	$(53,866)	$1,090,347	$1,090,347

(5)    Arbitrage Trading Account
At December 31, 2024 and 2023, the fair value and carrying value of the arbitrage trading account were $1,123 million and $938 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of December 31, 2024, the fair value of long option contracts outstanding was $26 million (notional amount of $582 million) and the fair value of short option contracts outstanding was $73 million (notional amount of $582 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(6)    Net Investment Income
Net investment income consists of the following:

(In thousands)	2024	2023	2022
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$1,260,429	$929,098	$549,281
Arbitrage trading account (1)	69,573	69,369	45,213
Equity securities	48,920	55,726	52,600
Investment funds	(11,491)	16,743	145,099
Real estate	(23,616)	(11,185)	(3,087)
Gross investment income	1,343,815	1,059,751	789,106
Investment expense	(10,654)	(6,916)	(9,921)
Net investment income	$1,333,161	$1,052,835	$779,185

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
The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments of $279 million as of December 31, 2024.
Investment funds consist of the following:

	Carrying Value as of December 31,		(Loss) Income From Investment Funds For the Year Ended
(In thousands)	2024	2023	2024	2023	2022
Financial services	$430,163	$433,407	$(39,418)	$(10,911)	$34,030
Transportation	286,426	344,278	13,335	40,607	53,180
Real estate	178,685	201,625	12,195	(6,676)	48,723
Infrastructure	151,560	130,589	17,071	13,049	4,603
Energy	42,776	114,794	14,501	5,058	1,425
Other funds	378,636	396,962	(29,175)	(24,384)	3,138
Total	$1,468,246	$1,621,655	$(11,491)	$16,743	$145,099
The Company's share of the earnings or losses of investment funds is primarily reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the Company’s minority investment in Lifson Re, a Bermuda reinsurance company. Effective January 1, 2021, Lifson Re participated on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 22.5% share of placed amounts. The share was increased to 30% on July 1, 2022 and was increased to 32.5% effective January 1, 2025. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. For the years ended December 31, 2024 and 2023, the Company ceded approximately $417 million and $437 million, respectively, of written premiums to Lifson Re.
Other funds include deferred compensation trust assets of $38 million and $36 million in 2024 and 2023, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(8)    Real Estate
Investment in real estate represents directly owned property held for investment, as follows:

	As of December 31,
(In thousands)	2024	2023
Properties in operation	$1,063,687	$1,022,654
Properties under development	227,768	227,220
Total	$1,291,455	$1,249,874
In 2024, properties in operation primarily included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $38,671,000 and $32,745,000 as of December 31, 2024 and 2023, respectively. Related depreciation expense was $8,633,000 and $8,935,000 for the years ended December 31, 2024 and 2023, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $35,394,421 in 2025, $34,739,030 in 2026, $34,191,439 in 2027, $35,009,348 in 2028, $30,586,197 in 2029 and $426,838,709 thereafter.
A mixed-use project in Washington, D.C. had been under development in 2024 and 2023, with the completed portion as noted above reported in properties in operation as of December 31, 2024.
The Company had commitments to invest up to $48 million in certain real estate investment projects as of December 31, 2024.

(9)    Loans Receivable
At December 31, 2024 and 2023, loans receivable were as follows:

	As of December 31,
(In thousands)	2024	2023
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$402,382	$200,381
Commercial loans	3,071	890
Total	$405,453	$201,271

Fair value:
Real estate loans	$402,177	$197,354
Commercial loans	3,071	890
Total	$405,248	$198,244
The real estate loans are secured by commercial and residential real estate primarily located in the U.K. and New York. These loans generally earn interest at fixed or stepped interest rates and have maturities through 2028. The commercial loans are with small business owners who have secured the related financing with the assets of the business. Commercial loans primarily earn interest on a fixed basis and have varying maturities generally not exceeding 5 years.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the years ended December 31, 2024 and 2023:

	2024			2023
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Allowance for expected credit losses, beginning of period	$2,983	$21	$3,004	$1,100	$691	$1,791
Reduction due to write-offs	—	—	—	—	(569)	(569)
Change in allowance for expected credit losses	(1,895)	5	(1,890)	1,883	(101)	1,782
Allowance for expected credit losses, end of period	$1,088	$26	$1,114	$2,983	$21	$3,004
During the year ended December 31, 2024, the Company decreased the allowance for expected credit losses due to a decrease in the weighted average life of the loan portfolio. During the year ended December 31, 2023, the Company increased the allowance for expected credit losses due to changes in economic assumptions utilized in its credit loss model.
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

(10)    Net Investment Gains
Net investment gains were as follows:

(In thousands)	2024	2023	2022
Net investment gains:
Fixed maturity securities:
Gains	$15,486	$2,003	$4,224
Losses	(32,866)	(25,429)	(11,654)
Equity securities (1):
Net realized gains (losses) on investment sales (2)	116,475	161,271	(12,879)
Change in unrealized gains (losses)	120,799	70,448	(632)
Investment funds	1,835	(25,625)	12,407
Real estate (3) (4)	(2,647)	(70,934)	293,525
Loans receivable	—	(18,841)	(32)
Other (5)	(139,344)	(45,353)	(67,648)
Net realized and unrealized gains on investments in earnings before allowance for expected credit losses	79,738	47,540	217,311
Change in allowance for expected credit losses on investments:
Fixed maturity securities	36,080	715	(14,841)
Loans receivable	1,890	(1,213)	(73)
Change in allowance for expected credit losses on investments	37,970	(498)	(14,914)
Net investment gains	117,708	47,042	202,397
Income tax expense	(29,205)	(10,250)	(42,670)
After-tax net investment gains	$88,503	$36,792	$159,727

Change in unrealized investment gains (losses):
Fixed maturity securities without allowance for expected credit losses	$83,395	$389,839	$(1,216,292)
Fixed maturity securities with allowance for expected credit losses	4,428	643	(28,370)
Investment funds	(3,217)	3,989	(2,019)
Other	(132)	(1,568)	(1,447)
Total change in unrealized investment gains (losses)	84,474	392,903	(1,248,128)
Income tax (expense) benefit	(15,292)	(86,350)	264,325
Noncontrolling interests	2	(2)	(2)
After-tax change in unrealized investment gains (losses)	$69,184	$306,551	$(983,805)
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
(2) In 2023, the Company completed a sale of the property and casualty insurance services division of Breckenridge IS, Inc. and recognized a pre-tax net realized gain on investment of $89 million on the sale (proceeds from the sale is presented on the business disposition line within the Consolidated Statements of Cash Flows).
(3) The Company recognized impairments on real estate of $72 million in 2023.
(4) In 2022, the Company realized a gain on the sale of a real estate investment in London, U.K. of $251 million, net of transaction expenses and the foreign currency impact, including the reversal of the currency translation adjustment (proceeds from the real estate and related entity are presented on the business disposition line within the Consolidated Statements of Cash Flows).
(5) Primarily relates to realized foreign currency losses upon the disposition of fixed maturity securities.

(11)    Fixed Maturity Securities in an Unrealized Loss Position
The following tables summarize all fixed maturity securities in an unrealized loss position at December 31, 2024 and 2023 by the length of time those securities have been continuously in an unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
U.S. government and government agency	$767,515	$9,637	$560,260	$33,226	$1,327,775	$42,863
State and municipal	348,116	8,027	1,411,761	81,430	1,759,877	89,457
Mortgage-backed securities	1,541,464	21,326	1,060,823	171,734	2,602,287	193,060
Asset-backed securities	411,763	4,613	626,237	36,899	1,038,000	41,512
Corporate	1,791,970	21,346	2,951,377	135,117	4,743,347	156,463
Foreign government	600,103	17,933	476,479	167,440	1,076,582	185,373
Fixed maturity securities	$5,460,931	$82,882	$7,086,937	$625,846	$12,547,868	$708,728

December 31, 2023
U.S. government and government agency	$384,392	$6,655	$614,623	$51,014	$999,015	$57,669
State and municipal	264,273	3,013	1,680,034	119,449	1,944,307	122,462
Mortgage-backed securities	278,819	2,025	1,360,748	175,131	1,639,567	177,156
Asset-backed securities	413,511	2,070	2,176,035	71,136	2,589,546	73,206
Corporate	874,754	11,975	4,418,309	231,288	5,293,063	243,263
Foreign government	204,908	1,758	794,174	135,661	999,082	137,419
Fixed maturity securities	$2,420,657	$27,496	$11,043,923	$783,679	$13,464,580	$811,175
Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
Fixed Maturity Securities — A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2024 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	50	$138,388	$157,424
Corporate	19	50,525	2,922
State and municipal	6	28,150	1,921
Mortgage-backed securities	17	3,684	206
Asset-backed securities	1	9	1
Total	93	$220,756	$162,474
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

The following tables present the assets and liabilities measured at fair value as of December 31, 2024 and 2023 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$2,235,341	$—	$2,235,341	$—
State and municipal	2,294,644	—	2,294,644	—
Mortgage-backed securities	3,765,490	—	3,765,490	—
Asset-backed securities	3,885,012	—	3,885,012	—
Corporate	8,417,641	—	8,397,974	19,667
Foreign government	1,755,325	—	1,755,325	—
Total fixed maturity securities available for sale	22,353,453	—	22,333,786	19,667
Equity securities:
Common stocks	760,167	757,115	1,011	2,041
Preferred stocks	443,621	—	439,947	3,674
Total equity securities	1,203,788	757,115	440,958	5,715
Arbitrage trading account	1,122,599	1,062,459	56,630	3,510
Total	$24,679,840	$1,819,574	$22,831,374	$28,892
Liabilities:
Trading account securities sold but not yet purchased	$73,358	$73,358	$—	$—

December 31, 2023
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$1,716,731	$—	$1,716,731	$—
State and municipal	2,634,422	—	2,634,422	—
Mortgage-backed securities	2,266,455	—	2,266,455	—
Asset-backed securities	4,187,040	—	4,187,040	—
Corporate	7,654,059	—	7,654,059	—
Foreign government	1,666,229	—	1,666,229	—
Total fixed maturity securities available for sale	20,124,936	—	20,124,936	—
Equity securities:
Common stocks	838,054	835,338	1,158	1,558
Preferred stocks	252,293	—	248,598	3,695
Total equity securities	1,090,347	835,338	249,756	5,253
Arbitrage trading account	938,049	546,110	388,167	3,772
Total	$22,153,332	$1,381,448	$20,762,859	$9,025
Liabilities:
Trading account securities sold but not yet purchased	$9,357	$9,357	$—	$—

The following tables summarize changes in Level 3 assets and liabilities for the years ended December 31, 2024 and 2023:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Losses	Impairments	Purchases	Sales	Paydowns/Maturities	Transfers In / Out	Ending Balance
Year ended December 31, 2024
Assets:
Fixed maturity securities available for sale:
Corporate	$—	$—	$(333)	$—	$—	$—	$—	$20,000	$19,667
Total	—	—	(333)	—	—	—	—	20,000	19,667
Equity securities:
Common stocks	1,558	611	—	—	—	(128)	—	—	2,041
Preferred stocks	3,695	36	—	—	—	(57)	—	—	3,674
Total	5,253	647	—	—	—	(185)	—	—	5,715
Arbitrage trading account	3,772	(261)	—	—	—	(38)	—	37	3,510
Total	$9,025	$386	$(333)	$—	$—	$(223)	$—	$20,037	$28,892

Year ended December 31, 2023
Assets:
Fixed maturity securities available for sale:
Corporate	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total	—	—	—	—	—	—	—	—	—
Equity securities:
Common stocks	2,599	(1,041)	—	—	—	—	—	—	1,558
Preferred stocks	11,299	(3)	—	(7,601)	—		—	—	3,695
Total	13,898	(1,044)	—	(7,601)	—	—	—	—	5,253
Arbitrage trading account	3,590	117	—	—	—	—	—	65	3,772
Total	$17,488	$(927)	$—	$(7,601)	$—	$—	$—	$65	$9,025
For the year ended December 31, 2024, one corporate security was transferred into level 3 from level 2 given there were no quoted prices or observable inputs available. For the years ended December 31, 2024 and 2023, one security in each year within the arbitrage trading account portfolio that no longer had a publicly traded price was transferred into Level 3.

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
The following tables present undiscounted incurred and paid claims development as of December 31, 2024, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR). The information about incurred and paid claims development for the years ended December 31, 2014 to 2023 is presented as supplementary information. To enhance the comparability of the loss development data, the Company has removed the impact of foreign exchange rate movements by using the December 31, 2024 exchange rate for all periods.

Insurance
Other Liability
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2024
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$934,138	$969,246	$944,351	$948,706	$951,981	$963,118	$969,789	$999,316	$1,005,801	$1,019,173	$32,718	28
2016		1,003,192	995,148	1,005,560	1,018,025	1,032,281	1,048,121	1,079,436	1,121,260	1,122,233	59,052	29
2017			1,055,253	1,088,787	1,111,550	1,129,392	1,169,138	1,238,759	1,256,832	1,289,349	79,218	28
2018				1,095,529	1,123,152	1,113,675	1,148,972	1,225,588	1,291,745	1,374,348	98,378	28
2019					1,232,661	1,228,679	1,230,016	1,286,835	1,362,171	1,396,012	139,046	30
2020						1,330,660	1,204,248	1,148,852	1,157,392	1,187,560	181,892	24
2021							1,522,682	1,378,751	1,332,486	1,352,616	285,076	26
2022								1,810,560	1,815,653	1,798,403	688,730	28
2023									2,111,178	2,075,065	1,312,841	25
2024										2,379,621	2,070,647	18
Total										$14,994,380

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$80,079	$205,207	$374,666	$528,935	$665,272	$745,994	$804,340	$862,557	$916,787	$948,434
2016		67,290	203,890	383,909	550,589	667,761	757,110	860,423	944,014	996,649
2017			77,719	251,172	447,743	632,721	767,665	922,090	1,038,695	1,119,123
2018				85,148	261,789	432,148	611,323	801,409	979,311	1,122,768
2019					86,531	271,854	467,267	699,906	902,686	1,073,894
2020						70,540	222,274	417,860	614,351	812,453
2021							75,101	265,080	484,588	794,392
2022								92,248	352,886	704,307
2023									91,733	366,496
2024										95,137
Total										$8,033,653
	Reserves for loss and loss adjustment expenses before 2015, net of reinsurance									178,312
	Reserves for loss and loss adjustment expenses, net of reinsurance									$7,139,039

Workers' Compensation
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2024
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$712,800	$690,525	$650,997	$641,169	$626,432	$620,741	$617,477	$612,687	$603,731	$604,806	$14,681	58
2016		702,716	696,339	684,700	660,520	651,278	657,972	654,385	641,549	639,412	15,340	58
2017			762,093	733,505	689,622	673,216	683,880	682,153	675,871	669,988	15,800	58
2018				778,964	724,697	715,055	724,056	721,170	715,018	708,336	14,769	56
2019					784,281	721,018	732,762	734,034	722,456	714,086	18,751	54
2020						725,245	716,430	704,008	668,222	652,424	12,026	42
2021							742,687	701,703	667,517	649,222	22,916	46
2022								772,620	745,218	715,578	56,385	46
2023									784,906	758,657	146,880	45
2024										811,614	378,116	46
Total										$6,924,123

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$139,320	$323,744	$421,734	$477,541	$512,933	$531,512	$544,849	$557,215	$564,658	$570,125
2016		142,998	338,835	446,072	504,850	537,861	558,934	572,669	584,330	591,005
2017			153,456	362,299	468,817	525,753	559,198	583,258	603,006	617,243
2018				171,006	397,464	508,546	574,889	613,675	642,292	660,237
2019					184,715	397,376	515,914	581,003	618,324	644,772
2020						172,478	380,454	485,203	548,585	579,332
2021							172,729	384,867	490,648	547,863
2022								180,982	408,929	527,145
2023									195,204	418,788
2024										196,104
Total										$5,352,614
		Reserves for loss and loss adjustment expenses before 2015, net of reinsurance								246,975
		Reserves for loss and loss adjustment expenses, net of reinsurance								$1,818,484

Professional Liability
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2024
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$256,877	$255,638	$272,360	$274,229	$289,722	$281,461	$281,906	$286,203	$285,591	$285,252	$11,809	8
2016		307,902	322,107	359,228	400,178	437,690	467,183	462,868	449,033	452,769	15,280	10
2017			331,362	330,753	337,256	376,096	383,246	392,447	401,170	401,789	26,447	11
2018				333,254	320,784	332,201	358,676	381,613	397,102	393,029	59,723	11
2019					334,137	330,146	344,036	353,131	362,333	364,231	62,324	12
2020						391,532	373,550	336,231	312,169	299,806	56,121	11
2021							521,744	468,567	444,060	408,536	119,166	12
2022								644,950	582,764	553,174	307,294	12
2023									642,582	634,269	404,820	13
2024										648,064	499,645	13
Total										$4,440,919

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$20,271	$85,061	$139,244	$186,834	$215,640	$232,187	$239,162	$246,160	$258,640	$265,643
2016		28,432	102,079	200,949	254,694	296,742	356,717	404,669	412,243	421,639
2017			36,381	96,025	162,469	242,696	260,764	306,270	329,021	349,406
2018				28,072	99,433	154,953	198,351	243,813	283,349	315,361
2019					31,563	97,082	147,500	199,942	234,789	270,623
2020						27,895	79,968	128,579	168,670	196,332
2021							28,465	85,661	152,764	219,932
2022								33,336	90,416	160,965
2023									40,973	121,991
2024										40,200
Total										$2,362,092
	Reserves for loss and loss adjustment expenses before 2015, net of reinsurance									49,908
	Reserves for loss and loss adjustment expenses, net of reinsurance									$2,128,735

Auto
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2024
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$374,801	$398,090	$403,449	$411,886	$412,416	$410,762	$407,874	$409,797	$409,329	$410,218	$784	50
2016		414,205	415,208	425,808	426,365	423,216	423,171	425,063	426,814	425,280	1,648	48
2017			412,917	410,409	412,760	417,010	423,180	427,474	428,064	429,646	2,931	44
2018				423,120	443,203	459,826	474,469	502,221	511,283	513,458	5,358	43
2019					462,866	465,817	483,438	508,501	525,110	532,292	9,383	43
2020						493,527	396,616	407,515	433,980	440,625	5,170	29
2021							552,002	517,233	552,219	583,693	26,200	35
2022								723,266	740,688	763,806	83,225	41
2023									890,682	907,503	226,458	43
2024										1,062,427	569,636	41
Total										$6,068,948

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$155,699	$255,990	$310,923	$353,772	$379,779	$392,093	$397,747	$401,130	$402,938	$405,009
2016		178,350	270,304	330,222	375,891	394,720	404,241	412,624	418,672	421,309
2017			173,668	256,952	314,336	356,864	385,822	403,421	414,033	421,898
2018				173,779	272,020	337,599	397,517	445,527	479,144	493,942
2019					179,847	279,858	360,921	423,225	473,940	499,996
2020						136,899	213,638	285,875	346,892	402,177
2021							168,497	289,016	379,966	476,462
2022								237,885	394,136	531,324
2023									271,552	467,227
2024										295,450
Total										$4,414,794
		Reserves for loss and loss adjustment expenses before 2015, net of reinsurance								2,295
		Reserves for loss and loss adjustment expenses, net of reinsurance								$1,656,449

Short-tail lines
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2024
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$718,877	$708,711	$705,938	$704,501	$697,123	$695,584	$693,963	$694,284	$699,018	$697,949	$1,485	29
2016		752,238	756,684	744,208	738,577	732,853	735,299	733,993	734,306	732,544	1,814	31
2017			730,239	729,675	723,989	722,967	722,697	723,925	722,551	722,138	2,262	39
2018				741,002	731,643	728,426	726,956	724,399	723,401	718,987	4,803	46
2019					703,177	684,671	674,717	668,632	668,628	658,367	4,744	41
2020						882,508	887,821	905,858	909,800	912,987	3,715	36
2021							805,048	809,924	793,394	790,478	11,207	33
2022								904,554	889,173	880,040	25,611	31
2023									1,035,378	997,176	66,732	28
2024										1,254,576	450,792	24
Total										$8,365,242

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$380,892	$592,871	$647,710	$669,556	$678,891	$684,679	$691,365	$691,545	$700,792	$702,432
2016		403,529	652,336	693,535	708,340	713,193	719,883	720,716	725,721	727,943
2017			429,132	667,750	695,566	707,472	710,624	717,788	723,111	725,516
2018				401,547	645,228	691,499	708,449	707,471	712,526	715,238
2019					392,083	600,257	629,427	641,809	649,886	651,960
2020						447,105	768,617	829,586	884,460	888,746
2021							388,917	677,015	732,996	755,877
2022								440,856	761,924	827,552
2023									531,838	846,828
2024										559,186
Total										$7,401,278
	Reserves for loss and loss adjustment expenses before 2015, net of reinsurance									5,937
	Reserves for loss and loss adjustment expenses, net of reinsurance									$969,901

Reinsurance & Monoline Excess
Casualty
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2024
For the Year Ended December 31,
	Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR
2015	$285,491	$261,479	$260,696	$281,470	$321,934	$331,370	$333,368	$335,541	$336,653	$346,178	$9,461
2016		265,059	277,255	269,643	292,188	325,777	325,590	332,538	328,079	332,140	12,449
2017			255,303	245,631	263,327	285,053	304,542	320,518	334,003	344,072	19,683
2018				245,491	235,054	254,696	270,699	282,547	310,129	327,489	26,167
2019					260,178	257,452	264,664	265,001	294,105	315,025	35,101
2020						333,743	329,319	327,257	346,355	345,540	62,760
2021							425,922	428,105	421,190	423,874	118,203
2022								488,982	501,517	474,466	208,624
2023									472,810	466,192	305,158
2024										429,455	382,444
Total										$3,804,431

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$24,672	$61,106	$110,230	$163,728	$203,940	$232,001	$260,577	$278,540	$295,608	$308,837
2016		26,599	73,546	115,017	159,651	193,167	228,163	249,017	267,375	279,490
2017			25,295	54,395	86,509	143,838	169,379	198,517	233,096	269,239
2018				18,921	52,668	93,211	128,691	163,823	207,435	245,037
2019					21,506	52,609	81,222	116,579	170,169	219,777
2020						28,291	66,937	109,396	171,527	217,958
2021							24,649	76,977	145,859	211,884
2022								28,029	83,590	159,100
2023									17,622	66,568
2024										16,794
Total										$1,994,684
	Reserves for loss and loss adjustment expenses before 2015, net of reinsurance									357,939
		Reserves for loss and loss adjustment expenses, net of reinsurance								$2,167,686

Monoline Excess
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2024
For the Year Ended December 31,
	Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR
2015	$69,977	$57,897	$50,099	$45,115	$39,682	$39,781	$36,774	$32,604	$33,590	$28,220	$5,749
2016		72,657	70,281	71,404	64,957	65,485	65,222	63,932	59,804	55,371	5,800
2017			76,701	80,508	70,749	71,025	66,795	65,147	62,213	57,073	8,242
2018				77,820	72,505	71,448	66,180	60,347	58,244	54,784	14,257
2019					78,929	77,482	76,242	76,478	73,571	70,929	13,613
2020						84,354	83,468	82,952	80,946	70,219	23,018
2021							98,110	90,980	89,220	84,681	27,325
2022								128,923	101,725	100,612	26,481
2023									110,446	86,901	41,059
2024										120,046	98,632
Total										$728,836

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$2,069	$2,481	$3,272	$4,099	$4,416	$5,083	$5,421	$6,457	$6,844	$7,402
2016		2,498	4,783	5,573	5,928	7,685	9,883	11,819	13,569	16,872
2017			6,282	12,810	15,356	17,327	18,375	19,275	21,275	23,523
2018				6,141	8,230	9,368	10,359	12,414	13,583	14,952
2019					6,241	10,884	12,728	15,436	18,836	21,094
2020						4,869	8,699	10,471	12,869	15,427
2021							4,586	6,026	8,872	11,412
2022								5,898	10,564	17,778
2023									6,390	12,471
2024										5,723
Total										$146,654
	Reserves for loss and loss adjustment expenses before 2015, net of reinsurance									577,639
	Reserves for loss and loss adjustment expenses, net of reinsurance									$1,159,821

Property
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2024
For the Year Ended December 31,
	Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR
2015	$141,484	$132,570	$146,437	$145,422	$144,486	$146,140	$145,697	$146,346	$146,893	$146,485	$444
2016		185,533	191,947	198,909	198,523	204,004	201,996	203,070	204,190	203,198	781
2017			227,950	223,315	222,463	221,413	215,295	215,723	216,854	215,714	347
2018				125,574	128,611	120,284	121,985	120,254	118,633	117,569	918
2019					119,838	93,038	97,748	96,681	96,575	95,708	1,282
2020						131,649	133,897	132,670	137,504	136,155	844
2021							156,046	168,265	165,760	161,699	2,766
2022								205,886	205,569	202,600	24,379
2023									176,457	172,995	37,096
2024										255,770	137,881
Total										$1,707,893

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$64,495	$103,634	$123,995	$133,605	$137,708	$140,564	$141,963	$143,103	$143,999	$144,369
2016		91,514	150,326	174,449	185,937	193,595	195,736	200,070	201,985	202,409
2017			87,892	162,814	194,150	202,436	206,018	209,232	211,837	212,577
2018				46,892	80,976	98,416	103,833	112,061	113,418	114,035
2019					35,563	69,694	83,990	86,633	88,628	90,550
2020						39,652	81,238	102,593	111,508	118,503
2021							31,624	92,579	130,371	145,315
2022								56,483	128,640	152,174
2023									58,316	110,095
2024										69,379
Total										$1,359,406
	Reserves for loss and loss adjustment expenses before 2015, net of reinsurance									1,971
	Reserves for loss and loss adjustment expenses, net of reinsurance									$350,458

The reconciliation of the net incurred and paid claims development tables to the reserves for losses and loss expenses in the consolidated balance sheet is as follows:

(In thousands)	December 31, 2024
Undiscounted reserves for loss and loss expenses, net of reinsurance:
Other liability	$7,139,039
Workers' compensation	1,818,484
Professional liability	2,128,735
Auto	1,656,449
Short-tail lines	969,901
Other	180,628
Insurance	13,893,236
Casualty	2,167,686
Monoline excess	1,159,821
Property	350,458
Reinsurance & Monoline Excess	3,677,965
Total undiscounted reserves for loss and loss expenses, net of reinsurance	$17,571,201

(In thousands)	December 31, 2024
Due from reinsurers on unpaid claims:
Other liability	$1,044,974
Workers' compensation	175,244
Professional liability	1,148,320
Auto	82,331
Short-tail lines	434,368
Other	121,010
Insurance	3,006,247
Casualty	104,928
Monoline excess	36,042
Property	54,172
Reinsurance & Monoline Excess	195,142
Total due from reinsurers on unpaid claims	$3,201,389

(In thousands)	December 31, 2024
Loss reserve discount:
Other liability	$—
Workers' compensation	(11,662)
Professional liability	—
Auto	—
Short-tail lines	—
Other	—
Insurance	(11,662)
Casualty	(68,788)
Monoline excess	(324,110)
Property	—
Reinsurance & Monoline Excess	(392,898)
Total loss reserve discount	$(404,560)
Total gross reserves for loss and loss expenses	$20,368,030
The following is supplementary information regarding average historical claims duration as of December 31, 2024:

Insurance
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Other liability	5.7%	13.2%	15.8%	16.2%	13.2%	10.6%	8.6%	6.5%	5.0%	3.1%
Workers' compensation	24.7%	31.1%	16.3%	9.1%	5.2%	3.5%	2.5%	2.0%	1.1%	0.9%
Professional liability	7.3%	16.0%	16.3%	14.8%	9.0%	10.1%	6.7%	3.1%	3.2%	2.5%
Auto	33.7%	20.4%	14.8%	12.1%	8.2%	4.2%	2.2%	1.4%	0.5%	0.5%
Short-tail lines	53.1%	33.6%	6.2%	2.8%	0.7%	0.8%	0.5%	0.3%	0.8%	0.2%

Reinsurance & Monoline Excess
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Casualty	6.3%	11.0%	12.7%	14.5%	11.7%	11.2%	9.0%	7.1%	4.3%	3.8%
Monoline excess	7.3%	5.1%	3.3%	2.7%	3.1%	2.6%	2.7%	3.6%	3.7%	2.0%
Property	34.4%	32.1%	15.1%	5.6%	3.7%	1.5%	1.2%	0.7%	0.4%	0.3%

The table below provides a reconciliation of the beginning and ending reserve balances:

(In thousands)	2024	2023	2022
Net reserves at beginning of year	$15,661,820	$14,248,879	$12,848,362
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	7,083,999	6,311,780	5,774,713
Increase in estimates for claims occurring in prior years (2)	14,350	29,681	54,511
Loss reserve discount accretion	33,246	30,681	32,526
Total	7,131,595	6,372,142	5,861,750
Net payments for claims:
Current year	1,278,585	1,217,078	1,068,577
Prior year	4,205,845	3,764,532	3,279,333
Total	5,484,430	4,981,610	4,347,910
Foreign currency translation	(142,344)	22,409	(113,323)
Net reserves at end of year	17,166,641	15,661,820	14,248,879
Ceded reserve at end of year	3,201,389	3,077,832	2,762,344
Gross reserves at end of year	$20,368,030	$18,739,652	$17,011,223

Net change in premiums and losses occurring in prior years:
Increase in estimates for claims occurring in prior years (2)	$(14,350)	$(29,681)	$(54,511)
Retrospective premium adjustments for claims occurring in prior years (3)	18,782	10,782	18,106
Net premium and reserve development on prior years	$4,432	$(18,899)	$(36,405)
_______________________________________
(1)Claims occurring during the current year are net of loss reserve discounts of $49 million, $47 million and $35 million in 2024, 2023, and 2022, respectively.
(2)The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $13 million in 2024, decreased by $13 million in 2023, and increased by $16 million in 2022.
(3)For certain retrospectively rated insurance polices and reinsurance agreements, changes in loss and loss expenses for prior years are offset by additional or return premiums.
The ultimate net impact of COVID-19 on the Company’s reserves remains uncertain. As of December 31, 2024, the Company had recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $381 million, of which $326 million relates to the Insurance segment and $55 million relates to the Reinsurance & Monoline Excess segment. Such $381 million of COVID-19-related losses included $379 million of reported losses and $2 million of IBNR.
Favorable prior year development (net of additional and return premiums) was $4 million in 2024.
Insurance – Reserves for the Insurance segment developed unfavorably by $8 million in 2024 (net of additional and return premiums). The adverse development was driven by the commercial auto liability and other liability occurrence lines of business, and was largely offset by favorable development for workers’ compensation, professional liability, products liability, and commercial property lines of business.
The adverse commercial auto liability development was concentrated in accident years 2021 through 2023, while the adverse other liability occurrence development was focused across accident years 2015 through 2022. The majority of the other liability occurrence development was driven by umbrella and excess liability claims, of which a significant portion related to underlying commercial auto exposures. The Company believes that commercial auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of aggressive actions by the plaintiffs’ bar such as litigation funding, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among other factors.
The favorable workers’ compensation development for the Insurance segment was mainly related to accident years 2016 through 2023, with accident years 2020 through 2023 contributing the most. For workers’ compensation, favorable reported claim frequency, below expectations, continued to be the main driver of the favorable reserve development. The favorable development for both the professional liability and products liability lines of business was related mainly to accident years 2020 through 2023. For both of these lines, reported claim frequency and incurred losses for accident years 2020 through 2023 were better than expected, which drove the favorable reserve development. Business written in these years also benefitted from significant price increases, which the Company now believes will result in higher profitability than initially anticipated. The favorable development for commercial property was mainly associated with the 2023 accident year, and resulted from better than expected settlements for both catastrophe related and non-catastrophe claims.
Reinsurance & Monoline Excess – Reserves for the Reinsurance & Monoline Excess segment developed favorably by $12 million in 2024 (net of additional and return premiums). The favorable development was driven mainly by excess workers’ compensation business, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to expectations, and favorable claim settlements spread across many prior accident years. The unfavorable development for non-proportional reinsurance was concentrated mainly in accident years 2015 through 2019 and was associated primarily with our U.S. and U.K. excess general liability reinsurance businesses, including coverage for cedants insuring construction projects.
Unfavorable prior year development (net of additional and return premiums) was $19 million in 2023.
Insurance – Reserves for the Insurance segment developed unfavorably by $21 million in 2023 (net of additional and return premiums). The unfavorable development for the segment was concentrated in the early part of the year. A key driver of the unfavorable development early in 2023 was property catastrophe losses related to 2022 events which were still being adjusted and settled during the early part of 2023. In particular, losses related to U.S. winter storms which occurred during the month of December 2022 were a significant contributor to the development, as information gathering and evaluation of many of these claims were still ongoing into the new year.
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
Reinsurance & Monoline Excess – Reserves for the Reinsurance & Monoline Excess segment developed favorably by $2 million in 2023 (net of additional and return premiums). The overall favorable prior year development for the segment was driven mainly by favorable development in excess workers’ compensation, substantially offset by unfavorable development in the non-proportional reinsurance assumed liability, excess general liability (including umbrella), and commercial auto liability lines of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to our expectations, and to favorable claim settlements. The favorable development was spread across many prior accident years. The unfavorable development for non-proportional reinsurance assumed liability and excess general liability was associated primarily with our U.S. assumed reinsurance business, and related to accounts reinsuring excess and umbrella business and construction projects. The adverse development was concentrated mainly in accident years 2017 through 2020. The unfavorable development for commercial auto liability was concentrated in the 2022 accident year and related to commercial auto program business.
Unfavorable prior year development (net of additional and return premiums) was $36 million in 2022.

Insurance – Reserves for the Insurance segment developed unfavorably by $41 million in 2022 (net of additional and return premiums). The unfavorable development in the segment primarily related to COVID-19 losses at two businesses. These businesses wrote policies providing coverage for event cancellation and film production delay which were heavily impacted by losses directly caused by the COVID-19 pandemic. Most of this COVID-19 related unfavorable development emerged during the third quarter as a result of settlements of claims at values higher than our expectations. However, the Company believes that as a result of these settlements the remaining level of uncertainty around the ultimate value of its known COVID-19 claims has been significantly reduced.
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
Reinsurance & Monoline Excess – Reserves for the Reinsurance & Monoline Excess segment developed favorably by $5 million in 2022 (net of additional and return premiums). The overall favorable development for the segment was driven mainly by favorable development in excess workers compensation, substantially offset by unfavorable development in the professional liability, non-proportional reinsurance assumed liability, and commercial auto liability lines of business. The favorable excess workers’ compensation development was spread across most prior accident years, including 2012 and prior years, and was driven by a review of the Company’s claim reporting patterns as well as a number of favorable claim settlements relative to expectations. The unfavorable professional liability and non-proportional reinsurance assumed liability development was concentrated mainly in accident years 2016 through 2018 and was associated primarily with our U.S. assumed reinsurance business and related to accounts insuring construction projects and professional liability exposures. The unfavorable development for commercial auto liability was concentrated in the 2021 accident year and related to commercial auto program business.
Environmental and Asbestos — To date, known environmental and asbestos claims have not had a material impact on the Company’s operations, because its subsidiaries generally did not insure large industrial companies that are subject to significant environmental or asbestos exposures prior to 1986 when an absolute exclusion was incorporated into standard policy language.
The Company’s net reserves for losses and loss expenses relating to asbestos and environmental claims on policies written before adoption of the absolute exclusion was $16 million and $17 million at December 31, 2024 and 2023, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
Discounting — The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,358 million and $1,352 million at December 31, 2024 and 2023, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $405 million and $390 million at December 31, 2024 and 2023, respectively. At December 31, 2024, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.6%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2024) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2024), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates prescribed or permitted by the Department of Insurance of the State of Delaware.

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
The following is a summary of reinsurance financial information:

(In thousands)	2024	2023	2022
Written premiums:
Direct	$12,904,893	$11,676,743	$10,695,138
Assumed	1,306,198	1,295,263	1,213,914
Ceded	(2,238,995)	(2,017,539)	(1,904,982)
Total net written premiums	$11,972,096	$10,954,467	$10,004,070

Earned premiums:
Direct	$12,346,924	$11,112,980	$10,217,891
Assumed	1,364,774	1,246,288	1,226,801
Ceded	(2,163,213)	(1,958,581)	(1,883,263)
Total net earned premiums	$11,548,485	$10,400,687	$9,561,429

Ceded losses and loss expenses incurred	$1,368,279	$1,376,144	$1,269,338
Ceded commission earned	$505,753	$471,841	$477,437

The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the years ended December 31, 2024 and 2023:

(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$35,110	$30,660
Change in allowance for expected credit losses	4,774	4,450
Allowance for expected credit losses, end of period	$39,884	$35,110
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the years ended December 31, 2024 and 2023:

(In thousands)	2024	2023
Allowance for expected credit losses, beginning of period	$8,404	$8,064
Change in allowance for expected credit losses	(54)	340
Allowance for expected credit losses, end of period	$8,350	$8,404
The following table presents the amounts due from reinsurers as of December 31, 2024:

(In thousands)

Lifson Re	$416,509
Lloyd’s of London	356,338
Partner Re	314,891
Munich Re	287,864
Berkshire Hathaway	274,182
Hannover Re Group	222,719
Renaissance Re	215,300
Swiss Re	159,462
Liberty Mutual	120,381
Everest Re	93,223
Axis Capital	83,756
Arch Capital Group	67,357
Sompo Holdings Group	59,074
Fairfax Financial	58,585
Nationwide Group	52,111
Korean Re	51,233
Axa Insurance	50,002
TOA RE	47,501
Markel Corp Group	42,982
MS & AD Insurance Group	34,680
Helvetia Holdings Group	29,490
Chubb Group	26,708
Other reinsurers less than $20,000	380,775
Subtotal	3,445,123
Residual market pools (1)	120,922
Allowance for expected credit losses	(8,350)
Total	$3,557,695
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

(15)    Indebtedness
Indebtedness consisted of the following as of December 31, 2024 (the difference between the face value and the carrying value is unamortized discount and debt issuance costs):

			Carrying Value
(In thousands)	Interest Rate	Face Value	2024	2023
Senior notes and other debt due on:
February 15, 2037	6.250%	$250,000	$248,666	$248,556
August 1, 2044	4.750%	350,000	346,389	346,205
May 12, 2050	4.000%	470,000	489,207	489,964
March 30, 2052	3.550%	400,000	394,609	394,411
September 30, 2061	3.150%	350,000	343,314	343,129
Subsidiary debt and other (1)	Various	8,973	8,973	5,686
Total senior notes and other debt		$1,828,973	$1,831,158	$1,827,951
Subordinated debentures due on:
March 30, 2058	5.700%	$185,000	$179,650	$179,489
December 30, 2059	5.100%	300,000	291,656	291,418
September 30, 2060	4.250%	250,000	244,813	244,668
March 30, 2061	4.125%	300,000	293,689	293,515
Total subordinated debentures		$1,035,000	$1,009,808	$1,009,090
________________
(1) Subsidiary debt of $9.4 million is due in 2025, partially offset by the unamortized cost of $0.4 million due to entering into the $300 million senior unsecured revolving credit facility.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of December 31, 2024, there were no borrowings outstanding under the facility.

(16)    Income Taxes
Income tax expense (benefit) consists of:

(In thousands)	Current Expense	Deferred Expense (Benefit)	Total
December 31, 2024
Domestic	$344,210	$51,754	$395,964
Foreign	69,312	44,640	113,952
Total expense	$413,522	$96,394	$509,916

December 31, 2023
Domestic	$352,891	$(43,456)	$309,435
Foreign	44,372	16,750	61,122
Total expense (benefit)	$397,263	$(26,706)	$370,557

December 31, 2022
Domestic	$295,849	$(27,544)	$268,305
Foreign	42,890	23,532	66,422
Total expense (benefit)	$338,739	$(4,012)	$334,727

Income before income taxes from domestic operations was $1,840 million, $1,430 million and $1,240 million for the years ended December 31, 2024, 2023 and 2022, respectively. Income before income taxes from foreign operations was $424 million, $324 million and $480 million for the years ended December 31, 2024, 2023 and 2022, respectively.

A reconciliation of the income tax expense and the amounts computed by applying the Federal and foreign income tax rate of 21% for 2024, 2023 and 2022 to pre-tax income are as follows:

(In thousands)	2024	2023	2022
Computed “expected” tax expense	$475,543	$368,425	$361,133
Tax-exempt investment income	(7,110)	(8,361)	(10,815)
Change in valuation allowance	(220)	(10,883)	(28,064)
Impact of foreign operations and related tax rates	19,317	(1,896)	(3,444)
State and local taxes, net of federal benefit	12,329	12,271	8,976
Other, net	10,057	11,001	6,941
Total expense	$509,916	$370,557	$334,727

At December 31, 2024 and 2023, the tax effects of differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

(In thousands)	2024	2023
Deferred tax asset:
Loss reserve discounting	$218,222	$230,956
Unearned premiums	216,721	200,938
Unrealized investment losses	58,701	126,693
Net operating losses & foreign tax credits	62,159	59,154
Other-than-temporary impairments	7,149	12,691
Employee compensation plans	70,529	68,062
Other	81,915	78,025
Gross deferred tax asset	715,396	776,519
Less valuation allowance	(36,063)	(36,283)
Deferred tax asset	679,333	740,236
Deferred tax liability:
Amortization of intangibles	15,124	15,205
Loss reserve discounting - transition rule	4,944	9,894
Deferred policy acquisition costs	195,150	176,281
Property, furniture and equipment	45,276	43,501
Investment funds	184,899	161,867
Other	78,874	66,525
Deferred tax liability	524,267	473,273
Net deferred tax asset	$155,066	$266,963

The Company had a net current tax payable of $14 million and $46 million at December 31, 2024 and 2023, respectively. At December 31, 2024, the Company had foreign net operating loss carryforwards of $196 million that have no expiration date. At both December 31, 2024 and 2023, the Company had a valuation allowance of $36 million. The Company has provided a valuation allowance against the utilization of $13 million of foreign tax credits and the future net operating loss carryforward benefits of $23 million for certain foreign operations. The statute of limitations for the Company’s U.S. Federal income tax returns has closed for all years through December 31, 2020.

The realization of the deferred tax asset is dependent upon the Company’s ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future current operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $481 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

(17)    Dividends from Subsidiaries and Statutory Financial Information
The Company’s insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. The Company’s lead insurer, Berkley Insurance Company ("BIC"), directly or indirectly owns all of the Company’s other insurance companies. During 2025, the maximum amount of dividends that can be paid by BIC without such approval is approximately $1.6 billion.
BIC’s combined net income and statutory capital and surplus, as determined in accordance with statutory accounting practices ("SAP"), are as follows:

(In thousands)	2024	2023	2022
Net income	$1,624,686	$1,176,255	$1,358,813
Statutory capital and surplus	$9,421,874	$8,776,138	$8,330,587
    The significant variances between SAP and GAAP are that for statutory purposes bonds are carried at amortized cost, unrealized gains and losses on equity securities are recorded in surplus, acquisition costs are charged to income as incurred, deferred Federal income taxes are subject to limitations, excess and assumed workers’ compensation reserves are discounted at different discount rates and certain assets designated as “non-admitted assets” are charged against surplus. The Commissioner of Insurance of the State of Delaware has allowed BIC to recognize a non-tabular discount on certain workers' compensation loss reserves, which is a permitted practice that differs from SAP. The effect of using this permitted practice was an increase to BIC’s statutory capital and surplus by $163 million at December 31, 2024.
The National Association of Insurance Commissioners (“NAIC”) has risk-based capital (“RBC”) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company’s mix of products and its balance sheet. This guidance is used to calculate two capital measurements: Total Adjusted Capital and RBC Authorized Control Level. Total Adjusted Capital is equal to the Company’s statutory capital and surplus excluding capital and surplus derived from the use of permitted practices that differ from statutory accounting practices. RBC Authorized Control Level is the capital level used by regulatory authorities to determine whether remedial action is required. Generally, no remedial action is required if Total Adjusted Capital is 200% or more of the RBC Authorized Control Level. At December 31, 2024, BIC’s Total Adjusted Capital of $9.3 billion was 411% of its RBC Authorized Control Level.
See Note 3, Investments in Fixed Maturity Securities, for a description of assets held on deposit as security.

(18)    Common Stockholders’ Equity
The weighted average number of shares used in the computation of net income per share was as follows:

(In thousands)	2024	2023	2022
Basic	399,734	406,500	415,278
Diluted	403,224	409,948	419,192

Treasury shares have been excluded from average outstanding shares from the date of acquisition. The weighted average number of basic shares outstanding includes the impact of 17,659,297 common shares held in a grantor trust. The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since shares deliverable under vested RSUs were already included in diluted shares outstanding. The difference in calculating basic and diluted net income per share is attributable entirely to the dilutive effect of stock-based compensation plans. Changes in shares of common stock outstanding, net of treasury shares, are presented below. Shares of common stock issued and outstanding do not include shares related to unissued restricted stock units (including shares held in the grantor trust).

	2024	2023	2022
Balance, beginning of year	384,817,136	396,819,150	397,756,323
Shares issued	951,930	1,059,500	1,118,418
Shares repurchased	(5,702,996)	(13,061,514)	(2,055,591)
Balance, end of year	380,066,070	384,817,136	396,819,150

The amount of dividends paid is dependent upon factors such as the receipt of dividends from our subsidiaries, our results of operations, cash flow, financial condition and business needs, the capital and surplus requirements of our subsidiaries, and applicable insurance regulations that limit the amount of dividends that may be paid by our regulated insurance subsidiaries.

(19)    Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2024 and 2023:

	2024		2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$22,397,865	$22,399,426	$20,178,308	$20,181,547
Equity securities	1,203,788	1,203,788	1,090,347	1,090,347
Arbitrage trading account	1,122,599	1,122,599	938,049	938,049
Loans receivable	405,453	405,248	201,271	198,244
Cash and cash equivalents	1,974,747	1,974,747	1,363,195	1,363,195
Trading accounts receivable from brokers and clearing organizations	60,327	60,327	303,614	303,614
Due from broker	—	—	36,747	36,747

Liabilities:
Due to broker	70,483	70,483	—	—
Trading account securities sold but not yet purchased	73,358	73,358	9,357	9,357
Senior notes and other debt	1,831,158	1,425,852	1,827,951	1,480,076
Subordinated debentures	1,009,808	805,864	1,009,090	929,598
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
At December 31, 2024, the Company had commitments to invest up to $279 million and $48 million in certain investment funds and real estate construction projects, respectively.

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
    The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information is as follows:

	For the Year Ended December 31,

(In thousands)	2024	2023
Leases:
Lease cost	$45,718	$44,256
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$49,441	$49,910
Right-of-use assets obtained in exchange for new lease liabilities	$43,624	$53,753

	As of December 31,
($ in thousands)	2024	2023
Right-of-use assets	$180,035	$176,496
Lease liabilities	$218,397	$218,621
Weighted-average remaining lease term	7.2 years	7.3 years
Weighted-average discount rate	5.59%	5.10%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	December 31, 2024
Contractual Maturities:
2025	$48,822
2026	41,861
2027	32,775
2028	30,550
2029	27,374
Thereafter	81,980
Total undiscounted future minimum lease payments	263,362
Less: Discount impact	44,965
Total lease liability	$218,397

(22)    Stock Incentive Plan
Pursuant to the Company's stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. The following table summarizes RSU information for the three years ended December 31, 2024:

	2024	2023	2022
RSUs granted and unvested at beginning of period:	6,435,267	6,927,639	7,716,779
Granted	1,217,056	1,647,690	1,537,440
Vested	(1,594,183)	(1,726,956)	(1,888,020)
Canceled	(323,743)	(413,106)	(438,560)
RSUs granted and unvested at end of period:	5,734,397	6,435,267	6,927,639

Upon vesting, shares of the Company’s common stock equal to the number of vested RSUs are issued or deferred to a later date, depending on the terms of the specific award agreement. As of December 31, 2024, 17,589,942 RSUs had been deferred. RSUs that have not yet vested and vested RSUs that have been deferred are not considered to be issued and outstanding shares.

The fair value of RSUs at the date of grant are recorded as unearned compensation, a component of stockholders’ equity, and expensed over the vesting period. Following is a summary of changes in unearned compensation for the three years ended December 31, 2024:

(In thousands)	2024	2023	2022
Unearned compensation at beginning of year	$148,080	$142,060	$135,535
RSUs granted, net of cancellations	63,347	62,418	60,628
RSUs expensed	(52,380)	(49,200)	(47,611)
RSUs forfeitures	(5,718)	(7,198)	(6,492)
Unearned compensation at end of year	$153,329	$148,080	$142,060

(23)    Compensation Plans
The Company and its subsidiaries have profit sharing plans in which substantially all employees participate. The plans provide for minimum annual contributions of 5% of eligible compensation; contributions above the minimum are discretionary and vary with each participating businesses's profitability. Employees become eligible to participate in the plan on the first day of the calendar quarter following the first full calendar quarter after the employee's date of hire provided the employee has completed 250 hours of service during the calendar quarter. The plans provide that 40% of the contributions vest immediately and that the remaining 60% vest at varying percentages based upon years of service. Profit sharing expense was $72 million, $75 million and $62 million in 2024, 2023 and 2022, respectively.
The Company has a long-term incentive compensation plan ("LTIP") that provides for compensation to key executives based on the growth in the Company's book value per share over a five year period.
The following table summarizes the outstanding LTIP awards as of December 31, 2024:

	Units Outstanding	Maximum Value	Inception to date earned through December 31, 2024 on outstanding units
2020 grant	196,500	$19,650,000	$19,650,000
2021 grant	206,000	20,600,000	20,600,000
2022 grant	227,750	22,775,000	20,169,540
2023 grant	241,000	24,100,000	12,466,473
2024 grant	253,750	25,375,000	6,476,304

The following table summarizes the LTIP expense for each of the three years ended December 31, 2024:

(In thousands)	2024	2023	2022
2018 grant	$—	$(125)	$4,299
2019 grant	—	3,366	6,904
2020 grant	135	7,047	6,653
2021 grant	3,543	6,561	6,574
2022 grant	8,167	6,155	6,232
2023 grant	7,076	5,424	—
2024 grant	6,476	—	—
Total	$25,397	$28,428	$30,662

(24)    Supplemental Financial Statement Data
Other operating costs and expenses consist of the following:

(In thousands)	2024	2023	2022
Amortization of deferred policy acquisition costs	$1,219,849	$1,038,975	$1,038,903
Insurance operating expenses	2,075,053	1,915,711	1,635,000
Insurance service expenses	90,640	91,714	96,419
Net foreign currency (gains) losses	(52,376)	31,799	(50,930)
Other costs and expenses	269,140	285,737	242,113
Total	$3,602,306	$3,363,936	$2,961,505

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
The Company's chief operating decision maker ("CODM") is the President and Chief Executive Officer. The CODM assesses performance, makes decisions and allocates resources for each of the three reportable segments based on their contribution towards the Company's profitability and balance sheet strength. Certain key metrics such as combined ratio and return on allocated capital for the Insurance and Reinsurance & Monoline Excess segments, as well as Corporate segment expenditures, are examples of key components of the assessment, decision-making and resource-allocation process.
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

	Revenues				Expenses
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Losses and Loss Expenses	Policy Acquisition and Insurance Operating Expenses	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Year ended December 31, 2024
Insurance	$10,086,308	$1,057,738	$37,455	$11,181,501	$6,332,490	$2,863,697	$43,231	$9,239,418	$1,942,083	$1,503,875
Reinsurance & Monoline Excess	1,462,177	234,728	—	1,696,905	799,105	431,205	—	1,230,310	466,595	367,569
Corporate, other and eliminations (3)	—	40,695	601,943	642,638	—	—	904,531	904,531	(261,893)	(203,832)
Net investment gains	—	—	117,708	117,708	—	—	—	—	117,708	88,503
Consolidated	$11,548,485	$1,333,161	$757,106	$13,638,752	$7,131,595	$3,294,902	$947,762	$11,374,259	$2,264,493	$1,756,115

Year ended December 31, 2023
Insurance	$9,007,376	$783,660	$36,830	$9,827,866	$5,615,526	$2,545,310	$37,112	$8,197,948	$1,629,918	$1,283,281
Reinsurance & Monoline Excess	1,393,311	221,966	—	1,615,277	756,616	409,376	—	1,165,992	449,285	355,155
Corporate, other and eliminations (3)	—	47,209	605,544	652,753	—	—	1,024,595	1,024,595	(371,842)	(293,869)
Net investment gains	—	—	47,042	47,042	—	—	—	—	47,042	36,792
Consolidated	$10,400,687	$1,052,835	$689,416	$12,142,938	$6,372,142	$2,954,686	$1,061,707	$10,388,535	$1,754,403	$1,381,359

Year ended December 31, 2022
Insurance	$8,171,828	$543,844	$33,347	$8,749,019	$5,013,614	$2,268,649	$31,294	$7,313,557	$1,435,462	$1,153,231
Reinsurance & Monoline Excess	1,389,601	200,512	—	1,590,113	848,136	405,254	—	1,253,390	336,723	271,580
Corporate, other and eliminations (3)	—	34,829	590,141	624,970	—	—	879,871	879,871	(254,901)	(203,476)
Net investment gains	—	—	202,397	202,397	—	—	—	—	202,397	159,727
Consolidated	$9,561,429	$779,185	$825,885	$11,166,499	$5,861,750	$2,673,903	$911,165	$9,446,818	$1,719,681	$1,381,062

Identifiable Assets
(In thousands)	December 31,
	2024	2023
Insurance	$33,030,140	$29,976,619
Reinsurance & Monoline Excess	5,669,729	5,545,249
Corporate, other and eliminations (3)	1,867,399	1,680,147
Consolidated	$40,567,268	$37,202,015
_______________________________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2) Revenues for Insurance includes $1,471 million, $1,171 million, and $1,029 million in 2024, 2023 and 2022, respectively, from foreign countries. Revenues for Reinsurance & Monoline Excess includes $485 million, $463 million, and $412 million in 2024, 2023 and 2022, respectively, from foreign countries.
(3) Corporate, other and eliminations represent corporate revenues and expenses and certain other items that are not allocated to business segments.

Net premiums earned by major line of business were as follows:

(In thousands)	2024	2023	2022
Insurance
Other liability	$4,068,662	$3,605,298	$3,188,399
Short-tail lines (1)	2,201,661	1,825,027	1,562,122
Auto	1,481,569	1,270,907	1,097,704
Workers' compensation	1,237,888	1,212,294	1,197,810
Professional liability	1,096,528	1,093,850	1,125,793
Total Insurance	10,086,308	9,007,376	8,171,828
Reinsurance & Monoline Excess
Casualty (2)	771,329	821,826	893,777
Property (2)	424,296	330,359	278,807
Monoline Excess (3)	266,552	241,126	217,017
Total Reinsurance & Monoline Excess	1,462,177	1,393,311	1,389,601
Total	$11,548,485	$10,400,687	$9,561,429

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
During the quarter ended December 31, 2024, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
W. R. Berkley Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited W. R. Berkley Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules II to VI (collectively, the consolidated financial statements), and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
February 24, 2025

ITEM 9B. OTHER INFORMATION

    None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, and which is incorporated herein by reference.

(b) Security ownership of management

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, and which is incorporated herein by reference.

(c) Changes in control

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, and which is incorporated herein by reference.

(d) Equity compensation plan information

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, and which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185.
Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, and which is incorporated herein by reference.

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

(4.9)	Subordinated Indenture, dated as of March 26, 2018, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 26, 2018).

(4.10)	First Supplemental Indenture, dated as of March 26, 2018, between the Company and The Bank of New York Mellon, as Trustee, relating to $185,000,000 principal amount of the Company’s 5.700% Subordinated Debentures due 2058, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 26, 2018).

(4.11)	Second Supplemental Indenture, dated as of December 16, 2019, between the Company and the Bank of New York Mellon, as Trustee, relating to $300,000,000 principal amount of the Company's 5.100% Subordinated Debentures due 2059, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 16, 2019).

(4.12)	Third Supplemental Indenture, dated as of September 21, 2020, between the Company and The Bank of New York Mellon, as Trustee, relating to $250,000,000 principal amount of the Company’s 4.250% Subordinated Debentures due 2060, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on September 21, 2020).

(4.13)	Fourth Supplemental Indenture, dated as of February 10, 2021, between the Company and The Bank of New York Mellon, as Trustee, relating to $300,000,000 principal amount of the Company’s 4.125% Subordinated Debentures due 2061, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on February 10, 2021).

(4.14)	The instruments defining the rights of holders of the other long term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.

(10.1)	Credit Agreement, dated as of April 1, 2022, by and among W. R. Berkley Corporation, as borrower, each lender from time to time party thereto, Credit Suisse AG, New York Branch, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc. as Syndication Agents, and Bank of America, N.A., as Administrative Agent, Several L/C Agent and Fronting L/C Issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on April 4, 2022).

(10.2)	W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company’s 2018 Proxy Statement (File No. 1-15202) filed with the Commission on April 19, 2018).

(10.3)	Form of Restricted Stock Unit Agreement for grant of April 4, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

(10.4)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2005).

(10.5)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2010).

(10.6)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 8, 2012).

(10.7)	Form of 2014 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 7, 2014).

(10.8)	Form of 2015 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 9, 2015).

(10.9)	Form of 2017 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 8, 2017).

(10.10)	Form of 2018 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 7, 2018).

(10.11)	Form of 2020 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 5, 2020).

(10.12)	Form of 2023 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on February 23, 2024).

(10.13)	Form of 2024 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 4, 2024).

(10.14)	W. R. Berkley Corporation Deferred Compensation Plan for Officers as amended and restated effective December 1, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on November 12, 2021).

(10.15)	W. R. Berkley Corporation Deferred Compensation Plan for Directors as amended and restated effective December 1, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on November 12, 2021).

(10.16)	W. R. Berkley Corporation Amended and Restated Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on February 25, 2019).

(10.17)	W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's current Report on Form 8-K (File No. 1-15202) filed with the Commission on February 25, 2019).

(10.18)	Form of 2021 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 4, 2021).

(10.19)	Form of 2022 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2022).

(10.20)	Form of 2023 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 4, 2023).

(10.21)	Form of 2024 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2024).

(10.22)	W. R. Berkley Corporation 2009 Directors Stock Plan (incorporated by reference to Annex B of the Company’s 2021 Proxy Statement (File No. 1-15202) filed with the Commission on April 27, 2021).

(10.23)	Supplemental Benefits Agreement between William R. Berkley and the Company as amended and restated as of December 21, 2011 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on February 28, 2012).

(14)	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 14, 2005).

(19.1)	Insider Trading Policy

(21)	List of the Company’s subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	W. R. Berkley Corporation Clawback Policy (incorporated by reference to Exhibit 97 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on February 23, 2024).
ITEM 16. FORM 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    W. R. BERKLEY CORPORATION

By	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr. President and Chief Executive Officer
February 24, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley	Executive Chairman	February 24, 2025
William R. Berkley	of the Board of Directors

/s/ W. Robert Berkley, Jr.	President	February 24, 2025
W. Robert Berkley, Jr.	Chief Executive Officer and Director
(Principal executive officer)

/s/ Christopher L. Augostini	Director	February 24, 2025
Christopher L. Augostini

/s/ Ronald E. Blaylock	Director	February 24, 2025
Ronald E. Blaylock

/s/ Mary C. Farrell	Director	February 24, 2025
Mary C. Farrell

/s/ María Luisa Ferré	Director	February 24, 2025
María Luisa Ferré

/s/ Marie A. Mattson	Director	February 24, 2025
Marie A. Mattson

/s/ Daniel L. Mosley	Director	February 24, 2025
Daniel L. Mosley

/s/ Mark L. Shapiro	Director	February 24, 2025
Mark L. Shapiro

/s/ Jonathan Talisman	Director	February 24, 2025
Jonathan Talisman

/s/ Richard M. Baio	Executive Vice President	February 24, 2025
Richard M. Baio	and Chief Financial Officer
(Principal financial officer and principal accounting officer)

Schedule II
W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
(In thousands)	2024	2023
Assets:
Cash and cash equivalents	$112,931	$128,434
Fixed maturity securities available for sale at fair value (cost $251,938 and $190,708 at December 31, 2024 and 2023, respectively)	251,800	189,189
Loans receivable (net of allowance for expected credit losses of $591 and $1,146 at December 31, 2024 and 2023, respectively)	27,659	91,304
Equity securities, at fair value (cost $3,430 at both December 31, 2024 and 2023)	3,430	3,430
Investment in subsidiaries	10,770,734	9,887,117
Current federal income taxes	36,417	—
Deferred federal income taxes	228,329	278,946
Property, furniture and equipment at cost, less accumulated depreciation	9,320	10,382
Other assets	126,799	44,186
Total assets	$11,567,419	$10,632,988
Liabilities and stockholders’ equity:
Liabilities:
Due to subsidiaries	$182,445	$178,676
Other liabilities	158,281	166,399
Current federal income taxes	—	1,721
Subordinated debentures	1,009,808	1,009,090
Senior notes	1,821,774	1,821,671
Total liabilities	3,172,308	3,177,557
Stockholders’ equity:
Preferred stock	—	—
Common stock	158,705	158,705
Additional paid-in capital	984,825	964,789
Retained earnings (including accumulated undistributed net income of subsidiaries of $9,216,210 and $8,497,674 at December 31, 2024 and 2023, respectively)	12,265,070	11,040,908
Accumulated other comprehensive loss	(934,269)	(925,838)
Treasury stock, at cost	(4,079,220)	(3,783,133)
Total stockholders’ equity	8,395,111	7,455,431
Total liabilities and stockholders’ equity	$11,567,419	$10,632,988
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial information.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Income (Parent Company)

	Year Ended December 31,
(In thousands)	2024	2023	2022
Management fees and investment income including dividends from subsidiaries of $1,196,538, $1,261,166, and $22,807 for the years ended December 31, 2024, 2023 and 2022, respectively	$1,252,194	$1,325,997	$32,585
Net investment gains (losses)	90,284	(5,895)	1,007
Other income	853	368	1,916
Total revenues	1,343,331	1,320,470	35,508
Operating costs and expense	277,679	272,750	192,175
Interest expense	126,400	126,397	129,633
Income (loss) before federal income taxes	939,252	921,323	(286,300)
Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	424,456	253,292	414,660
Federal income tax expense on a consolidated return basis	(356,943)	(284,757)	(258,776)
Net federal income tax benefit (expense)	67,513	(31,465)	155,884
Income (loss) before undistributed equity in net income of subsidiaries	1,006,765	889,858	(130,416)
Equity in undistributed net income of subsidiaries	749,350	491,501	1,511,478
Net income	$1,756,115	$1,381,359	$1,381,062
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial information.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Cash Flows (Parent Company)

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash flow from (used in) operating activities:
Net income	$1,756,115	$1,381,359	$1,381,062
Adjustments to reconcile net income to net cash from operating activities:
Net investment (gains) losses	(90,284)	5,895	(1,007)
Depreciation and (accretion) amortization	(5,120)	(6,753)	4,281
Equity in undistributed earnings of subsidiaries	(749,350)	(491,501)	(1,511,478)
Tax payments received from subsidiaries	432,402	373,504	321,682
Federal income taxes provided by subsidiaries on a separate return basis	(424,456)	(253,292)	(414,660)
Stock incentive plans	54,381	51,000	49,411
Change in:
Federal income taxes	(9,346)	(15,793)	(40,746)
Equity in undistributed earnings of other investments	(10,444)	—	—
Other assets	(9,888)	(5,647)	3,163
Other liabilities	114,418	(88,954)	87,100
Accrued investment income	(1,740)	1,200	890
Net cash from (used in) operating activities	1,056,688	951,018	(120,302)
Cash (used in) from investing activities:
Proceeds from sales of fixed maturity securities	598,915	748,825	543,549
Proceeds from maturities and prepayments of fixed maturity securities	260,999	82,075	83,134
Cost of purchases of fixed maturity securities	(824,476)	(732,685)	(109,289)
Change in loans receivable	64,200	17,843	(16,249)
Investments in and advances to subsidiaries, net	(238,337)	21,605	(171,062)
Change in balance due to security broker	(71,143)	(38)	(10,289)
Net additions to real estate, furniture & equipment	(37)	(18)	(432)
Other, net	73	290	368
Net cash (used in) from investing activities	(209,806)	137,897	319,730
Cash used in financing activities:
Net proceeds from issuance of senior notes	—	—	(914)
Repayment and redemption of debt	—	—	(426,503)
Purchase of common treasury shares	(303,655)	(537,163)	(94,140)
Cash dividends to common stockholders	(531,953)	(501,456)	(235,192)
Other, net	(26,777)	(25,384)	(23,194)
Net cash used in from financing activities	(862,385)	(1,064,003)	(779,943)
Net (decrease) increase in cash and cash equivalents	(15,503)	24,912	(580,515)
Cash and cash equivalents at beginning of year	128,434	103,522	684,037
Cash and cash equivalents at end of year	$112,931	$128,434	$103,522
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial information.

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
December 31, 2024
Note to Condensed Financial Information (Parent Company)
The accompanying condensed financial information should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2023 and 2022 financial statements as originally reported to conform them to the presentation of the 2024 financial statements.
The Company files a consolidated federal income tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, federal income taxes payable by subsidiary companies on a separate-return basis are paid to W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

Schedule III

W. R. Berkley Corporation and Subsidiaries
Supplementary Insurance Information
December 31, 2024, 2023 and 2022

(In thousands)	Deferred Policy Acquisition Cost	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Loss and Loss Expenses	Amortization of Deferred Policy Acquisition Cost	Other Operating Costs and Expenses	Net Premiums Written
December 31, 2024
Insurance	$840,917	$16,887,821	$5,836,435	$10,086,308	$1,057,738	$6,332,490	$1,081,170	$1,825,758	$10,549,550
Reinsurance & Monoline Excess	110,811	3,480,209	538,677	1,462,177	234,728	799,105	138,679	292,526	1,422,546
Corporate, other and eliminations	—	—	—	—	40,695	—	—	264,173	—
Total	$951,728	$20,368,030	$6,375,112	$11,548,485	$1,333,161	$7,131,595	$1,219,849	$2,382,457	$11,972,096
December 31, 2023
Insurance	$736,348	$15,298,372	$5,322,869	$9,007,376	$783,660	$5,615,526	$897,908	$1,684,514	$9,560,533
Reinsurance & Monoline Excess	125,261	3,441,280	599,457	1,393,311	221,966	756,616	141,067	268,309	1,393,934
Corporate, other and eliminations	—	—	—	—	47,209	—	—	372,138	—
Total	$861,609	$18,739,652	$5,922,326	$10,400,687	$1,052,835	$6,372,142	$1,038,975	$2,324,961	$10,954,467
December 31, 2022
Insurance	$633,493	$13,655,613	$4,708,586	$8,171,828	$543,844	$5,013,614	$881,567	$1,418,374	$8,609,028
Reinsurance & Monoline Excess	129,993	3,355,610	589,068	1,389,601	200,512	848,136	157,336	247,918	1,395,042
Corporate, other and eliminations	—	—	—	—	34,829	—	—	256,310	—
Total	$763,486	$17,011,223	$5,297,654	$9,561,429	$779,185	$5,861,750	$1,038,903	$1,922,602	$10,004,070
__________________________
See Report of Independent Registered Public Accounting Firm.

Schedule IV

W. R. Berkley Corporation and Subsidiaries
Reinsurance
Years ended December 31, 2024, 2023 and 2022

	Premiums Written
(In thousands, other than percentages)	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2024
Insurance	$12,417,129	$2,112,582	$245,003	$10,549,550	2.3%
Reinsurance & Monoline Excess	487,764	126,413	1,061,195	1,422,546	74.6%
Total	$12,904,893	$2,238,995	$1,306,198	$11,972,096	10.9%
Year ended December 31, 2023
Insurance	$11,209,325	$1,900,560	$251,768	$9,560,533	2.6%
Reinsurance & Monoline Excess	467,418	116,979	1,043,495	1,393,934	74.9%
Total	$11,676,743	$2,017,539	$1,295,263	$10,954,467	11.8%
Year ended December 31, 2022
Insurance	$10,193,154	$1,796,845	$212,719	$8,609,028	2.5%
Reinsurance & Monoline Excess	501,984	108,137	1,001,195	1,395,042	71.8%
Total	$10,695,138	$1,904,982	$1,213,914	$10,004,070	12.1%
___________________________
See Report of Independent Registered Public Accounting Firm.

Schedule V

W. R. Berkley Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2024, 2023 and 2022

(In thousands)	Opening Allowance Balance	Additions- Charged to Expense	Deduction- Amounts Written Off	Ending Allowance Balance
Year ended December 31, 2024
Premiums, fees and other receivables	$42,325	$15,743	$(8,587)	$49,481
Due from reinsurers	8,404	568	(622)	8,350
Deferred federal and foreign income taxes	36,283	9,219	(9,439)	36,063
Fixed maturity securities	36,751	2,053	(38,133)	671
Loan loss reserves	3,004	5	(1,895)	1,114
Total	$126,767	$27,588	$(58,676)	$95,679
Year ended December 31, 2023
Premiums, fees and other receivables	$36,931	$13,637	$(8,243)	$42,325
Due from reinsurers	8,064	340	—	8,404
Deferred federal and foreign income taxes	47,166	3,864	(14,747)	36,283
Fixed maturity securities	37,466	5,013	(5,728)	36,751
Loan loss reserves	1,791	1,782	(569)	3,004
Total	$131,418	$24,636	$(29,287)	$126,767
Year ended December 31, 2022
Premiums, fees and other receivables	$30,860	$13,734	$(7,663)	$36,931
Due from reinsurers	7,713	352	(1)	8,064
Deferred federal and foreign income taxes	75,230	1,046	(29,110)	47,166
Fixed maturity securities	22,625	15,152	(311)	37,466
Loan loss reserves	1,718	73	—	1,791
Total	$138,146	$30,357	$(37,085)	$131,418
_______________________
See Report of Independent Registered Public Accounting Firm.

Schedule VI

W. R. Berkley Corporation and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
Years Ended December 31, 2024, 2023 and 2022

(In thousands)	2024	2023	2022
Deferred policy acquisition costs	$951,728	$861,609	$763,486
Reserves for losses and loss expenses	20,368,030	18,739,652	17,011,223
Unearned premiums	6,375,112	5,922,326	5,297,654
Net premiums earned	11,548,485	10,400,687	9,561,429
Net investment income	1,333,161	1,052,835	779,185
Losses and loss expenses incurred:
Current year	7,083,999	6,311,780	5,774,713
Prior years	14,350	29,681	54,511
Loss reserve discount accretion	33,246	30,681	32,526
Amortization of deferred policy acquisition costs	1,219,849	1,038,975	1,038,903
Paid losses and loss expenses	5,484,430	4,981,610	4,347,910
Net premiums written	11,972,096	10,954,467	10,004,070
___________________
See Report of Independent Registered Public Accounting Firm.