Form 10-Q
period 2025-03-31
BERKLEY W R CORP
filed 2025-05-02
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of April 28, 2025: 379,355,841

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
Item 6. Exhibits
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $24,050,085 and $23,010,899; allowance for expected credit losses of $353 and $671 at March 31, 2025 and December 31, 2024, respectively)	$23,620,804	$22,397,865
Investment funds	1,480,322	1,468,246
Real estate	1,304,443	1,291,455
Equity securities	1,145,040	1,203,788
Arbitrage trading account	831,705	1,122,599
Loans receivable (net of allowance for expected credit losses of $788 and $1,114 at March 31, 2025 and December 31, 2024, respectively)	419,880	405,453
Total investments	28,802,194	27,889,406
Cash and cash equivalents	1,720,209	1,974,747
Premiums and fees receivable (net of allowance for expected credit losses of $38,861 and $39,884 at March 31, 2025 and December 31, 2024, respectively)	3,316,909	3,266,845
Due from reinsurers (net of allowance for expected credit losses of $7,084 and $8,350 at March 31, 2025 and December 31, 2024, respectively)	3,581,920	3,557,695
Deferred policy acquisition costs	978,244	951,728
Prepaid reinsurance premiums	815,703	823,207
Trading account receivables from brokers and clearing organizations	343,796	60,327
Property, furniture and equipment	481,737	478,511
Goodwill	184,332	184,332
Accrued investment income	236,478	243,772
Current and deferred federal and foreign income taxes	—	140,966
Other assets	884,270	877,099
Total assets	$41,345,792	$40,448,635

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$20,921,987	$20,368,030
Unearned premiums	6,494,206	6,375,112
Due to reinsurers	647,378	668,652
Trading account securities sold but not yet purchased	52,407	73,358
Current and deferred federal and foreign income taxes	31,952	—
Other liabilities	1,428,680	1,715,078
Subordinated debentures	1,009,988	1,009,808
Senior notes and other debt	1,832,822	1,831,158
Total liabilities	32,419,420	32,041,196
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 1,250,000,000 shares; issued and outstanding, net of treasury shares, 379,312,871 and 380,066,070 shares, respectively	158,705	158,705
Additional paid-in capital	992,901	984,825
Retained earnings	12,652,303	12,265,070
Accumulated other comprehensive loss	(762,067)	(934,269)
Treasury stock, at cost, 414,208,938 and 413,455,739 shares, respectively	(4,127,803)	(4,079,220)
Total stockholders’ equity	8,914,039	8,395,111
Noncontrolling interests	12,333	12,328
Total equity	8,926,372	8,407,439
Total liabilities and equity	$41,345,792	$40,448,635
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended March 31,

	2025	2024
REVENUES:
Net premiums written	$3,133,302	$2,851,291
Change in net unearned premiums	(120,921)	(86,944)
Net premiums earned	3,012,381	2,764,347
Net investment income	360,292	319,839
Net investment gains:
Net realized and unrealized gains on investments	15,711	11,503
Change in allowance for expected credit losses on investments	644	14,277
Net investment gains	16,355	25,780
Revenues from non-insurance businesses	128,909	120,992
Insurance service fees	28,929	25,319
Other income	533	496
Total revenues	3,547,399	3,256,773
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,900,792	1,663,778
Other operating costs and expenses	949,910	868,589
Expenses from non-insurance businesses	126,364	118,607
Interest expense	31,727	31,728
Total operating costs and expenses	3,008,793	2,682,702
Income before income taxes	538,606	574,071
Income tax expense	(121,257)	(132,036)
Net income before noncontrolling interests	417,349	442,035
Noncontrolling interests	222	436
Net income to common stockholders	$417,571	$442,471

NET INCOME PER SHARE:
Basic	$1.05	$1.10
Diluted	$1.04	$1.09

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2025	2024
Net income before noncontrolling interests	$417,349	$442,035
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	23,930	(27,570)
Change in unrealized investment gains (losses), net of taxes	148,273	(70,122)
Other comprehensive income (loss)	172,203	(97,692)
Comprehensive income	589,552	344,343
Noncontrolling interests	223	436
Comprehensive income to common stockholders	$589,775	$344,779

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended March 31,

	2025	2024
COMMON STOCK:
Beginning and end of period	$158,705	$158,705
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$984,825	$964,789
Restricted stock units issued	(4,347)	(195)
Restricted stock units expensed	12,423	12,979
End of period	$992,901	$977,573
RETAINED EARNINGS:
Beginning of period	$12,265,070	$11,040,908
Net income to common stockholders	417,571	442,471
Dividends ($0.08 and $0.07 per share, respectively)	(30,338)	(28,221)
End of period	$12,652,303	$11,455,158
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment losses:
Beginning of period	$(517,170)	$(586,354)
Change in unrealized losses on securities without an allowance for expected credit losses	(551)	(71,109)
Change in unrealized gains on securities with an allowance for expected credit losses	148,823	987
End of period	(368,898)	(656,476)
Currency translation adjustments:
Beginning of period	(417,099)	(339,484)
Net change in period	23,930	(27,570)
End of period	(393,169)	(367,054)
Total accumulated other comprehensive loss	$(762,067)	$(1,023,530)
TREASURY STOCK:
Beginning of period	$(4,079,220)	$(3,783,133)
Stock exercised/vested	1,050	59
Stock repurchased	(49,202)	—
Other	(431)	—
End of period	$(4,127,803)	$(3,783,074)
NONCONTROLLING INTERESTS:
Beginning of period	$12,328	$13,806
Contributions	228	310
Net loss	(222)	(436)
Other comprehensive loss, net of tax	(1)	—
End of period	$12,333	$13,680
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2025	2024
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$417,571	$442,471
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(16,355)	(25,780)
Depreciation and (accretion) amortization	(9,786)	(80,784)
Noncontrolling interests	(222)	(436)
Investment funds	(27,023)	29,349
Stock incentive plans	12,423	12,979
Change in:
Arbitrage trading account	(13,525)	(14,793)
Premiums and fees receivable	(43,844)	(68,133)
Reinsurance accounts	(42,956)	81,684
Deferred policy acquisition costs	(26,822)	(28,283)
Income taxes	134,962	120,052
Reserves for losses and loss expenses	544,204	393,176
Unearned premiums	113,060	84,952
Other	(297,870)	(200,219)
Net cash from operating activities	743,817	746,235
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	290,625	426,084
Proceeds from sale of equity securities	132,663	83,987
Distributions from investment funds	16,295	31,238
Proceeds from maturities and prepayments of fixed maturity securities	1,198,698	968,330
Purchase of fixed maturity securities	(2,486,160)	(2,266,087)
Purchase of equity securities	(56,564)	(105,599)
Real estate purchased	(14,785)	(30,697)
Change in loans receivable	(3,694)	(28,150)
Net purchases of property, furniture and equipment	(16,201)	(54,335)
Change in balances due to security brokers	14,705	70,120
Net cash used in investing activities	(924,418)	(905,109)
CASH USED IN FINANCING ACTIVITIES:
Net proceeds from issuance of debt	1,638	20
Cash dividends to common stockholders	(30,338)	(28,220)
Purchase of common treasury shares	(49,202)	—
Other, net	(3,508)	(1,505)
Net cash used in financing activities	(81,410)	(29,705)
Net impact on cash due to change in foreign exchange rates	7,473	(5,563)
Net change in cash and cash equivalents	(254,538)	(194,142)
Cash and cash equivalents at beginning of period	1,974,747	1,363,195
Cash and cash equivalents at end of period	$1,720,209	$1,169,053
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. For further information related to areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Share and per share amounts have been adjusted to reflect the 3-for-2 common stock split effected on July 10, 2024.
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective income tax rate is greater than the federal income tax rate of 21%, primarily due to the geographical mix of earnings and amounts being subject to tax at a rate greater than the U.S. statutory rate and state taxes, which are partially offset by tax benefits related to tax-exempt investment income.

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 17,659,297 and 17,495,175 common shares held in a grantor trust as of March 31, 2025 and 2024, respectively). The common shares held in the grantor trust are designated for delivery upon the settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Accordingly, such shares deliverable under vested RSUs do not affect diluted shares outstanding since the shares are already included in basic shares outstanding (which includes the shares in the grantor trust referenced above). Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended March 31,

(In thousands)	2025	2024
Basic	396,929	402,317
Diluted	399,825	405,757

(3) Recent Accounting Pronouncements and Accounting Policies
Recently adopted accounting pronouncements:
    All accounting and reporting standards that became effective in 2025 were either not applicable to the Company or their adoption did not have a material impact on the Company.

Accounting and reporting standards that are not yet effective:

    In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (Topic 740), to enhance the transparency and usefulness of income tax disclosures. The guidance requires improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024. The Company will provide these additional disclosures in its financial statements for the year ended December 31, 2025.
All other recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(4) Consolidated Statements of Comprehensive Income (Loss)

    The following table presents the components of the changes in accumulated other comprehensive income (loss) ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
As of and for the three months ended March 31, 2025
Changes in AOCI
Beginning of period	$(517,170)		$(417,099)	$(934,269)
Other comprehensive income before reclassifications	144,102		23,930	168,032
Amounts reclassified from AOCI	4,171		—	4,171
Other comprehensive income	148,273		23,930	172,203
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
End of period	$(368,898)		$(393,169)	$(762,067)
Amounts reclassified from AOCI
Pre-tax	$5,280	(1)	$—	$5,280
Tax effect	(1,109)	(2)	—	(1,109)
After-tax amounts reclassified	$4,171		$—	$4,171
Other comprehensive income
Pre-tax	$185,855		$23,930	$209,785
Tax effect	(37,582)		—	(37,582)
Other comprehensive income	$148,273		$23,930	$172,203
As of and for the three months ended March 31, 2024
Changes in AOCI
Beginning of period	$(586,354)		$(339,484)	$(925,838)
Other comprehensive loss before reclassifications	(101,312)		(27,570)	(128,882)
Amounts reclassified from AOCI	31,190		—	31,190
Other comprehensive loss	(70,122)		(27,570)	(97,692)
Unrealized investment loss related to noncontrolling interest	—		—	—
Ending balance	$(656,476)		$(367,054)	$(1,023,530)
Amounts reclassified from AOCI
Pre-tax	$39,481	(1)	$—	$39,481
Tax effect	(8,291)	(2)	—	(8,291)
After-tax amounts reclassified	$31,190		$—	$31,190
Other comprehensive loss
Pre-tax	$(89,297)		$(27,570)	$(116,867)
Tax effect	19,175		—	19,175
Other comprehensive loss	$(70,122)		$(27,570)	$(97,692)
____________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
    Interest payments were $41,193,000 and $28,577,000 for the three months ended March 31, 2025 and 2024, respectively. There was an income tax refund of $18,740,000 for the three months ended March 31, 2025 and no income tax payments or refunds for the three months ended March 31, 2024.

(6) Investments in Fixed Maturity Securities
    At March 31, 2025 and December 31, 2024, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
March 31, 2025
Held to maturity:
State and municipal	$42,738	$(20)	$1,219	$—	$43,937	$42,718
Residential mortgage-backed	2,201	—	79	—	2,280	2,201
Total held to maturity	44,939	(20)	1,298	—	46,217	44,919
Available for sale:
U.S. government and government agency	2,933,935	—	21,138	(28,095)	2,926,978	2,926,978
State and municipal:
Special revenue	1,479,689	(10)	6,122	(49,162)	1,436,639	1,436,639
State general obligation	260,503	—	2,382	(6,997)	255,888	255,888
Pre-refunded	77,493	—	618	(218)	77,893	77,893
Corporate backed	157,705	—	1,214	(4,207)	154,712	154,712
Local general obligation	273,894	—	1,544	(4,537)	270,901	270,901
Total state and municipal	2,249,284	(10)	11,880	(65,121)	2,196,033	2,196,033
Mortgage-backed:
Residential	3,794,761	—	29,012	(159,398)	3,664,375	3,664,375
Commercial	428,726	—	2,973	(861)	430,838	430,838
Total mortgage-backed	4,223,487	—	31,985	(160,259)	4,095,213	4,095,213
Asset-backed	3,991,472	—	14,188	(33,989)	3,971,671	3,971,671
Corporate:
Industrial	3,754,016	—	29,080	(71,968)	3,711,128	3,711,128
Financial	3,404,293	—	34,749	(26,872)	3,412,170	3,412,170
Utilities	945,725	—	8,248	(14,619)	939,354	939,354
Other	498,350	—	2,242	(2,886)	497,706	497,706
Total corporate	8,602,384	—	74,319	(116,345)	8,560,358	8,560,358
Foreign government	2,004,584	(323)	15,604	(194,233)	1,825,632	1,825,632
Total available for sale	24,005,146	(333)	169,114	(598,042)	23,575,885	23,575,885
Total investments in fixed maturity securities	$24,050,085	$(353)	$170,412	$(598,042)	$23,622,102	$23,620,804
____________
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses is recognized in the consolidated statements of income. Amount excludes unrealized losses relating to non-credit factors.

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
December 31, 2024
Held to maturity:
State and municipal	$42,145	$(25)	$1,492	$—	$43,612	$42,120
Residential mortgage-backed	2,292	—	69	—	2,361	2,292
Total held to maturity	44,437	(25)	1,561	—	45,973	44,412
Available for sale:
U.S. government and government agency	2,268,596	—	9,608	(42,863)	2,235,341	2,235,341
State and municipal:
Special revenue	1,581,778	—	3,521	(67,591)	1,517,708	1,517,708
State general obligation	272,936	—	1,439	(8,981)	265,394	265,394
Pre-refunded	85,340	—	599	(347)	85,592	85,592
Corporate backed	158,322	—	1,079	(5,827)	153,574	153,574
Local general obligation	278,165	—	922	(6,711)	272,376	272,376
Total state and municipal	2,376,541	—	7,560	(89,457)	2,294,644	2,294,644
Mortgage-backed:
Residential	3,411,796	(5)	11,047	(189,630)	3,233,208	3,233,208
Commercial	534,936	(425)	1,201	(3,430)	532,282	532,282
Total mortgage-backed	3,946,732	(430)	12,248	(193,060)	3,765,490	3,765,490
Asset-backed	3,910,363	—	16,161	(41,512)	3,885,012	3,885,012
Corporate:
Industrial	3,746,501	—	14,518	(93,820)	3,667,199	3,667,199
Financial	3,339,718	—	18,871	(38,076)	3,320,513	3,320,513
Utilities	795,839	—	2,970	(20,115)	778,694	778,694
Other	653,194	—	2,493	(4,452)	651,235	651,235
Total corporate	8,535,252	—	38,852	(156,463)	8,417,641	8,417,641
Foreign government	1,928,978	(216)	11,936	(185,373)	1,755,325	1,755,325
Total available for sale	22,966,462	(646)	96,365	(708,728)	22,353,453	22,353,453
Total investments in fixed maturity securities	$23,010,899	$(671)	$97,926	$(708,728)	$22,399,426	$22,397,865
____________
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses is recognized in the consolidated statements of income. Amount excludes unrealized losses relating to non-credit factors.

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended March 31, 2025 and 2024:

(In thousands)	2025	2024
Balance, beginning of period	$25	$43
Provision for expected credit losses	(5)	(5)
Balance, end of period	$20	$38

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended March 31, 2025 and 2024:

	2025				2024
(In thousands)	Foreign Government	Mortgage-backed	State and Municipal	Total	Foreign Government	Corporate	Mortgage-backed	Asset-backed	State and Municipal	Total
Balance, beginning of period	$216	$430	$—	$646	$29,603	$5,026	$158	$1,164	$757	$36,708
Change on securities for which credit losses were not previously recorded	—	—	10	10	—	—	562	—	—	562
Change on securities for which credit losses were previously recorded	107	(430)	—	(323)	(9,124)	(5,026)	(158)	(67)	(64)	(14,439)
Balance, end of period	$323	$—	$10	$333	$20,479	$—	$562	$1,097	$693	$22,831
During the three months ended March 31, 2025, the Company decreased the allowance for expected credit losses for available for sale securities primarily due to improved pricing related to mortgage-backed securities. During the three months ended March 31, 2024, the Company decreased the allowance for expected credit losses for available for sale securities primarily due to improved pricing associated with foreign government securities and corporate securities.
The amortized cost and fair value of fixed maturity securities at March 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,690,446	$1,670,948
Due after one year through five years	9,241,233	9,022,933
Due after five years through ten years	3,964,722	3,943,627
Due after ten years	4,927,976	4,887,101
Mortgage-backed securities	4,225,688	4,097,493
Total	$24,050,065	$23,622,102
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $20 thousand related to held to maturity securities.
At March 31, 2025 and December 31, 2024, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
    At March 31, 2025 and December 31, 2024, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2025
Common stocks	$517,215	$208,118	$(42,656)	$682,677	$682,677
Preferred stocks	346,063	123,040	(6,740)	462,363	462,363
Total	$863,278	$331,158	$(49,396)	$1,145,040	$1,145,040

December 31, 2024
Common stocks	$612,479	$223,981	$(76,293)	$760,167	$760,167
Preferred stocks	329,495	122,716	(8,590)	443,621	443,621
Total	$941,974	$346,697	$(84,883)	$1,203,788	$1,203,788

(8) Arbitrage Trading Account
    At March 31, 2025 and December 31, 2024, the fair and carrying values of the arbitrage trading account were $832 million and $1,123 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers.

Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of March 31, 2025, the fair value of long option contracts outstanding was $22 million (notional amount of $311 million) and the fair value of short option contracts was $52 million (notional amount of $313 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended March 31,

(In thousands)	2025	2024
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$313,788	$335,248
Investment funds	27,023	(29,349)
Arbitrage trading account (1)	16,329	18,011
Equity securities	10,641	11,336
Real estate	(4,017)	(13,163)
Gross investment income	363,764	322,083
Investment expense	(3,472)	(2,244)
Net investment income	$360,292	$319,839
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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $270 million as of March 31, 2025.
    Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	March 31,	December 31,	For the Three Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Financial services	$436,259	$430,163	$7,114	$(13,491)
Transportation	280,722	286,426	8,615	(28,661)
Real Estate	183,637	178,685	4,965	5,356
Infrastructure	154,761	151,560	3,502	5,039
Energy	40,256	42,776	(2,102)	8,632
Other funds	384,687	378,636	4,929	(6,224)
Total	$1,480,322	$1,468,246	$27,023	$(29,349)

    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the minority investment in Lifson Re, a Bermuda reinsurance company. Effective January 1, 2021, Lifson Re participated on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 22.5% share of placed amounts. The percentage increased from 22.5% to 30.0% effective July 1, 2022 and was increased to 32.5% effective January 1, 2025. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. For the three months ended March 31, 2025 and 2024, the Company ceded approximately $171 million and $94 million, respectively, of written premiums to Lifson Re.
Other funds include deferred compensation trust assets of $40 million and $38 million as of March 31, 2025 and December 31, 2024, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(11) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	March 31,	December 31,
(In thousands)	2025	2024
Properties in operation	$1,076,581	$1,063,687
Properties under development	227,862	227,768
Total	$1,304,443	$1,291,455

    As of March 31, 2025, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $39,378,000 and $38,671,000 as of March 31, 2025 and December 31, 2024, respectively. Related depreciation expense was $2,228,000 and $1,941,000 for the three months ended March 31, 2025 and 2024, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $27,249,231 in 2025, $36,922,181 in 2026, $37,042,451 in 2027, $37,860,360 in 2028, $32,935,454 in 2029, $27,126,841 in 2030 and $407,461,333 thereafter.
    A mixed-use project in Washington, D.C. had been under development in 2025 and 2024, with the completed portion reported in properties in operation as of March 31, 2025.

(12) Loans Receivable

At March 31, 2025 and December 31, 2024, loans receivable were as follows:

(In thousands)	March 31, 2025	December 31, 2024
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$419,799	$402,382
Commercial loans	81	3,071
Total	$419,880	$405,453

Fair value:
Real estate loans	$420,574	$402,177
Commercial loans	81	3,071
Total	$420,655	$405,248
The real estate loans are secured by commercial and residential real estate primarily located in the U.K. and New York. These loans generally earn interest at fixed or stepped interest rates and have maturities through 2028. The commercial loans are with small business owners who have secured the related financing with the assets of the business. Commercial loans primarily earn interest on a fixed basis and have varying maturities generally not exceeding five years.

The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended March 31, 2025 and 2024:

	2025			2024
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Balance, beginning of period	$1,088	$26	$1,114	$2,983	$21	$3,004
Change in expected credit losses	(312)	(14)	(326)	(396)	1	(395)
Balance, end of period	$776	$12	$788	$2,587	$22	$2,609
During both of three months ended March 31, 2025 and 2024, the Company decreased the allowance for expected credit losses due to a decrease in the weighted average life of the loan portfolio.
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

(13) Net Investment Gains
     Net investment gains were as follows:

	For the Three Months Ended March 31,
(In thousands)	2025	2024
Net investment gains:
Fixed maturity securities:
Gains	$2,632	$3,557
Losses	(2,712)	(2,323)
Equity securities (1):
Net realized (losses) gains on investment sales	(2,595)	40,277
Change in unrealized gains	19,947	25,812
Investment funds	14	993
Real estate	3,943	(2,216)
Loans receivable	—	—
Other (2)	(5,518)	(54,597)
Net realized and unrealized gains on investments in earnings before allowance for expected credit losses	15,711	11,503
Change in allowance for expected credit losses on investments:
Fixed maturity securities	318	13,882
Loans receivable	326	395
Change in allowance for expected credit losses on investments	644	14,277
Net investment gains	16,355	25,780
Income tax expense	(3,528)	(6,633)
After-tax net investment gains	$12,827	$19,147

Change in unrealized investment gains (losses) on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$183,987	$(88,594)
Fixed maturity securities with allowance for expected credit losses	(551)	987
Investment funds	2,496	(1,703)
Other	(77)	13
Total change in unrealized investment gains (losses)	185,855	(89,297)
Income tax (expense) benefit	(37,582)	19,175
Noncontrolling interests	(1)	—
After-tax change in unrealized investment gains (losses) of available for sale securities	$148,272	$(70,122)
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

(14) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at March 31, 2025 and December 31, 2024 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2025
U.S. government and government agency	$730,275	$5,910	$576,231	$22,185	$1,306,506	$28,095
State and municipal	238,597	3,961	1,371,842	61,160	1,610,439	65,121
Mortgage-backed	925,345	10,699	987,497	149,560	1,912,842	160,259
Asset-backed	1,110,183	4,871	590,123	29,118	1,700,306	33,989
Corporate	836,171	8,431	2,646,520	107,914	3,482,691	116,345
Foreign government	375,595	14,306	429,851	179,927	805,446	194,233
Fixed maturity securities	$4,216,166	$48,178	$6,602,064	$549,864	$10,818,230	$598,042

December 31, 2024
U.S. government and government agency	$767,515	$9,637	$560,260	$33,226	$1,327,775	$42,863
State and municipal	348,116	8,027	1,411,761	81,430	1,759,877	89,457
Mortgage-backed	1,541,464	21,326	1,060,823	171,734	2,602,287	193,060
Asset-backed	411,763	4,613	626,237	36,899	1,038,000	41,512
Corporate	1,791,970	21,346	2,951,377	135,117	4,743,347	156,463
Foreign government	600,103	17,933	476,479	167,440	1,076,582	185,373
Fixed maturity securities	$5,460,931	$82,882	$7,086,937	$625,846	$12,547,868	$708,728
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2025 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	75	$182,410	$173,141
Corporate	28	63,624	2,771
State and municipal	6	28,784	1,280
Mortgage-backed	17	4,303	176
Asset-backed	1	8	2
Total	127	$279,129	$177,370
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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2025
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$2,926,978	$—	$2,926,978	$—
State and municipal	2,196,033	—	2,196,033	—
Mortgage-backed	4,095,213	—	4,095,213	—
Asset-backed	3,971,671	—	3,971,671	—
Corporate	8,560,358	—	8,540,575	19,783
Foreign government	1,825,632	—	1,825,632	—
Total fixed maturity securities available for sale	23,575,885	—	23,556,102	19,783
Equity securities:
Common stocks	682,677	679,627	1,011	2,039
Preferred stocks	462,363	—	457,529	4,834
Total equity securities	1,145,040	679,627	458,540	6,873
Arbitrage trading account	831,705	744,189	83,974	3,542
Total	$25,552,630	$1,423,816	$24,098,616	$30,198
Liabilities:
Trading account securities sold but not yet purchased	$52,407	$52,407	$—	$—

December 31, 2024
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$2,235,341	$—	$2,235,341	$—
State and municipal	2,294,644	—	2,294,644	—
Mortgage-backed	3,765,490	—	3,765,490	—
Asset-backed	3,885,012	—	3,885,012	—
Corporate	8,417,641	—	8,397,974	19,667
Foreign government	1,755,325	—	1,755,325	—
Total fixed maturity securities available for sale	22,353,453	—	22,333,786	19,667
Equity securities:
Common stocks	760,167	757,115	1,011	2,041
Preferred stocks	443,621	—	439,947	3,674
Total equity securities	1,203,788	757,115	440,958	5,715
Arbitrage trading account	1,122,599	1,062,459	56,630	3,510
Total	$24,679,840	$1,819,574	$22,831,374	$28,892
Liabilities:
Trading account securities sold but not yet purchased	$73,358	$73,358	$—	$—

    The following tables summarize changes in Level 3 assets and liabilities for the three months ended March 31, 2025 and for the year ended December 31, 2024:

Gains (Losses) Included In:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns / Maturities	Transfers In / (Out)	Ending Balance
Three Months Ended March 31, 2025
Assets:
Corporate	$19,667	$—	$116	$—	$—	$—	$—	$—	$19,783
Total	19,667	—	116	—	—	—	—	—	19,783
Equity securities:
Common stocks	$2,041	$(2)	$—	$—	$—	$—	$—	$—	$2,039
Preferred stocks	3,674	—	—	—	1,160	—	—	—	4,834
Total	5,715	(2)	—	—	1,160	—	—	—	6,873
Arbitrage trading account	3,510	32	—	—	—	—	—		3,542
Total	$28,892	$30	$116	$—	$1,160	$—	$—	$—	$30,198

Year Ended December 31, 2024
Assets:
Fixed maturities securities available for sale:
Corporate	$—	$—	$(333)	$—	$—	$—	$—	$20,000	$19,667
Total	—	—	(333)	—	—	—	—	20,000	19,667
Equity securities:
Common stocks	$1,558	$611	$—	$—	$—	$(128)	$—	$—	$2,041
Preferred stocks	3,695	36	—	—	—	(57)	—	—	3,674
Total	5,253	647	—	—	—	(185)	—	—	5,715
Arbitrage trading account	3,772	(261)	—	—	—	(38)	—	37	3,510
Total	$9,025	$386	$(333)	$—	$—	$(223)	$—	$20,037	$28,892
    For the three months ended March 31, 2025, there were no securities transferred into or out of Level 3. For the year ended December 31, 2024, there was one corporate security transferred into Level 3 from Level 2 given there were no quoted prices or observable inputs available, and one security that no longer had a publicly traded price within the arbitrage trading account portfolio transferred into Level 3.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	March 31,
(In thousands)	2025	2024
Net reserves at beginning of period	$17,166,641	$15,661,820
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	1,883,708	1,647,674
Increase in estimates for claims occurring in prior years (2) (3)	9,604	7,367
Loss reserve discount accretion	7,480	8,737
Total	1,900,792	1,663,778
Net payments for claims:
Current year	127,193	107,434
Prior years	1,304,763	1,158,864
Total	1,431,956	1,266,298
Foreign currency translation	43,780	(52,944)
Net reserves at end of period	17,679,257	16,006,356
Ceded reserves at end of period	3,242,730	3,093,272
Gross reserves at end of period	$20,921,987	$19,099,628
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $14 million for both the three months ended March 31, 2025 and 2024.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $12 million and decreased by $10 million for the three months ended March 31, 2025 and 2024, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $1 million for both the three months ended March 31, 2025 and 2024.
During the three months ended March 31, 2025, favorable prior year development (net of additional and return premiums) of $1 million included $12 million for the Reinsurance & Monoline Excess segment largely offset by $11 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first quarter of 2025 was driven primarily by excess other liability, including umbrella, and was partially offset by favorable development for short tail lines of business, including commercial property and commercial auto physical damage. The adverse excess other liability, including umbrella, development was concentrated in accident years 2018 through 2022, and included a significant component stemming from underlying auto exposures. The Company believes that auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others. The favorable development for short tail property lines of business during the first quarter of 2025 related to the 2024 accident year, and resulted from favorable settlements of both catastrophe and non-catastrophe claims below our expectations.
For the Reinsurance & Monoline Excess segment, the favorable development during the first quarter of 2025 was driven mainly by favorable development in non-proportional reinsurance assumed property, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. Similar to the Insurance segment, the favorable property reinsurance development was driven by favorable claim settlements, below our expectations, related to the 2024 accident year. The unfavorable development for non-proportional reinsurance assumed liability was associated primarily with our U.S. assumed reinsurance businesses, and was concentrated mainly in accident years 2018 through 2021.
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
The favorable workers’ compensation development for the Insurance segment was mainly related to accident years 2018 through 2023, while the favorable professional liability development was mainly in accident years 2021 and 2022. For workers’ compensation, favorable reported claim frequency, below expectations, continued to drive the favorable reserve development. For professional liability, the reported loss experience for the 2021 and 2022 accident years was better than expected. These accident years also feature business written at peak pricing levels, which the Company believed would result in higher profitability than initially anticipated.
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

(17) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2025		December 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$23,620,804	$23,622,102	$22,397,865	$22,399,426
Equity securities	1,145,040	1,145,040	1,203,788	1,203,788
Arbitrage trading account	831,705	831,705	1,122,599	1,122,599
Loans receivable	419,880	420,655	405,453	405,248
Cash and cash equivalents	1,720,209	1,720,209	1,974,747	1,974,747
Trading account receivables from brokers and clearing organizations	343,796	343,796	60,327	60,327
Liabilities:
Due to broker	85,188	85,188	70,483	70,483
Trading account securities sold but not yet purchased	52,407	52,407	73,358	73,358
Senior notes and other debt	1,832,822	1,435,637	1,831,158	1,425,852
Subordinated debentures	1,009,988	772,422	1,009,808	805,864
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

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended March 31,

(In thousands)	2025	2024
Written premiums:
Direct	$3,310,893	$3,039,066
Assumed	373,046	323,689
Ceded	(550,637)	(511,464)
Total net premiums written	$3,133,302	$2,851,291

Earned premiums:
Direct	$3,233,843	$2,936,643
Assumed	339,596	337,911
Ceded	(561,058)	(510,207)
Total net premiums earned	$3,012,381	$2,764,347

Ceded losses and loss expenses incurred	$314,252	$305,951
Ceded commissions earned	$139,604	$121,054
    The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended March 31, 2025 and 2024:

(In thousands)	2025	2024
Allowance for expected credit losses, beginning of period	$39,884	$35,110
Change in expected credit losses	(1,023)	(71)
Allowance for expected credit losses, end of period	$38,861	$35,039
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses.
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended March 31, 2025 and 2024:

(In thousands)	2025	2024
Allowance for expected credit losses, beginning of period	$8,350	$8,404
Change in expected credit losses	(1,266)	781
Allowance for expected credit losses, end of period	$7,084	$9,185

(19) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $12 million and $13 million for the three months ended March 31, 2025 and 2024, respectively. A summary of RSUs issued in the three months ended March 31, 2025 and 2024 follows:

($ in thousands)	Units	Fair Value
2025	20,647	$1,210
2024	1,821	$100

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
The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended March 31,

(In thousands)	2025	2024
Leases:
Lease cost	$12,778	$11,077
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$13,482	$12,232
Right-of-use assets obtained in exchange for new lease liabilities	$13,210	$24,695

	As of March 31,
($ in thousands)	2025	2024
Right-of-use assets	$185,373	$191,720
Lease liabilities	$222,855	$233,114
Weighted-average remaining lease term	7.2 years	7.6 years
Weighted-average discount rate	5.67%	5.44%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	March 31, 2025
Contractual Maturities:
2025	$36,393
2026	44,301
2027	35,318
2028	33,002
2029	29,785
Thereafter	90,982
Total undiscounted future minimum lease payments	269,781
Less: Discount impact	46,926
Total lease liability	$222,855

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

	Revenues				Expenses
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Losses and Loss Expenses	Policy Acquisition and Insurance Operating Expenses	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended March 31, 2025
Insurance	$2,642,507	$291,248	$9,952	$2,943,707	$1,687,453	$735,661	$11,088	$2,434,202	$509,505	$393,122
Reinsurance & Monoline Excess	369,874	66,430	—	436,304	213,339	102,585	—	315,924	120,380	95,843
Corporate, other and eliminations (3)	—	2,614	148,419	151,033	—	—	258,667	258,667	(107,634)	(84,221)
Net investment gains	—	—	16,355	16,355	—	—	—	—	16,355	12,827
Total	$3,012,381	$360,292	$174,726	$3,547,399	$1,900,792	$838,246	$269,755	$3,008,793	$538,606	$417,571
Three months ended March 31, 2024
Insurance	$2,398,768	$244,778	$9,423	$2,652,969	$1,481,552	$682,592	$10,676	$2,174,820	$478,149	$365,091
Reinsurance & Monoline Excess	365,579	53,211	—	418,790	182,226	108,940	—	291,166	127,624	102,126
Corporate, other and eliminations (3)	—	21,850	137,384	159,234	—	—	216,716	216,716	(57,482)	(43,893)
Net investment gains	—	—	25,780	25,780	—	—	—	—	25,780	19,147
Total	$2,764,347	$319,839	$172,587	$3,256,773	$1,663,778	$791,532	$227,392	$2,682,702	$574,071	$442,471
Identifiable Assets

(In thousands)	March 31, 2025	December 31, 2024
Insurance	$33,246,341	$32,911,507
Reinsurance & Monoline Excess	5,667,553	5,669,729
Corporate, other and eliminations (3)	2,431,898	1,867,399
Consolidated	$41,345,792	$40,448,635
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.

(2) Revenues for Insurance from foreign operations for the three months ended March 31, 2025 and 2024 were $333 million and $393 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign operations for the three months ended March 31, 2025 and 2024 were $130 million and $111 million, respectively.
(3) Corporate, other and eliminations represent corporate revenues and expenses and certain other items that are not allocated to business segments.

    Net premiums earned by major line of business are as follows:

	For the Three Months Ended March 31,

(In thousands)	2025	2024
Insurance:
Other liability	$1,072,728	$967,260
Short-tail lines (1)	596,109	510,809
Auto	389,949	354,013
Workers' compensation	311,028	301,495
Professional liability	272,693	265,191
Total Insurance	2,642,507	2,398,768

Reinsurance & Monoline Excess:
Casualty (2)	181,767	197,844
Property (2)	120,843	102,384
Monoline excess (3)	67,264	65,351
Total Reinsurance & Monoline Excess	369,874	365,579

Total	$3,012,381	$2,764,347
______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery, high net worth homeowners and other lines.
(2) Includes reinsurance casualty and property and certain program management business.
(3) Monoline excess includes operations that solely retain risk on an excess basis.

SAFE HARBOR STATEMENT

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2025 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, foreign governmental bonds, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy-related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts, including claims for cybersecurity-related risks; natural and man-made catastrophic losses, including as a result of terrorist activities; the impact of climate change, which may alter the frequency and increase the severity of catastrophe events; general economic and market activities, including inflation, the risk of recession, changing interest rates, the impact of tariffs and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; cyber security breaches of our information technology systems and the information technology systems of our vendors and other third parties; the use of artificial intelligence technologies by us or third-parties on which we rely could expose us to technological, security, legal, and other risks; the risk of future pandemics, as well as continuing effects of the COVID-19 pandemic; foreign currency and political risks relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2019; the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
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
    Our net reserves for losses and loss expenses of approximately $17.7 billion as of March 31, 2025 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $3.3 billion, or 18.8%, of the Company’s net loss reserves as of March 31, 2025 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves, which predominantly comprise these reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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

    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	March 31, 2025	December 31, 2024
Insurance	$14,346,848	$13,881,574
Reinsurance & Monoline Excess	3,332,409	3,285,067
Net reserves for losses and loss expenses	17,679,257	17,166,641
Ceded reserves for losses and loss expenses	3,242,730	3,201,389
Gross reserves for losses and loss expenses	$20,921,987	$20,368,030

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
March 31, 2025
Other liability	$2,158,238	$5,394,477	$7,552,715
Professional liability	631,847	1,578,125	2,209,972
Workers’ compensation (1)	1,087,958	761,675	1,849,633
Auto	748,048	953,029	1,701,077
Short-tail lines (2)	418,936	614,515	1,033,451
Total Insurance	5,045,027	9,301,821	14,346,848
Reinsurance & Monoline Excess (1) (3)	1,642,092	1,690,317	3,332,409
Total	$6,687,119	$10,992,138	$17,679,257

December 31, 2024
Other liability	$2,104,721	$5,164,994	$7,269,715
Professional liability	613,230	1,503,908	2,117,138
Workers’ compensation (1)	1,054,427	771,367	1,825,794
Auto	729,462	936,319	1,665,781
Short-tail lines (2)	410,138	593,008	1,003,146
Total Insurance	4,911,978	8,969,596	13,881,574
Reinsurance & Monoline Excess (1) (3)	1,622,399	1,662,668	3,285,067
Total	$6,534,377	$10,632,264	$17,166,641
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $413 million and $405 million as of March 31, 2025 and December 31, 2024, respectively.
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
    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the three months ended March 31, 2025 and 2024 are as follows:

(In thousands)	2025	2024
Increase in prior year loss reserves	$(9,604)	$(7,367)
Increase in prior year earned premiums	10,295	8,091
Net favorable prior year development	$691	$724
During the three months ended March 31, 2025, favorable prior year development (net of additional and return premiums) of $1 million included $12 million for the Reinsurance & Monoline Excess segment largely offset by $11 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first quarter of 2025 was driven primarily by excess other liability, including umbrella, and was partially offset by favorable development for short tail lines of business, including commercial property and commercial auto physical damage. The adverse excess other liability, including umbrella, development was concentrated in accident years 2018 through 2022, and included a significant component stemming from underlying auto exposures. The Company believes that auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others. The favorable development for short tail property lines of business during the first quarter of 2025 related to the 2024 accident year, and resulted from favorable settlements of both catastrophe and non-catastrophe claims below our expectations.
For the Reinsurance & Monoline Excess segment, the favorable development during the first quarter of 2025 was driven mainly by favorable development in non-proportional reinsurance assumed property, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. Similar to the Insurance segment, the favorable property reinsurance development was driven by favorable claim settlements, below our expectations, related to the 2024 accident year. The unfavorable development for non-proportional reinsurance assumed liability was associated primarily with our U.S. assumed reinsurance businesses, and was concentrated mainly in accident years 2018 through 2021.
During the three months ended March 31, 2024, favorable prior year development (net of additional and return premiums) of $1 million included $9 million for the Reinsurance & Monoline Excess segment largely offset by $8 million for the Insurance segment.
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
The favorable workers’ compensation development for the Insurance segment was mainly related to accident years 2018 through 2023, while the favorable professional liability development was mainly in accident years 2021 and 2022. For workers’ compensation, favorable reported claim frequency, below expectations, continued to drive the favorable reserve development. For professional liability, the reported loss experience for the 2021 and 2022 accident years was better than expected. These accident years also feature business written at peak pricing levels, which the Company believed would result in higher profitability than initially anticipated.
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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,379 million and $1,358 million at March 31, 2025 and December 31, 2024, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $413 million and $405 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.6%.

    Substantially all of the workers’ compensation discount (97% of total discounted reserves at March 31, 2025) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at March 31, 2025), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $65 million at March 31, 2025 and $51 million at December 31, 2024. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2025 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	75	$182,410	$173,141
Corporate	28	63,624	2,771
State and municipal	6	28,784	1,280
Mortgage-backed	17	4,303	176
Asset-backed	1	8	2
Total	127	$279,129	$177,370
    As of March 31, 2025, the Company recorded an allowance for expected credit losses on fixed maturity securities of $0.3 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $1 million as of both March 31, 2025 and December 31, 2024.
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
    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of March 31, 2025:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$23,011,159	97.6%
Syndicate manager	149,456	0.6
Directly by the Company based on:
Observable data	395,487	1.7
Cash flow model	19,783	0.1
Total	$23,575,885	100.0%
    Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2025, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Three Months Ended March 31, 2025 and 2024
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2025 and 2024. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2025	2024
Insurance:
Gross premiums written	$3,216,952	$2,921,050
Net premiums written	2,694,455	2,445,715
Net premiums earned	2,642,507	2,398,768
Loss ratio	63.9%	61.8%
Expense ratio	27.8%	28.4%
GAAP combined ratio	91.7%	90.2%
Reinsurance & Monoline Excess:
Gross premiums written	$466,987	$441,705
Net premiums written	438,847	405,576
Net premiums earned	369,874	365,579
Loss ratio	57.7%	49.8%
Expense ratio	27.7%	29.8%
GAAP combined ratio	85.4%	79.6%
Consolidated:
Gross premiums written	$3,683,939	$3,362,755
Net premiums written	3,133,302	2,851,291
Net premiums earned	3,012,381	2,764,347
Loss ratio	63.1%	60.2%
Expense ratio	27.8%	28.6%
GAAP combined ratio	90.9%	88.8%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended March 31, 2025 and 2024:

(In thousands, except per share data)	2025	2024
Net income to common stockholders	$417,571	$442,471
Weighted average diluted shares	399,825	405,757
Net income per diluted share	$1.04	$1.09
    The Company reported net income to common stockholders of $418 million in 2025 compared to $442 million in 2024. The $24 million reduction of net income was primarily due to an after-tax decrease in underwriting income of $28 million mainly due to California wildfire losses in 2025, an after-tax decrease in foreign currency gains of $25 million due to the weakening U.S. dollar against other major currencies in 2025 and an after-tax decrease in net investment gains of $7 million, partially offset by an after-tax increase of $31 million in income from investment funds primarily due to transportation funds and financial services funds, a $3 million reduction in tax expense due to a change in the effective tax rate and an after-tax increase of $2 million in profit from insurance service businesses. The number of weighted average diluted shares decreased 5.9 million for 2025 compared to 2024, mainly reflecting shares repurchased in 2024.
    Premiums. Gross premiums written were $3,684 million in 2025, an increase of 10% from $3,363 million in 2024. The increase was due to a $296 million increase in the Insurance segment and a $25 million increase in the Reinsurance & Monoline Excess segment. Approximately 81% of premiums expiring in 2025 and 2024 were renewed.
    Average renewal premium rates (per unit of exposure) for insurance and facultative reinsurance increased 7.3% in 2025 and increased 8.3% excluding workers' compensation.

    A summary of gross premiums written in 2025 compared with 2024 by line of business within each business segment follows:
•Insurance - gross premiums increased 10% to $3,217 million in 2025 from $2,921 million in 2024. Gross premiums increased $104 million (14%) for short-tail lines, $96 million (8%) for other liability, $47 million (13%) for auto, $37 million (12%) for workers' compensation and $12 million (4%) for professional liability.
•Reinsurance & Monoline Excess - gross premiums increased 6% to $467 million in 2025 from $442 million in 2024. Gross premiums increased $35 million (31%) for property and $1 million (1%) for monoline excess, partially offset by a reduction of $11 million (6%) for casualty.
    Net premiums written were $3,133 million in 2025, an increase of 10% from $2,851 million in 2024. Ceded reinsurance premiums as a percentage of gross written premiums was 15% in both 2025 and 2024.
    Premiums earned increased 9% to $3,012 million in 2025 from $2,764 million in 2024. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2025 are related to business written during both 2025 and 2024. Audit premiums were $83 million in 2025 compared with $88 million in 2024.
    Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2025 and 2024:

	Amount		Average Annualized Yield
($ in thousands)	2025	2024	2025	2024
Fixed maturity securities, including cash and cash equivalents and loans receivable	$313,788	$335,248	4.9%	5.9%
Investment funds	27,023	(29,349)	7.3	(7.4)
Arbitrage trading account	16,329	18,011	5.9	5.8
Equity securities	10,641	11,336	4.7	4.6
Real estate	(4,017)	(13,163)	(1.2)	(4.2)
Gross investment income	363,764	322,083	4.8	4.6
Investment expenses	(3,472)	(2,244)	—	—
Total	$360,292	$319,839	4.7%	4.6%
    Net investment income increased 13% to $360 million in 2025 from $320 million in 2024 due primarily to a $56 million increase in income from investment funds primarily due to transportation funds and financial services funds and a $9 million increase in real estate, partially offset by a $22 million decrease in income from fixed maturity securities mainly due to higher income from the Argentine inflation-linked securities in 2024, a $2 million decrease in equity securities and a $1 million increase in investment expenses. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 4.9% in 2025 and 5.9% in 2024. The effective duration of the fixed maturity portfolio was 2.7 years at March 31, 2025 and 2.6 years at December 31, 2024. Average invested assets, at cost (including cash and cash equivalents), were $30.5 billion in 2025 up 9.3% from $27.9 billion in 2024.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $29 million in 2025 from $25 million in 2024 mainly due to organic growth within the business.
    Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $16 million in 2025 compared with $12 million in 2024. The gains of $16 million in 2025 reflected an increase in unrealized gains on equity securities of $20 million, partially offset by net realized losses on investments of $4 million. The gains of $12 million in 2024 reflected an increase in unrealized gains on equity securities of $26 million, partially offset by net realized losses on investments of $14 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments, which are reflected in net investment gains, decreased by $0.6 million ($0.5 million after-tax) in 2025 and $14 million ($11 million after-tax) in 2024, primarily due to improved pricing related to fixed maturity securities.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $129 million in 2025 and $121 million in 2024. The increase mainly relates to aviation-related business and commercial and residential textile business, partially offset by the reduction in promotional merchandise business.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,901 million in 2025 from $1,664 million in 2024. The consolidated loss ratio was 63.1% in 2025 and 60.2% in 2024. Catastrophe losses, net of reinsurance recoveries, were $111 million in 2025 mainly due to California wildfire losses, up from $31 million in 2024. Favorable prior year reserve development (net of premium offsets) was $1 million in both 2025 and 2024. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.3 points to 59.4% in 2025 from 59.1% in 2024 largely due to a change in business mix.
    A summary of loss ratios in 2025 compared with 2024 by business segment follows:
•Insurance - The loss ratio was 63.9% in 2025 and 61.8% in 2024. Catastrophe losses were $71 million in 2025 compared with $28 million in 2024. Adverse prior year reserve development was $11 million in 2025 and $8 million in 2024. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.5 points to 60.8% in 2025 from 60.3% in 2024.
•Reinsurance & Monoline Excess - The loss ratio was 57.7% in 2025 and 49.8% in 2024. Catastrophe losses were $40 million in 2025 and $3 million in 2024. Favorable prior year reserve development was $12 million in 2025 and $9 million in 2024. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.4 points to 50.0% in 2025 from 51.4% in 2024.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended March 31, 2025 and 2024:

($ in thousands)	2025	2024
Policy acquisition and insurance operating expenses	$838,246	$791,532
Insurance service expenses	23,246	21,439
Net foreign currency losses (gains)	19,378	(13,177)
Other costs and expenses	69,040	68,795
Total	$949,910	$868,589
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 6.0% and net premiums earned increased 9.0% from 2024. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) decreased 0.8 points to 27.8% in 2025 from 28.6% in 2024 mainly due to growth in net premiums earned and a non-recurring benefit associated with compensation costs.
    Insurance service expenses, which represent the costs associated with the fee-based businesses, were $23 million in 2025 and $21 million in 2024.
    Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $19 million in 2025 compared to gains of $13 million in 2024, primarily due to other major currencies strengthening against the U.S. dollar in 2025.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses were $69 million in both 2025 and 2024.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $126 million in 2025 compared to $119 million in 2024. The increase mainly relates to aviation-related business and commercial and residential textile business, partially offset by the reduction in promotional merchandise.
Interest Expense. Interest expense was $32 million in both 2025 and 2024.
Income Taxes. The effective income tax rate was 22.5% and 23.0% for the three months ended March 31, 2025 and 2024, respectively. The lower effective income tax rate for the three months ended March 31, 2025, as compared to the earlier period, was primarily due to an improved geographical mix of earnings which are subject to tax at a rate greater than the U.S. statutory rate.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $506 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will be immaterial.
As part of the Inflation Reduction Act of 2022, a 1% excise tax is imposed on common share repurchases, net of common share issuances, and included in the cost of treasury stock acquired. During the three months ended March 31, 2025, the Company repurchased 850,000 shares of its common stock.

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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.7 years at March 31, 2025 and 2.6 years at December 31, 2024. The Company’s fixed maturity investment portfolio and investment-related assets as of March 31, 2025 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$2,926,978	9.5%
State and municipal:
Special revenue	1,436,639	4.7
State general obligation	298,606	1.0
Local general obligation	270,901	0.9
Corporate backed	154,712	0.5
Pre-refunded (1)	77,893	0.3
Total state and municipal	2,238,751	7.4
Mortgage-backed:
Agency	3,478,021	11.3
Commercial	430,838	1.4
Residential-Prime	186,605	0.6
Residential-Alt A	1,950	—
Total mortgage-backed	4,097,414	13.3
Asset-backed	3,971,671	12.9
Corporate:
Industrial	3,711,128	12.1
Financial	3,412,170	11.1
Utilities	939,354	3.1
Other	497,706	1.6
Total corporate	8,560,358	27.9
Foreign government and foreign government agencies	1,825,632	5.9
Total fixed maturity securities	23,620,804	76.9
Equity securities:
Common stocks	682,677	2.2
Preferred stocks	462,363	1.5
Total equity securities	1,145,040	3.7
Cash and cash equivalents (2)	1,926,407	6.3
Investment funds	1,480,322	4.8
Real estate	1,304,443	4.2
Arbitrage trading account	831,705	2.7
Loans receivable	419,880	1.5
Total investments	$30,728,601	100.0%
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
Investment Funds. At March 31, 2025, the carrying value of investment funds was $1.5 billion, including investments in financial services funds of $436 million, other funds of $385 million (which includes a deferred compensation trust asset of $40 million), transportation funds of $281 million, real estate funds of $184 million, infrastructure funds of $155 million and energy funds of $40 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At March 31, 2025, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost (net of allowance for expected credit losses), had an amortized cost of $420 million and an aggregate fair value of $421 million at March 31, 2025. The amortized cost of loans receivable is net of an allowance for expected credit losses of $1 million as of March 31, 2025. Loans receivable include real estate loans of $420 million that are secured by commercial and residential real estate located primarily in the U.K. and New York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2028. Loans receivable include commercial loans of $81 thousand that are secured by business assets and have fixed interest rates with varying maturities not exceeding five years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.7 years at March 31, 2025 and 2.6 years at December 31, 2024.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities decreased slightly to $744 million in the three months ended March 31, 2025 from $746 million in the three months ended March 31, 2024, primarily due to increased loss and loss expense payments largely offset by increased premium receipts.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 80% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2025. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At March 31, 2025, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,843 million and a face amount of $2,866 million. The maturities of the outstanding debt are $11 million in 2025, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of March 31, 2025, there were no borrowings outstanding under the facility.
    Equity. At March 31, 2025, total common stockholders’ equity was $8.9 billion, common shares outstanding were 379,312,871 and stockholders’ equity per outstanding share was $23.50. During the three months ended March 31, 2025, the Company repurchased 850,000 shares of its common stock for $49 million. In the first quarter of 2025, the board of directors of the Company declared a regular quarterly cash dividend of $0.08 per share. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $11.8 billion at March 31, 2025. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 24% at March 31, 2025 and 25% at December 31, 2024.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Set forth below is a summary of the shares repurchased by the Company during the three months ended March 31, 2025, and the number of shares remaining authorized for purchase by the Company:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2025	850,000	$57.89	850,000	13,308,928
February 2025	—	$—	—	13,308,928
March 2025	—	$—	—	13,308,928

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number
(10.1)	Form of 2025 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	May 2, 2025	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	May 2, 2025	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer