Form 10-Q
period 2025-06-30
BERKLEY W R CORP
filed 2025-08-04
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of July 29, 2025: 379,292,773

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
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $24,369,703 and $23,010,899; allowance for expected credit losses of $332 and $671 at June 30, 2025 and December 31, 2024, respectively)	$24,093,156	$22,397,865
Investment funds	1,492,258	1,468,246
Real estate	1,294,505	1,291,455
Equity securities	1,262,192	1,203,788
Arbitrage trading account	1,034,557	1,122,599
Loans receivable (net of allowance for expected credit losses of $369 and $1,114 at June 30, 2025 and December 31, 2024, respectively)	324,365	405,453
Total investments	29,501,033	27,889,406
Cash and cash equivalents	1,984,529	1,974,747
Premiums and fees receivable (net of allowance for expected credit losses of $38,960 and $39,884 at June 30, 2025 and December 31, 2024, respectively)	3,647,860	3,266,845
Due from reinsurers (net of allowance for expected credit losses of $6,954 and $8,350 at June 30, 2025 and December 31, 2024, respectively)	3,601,233	3,557,695
Deferred policy acquisition costs	1,017,073	951,728
Prepaid reinsurance premiums	872,539	823,207
Trading account receivables from brokers and clearing organizations	138,891	60,327
Property, furniture and equipment	490,121	478,511
Goodwill	184,332	184,332
Accrued investment income	259,308	243,772
Current and deferred federal and foreign income taxes	36,255	140,966
Other assets	924,883	877,099
Total assets	$42,658,057	$40,448,635

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$21,496,123	$20,368,030
Unearned premiums	6,818,407	6,375,112
Due to reinsurers	644,608	668,652
Trading account securities sold but not yet purchased	30,909	73,358
Other liabilities	1,521,396	1,715,078
Subordinated debentures	1,010,168	1,009,808
Senior notes and other debt	1,831,638	1,831,158
Total liabilities	33,353,249	32,041,196
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 1,875,000,000 shares; issued and outstanding, net of treasury shares, 379,385,332 and 380,066,070 shares, respectively	158,705	158,705
Additional paid-in capital	1,005,428	984,825
Retained earnings	12,829,755	12,265,070
Accumulated other comprehensive loss	(572,384)	(934,269)
Treasury stock, at cost, 414,136,477 and 413,455,739 shares, respectively	(4,126,967)	(4,079,220)
Total stockholders’ equity	9,294,537	8,395,111
Noncontrolling interests	10,271	12,328
Total equity	9,304,808	8,407,439
Total liabilities and equity	$42,658,057	$40,448,635
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2025	2024	2025	2024
REVENUES:
Net premiums written	$3,351,439	$3,126,779	$6,484,742	$5,978,070
Change in net unearned premiums	(253,254)	(280,364)	(374,176)	(367,308)
Net premiums earned	3,098,185	2,846,415	6,110,566	5,610,762
Net investment income	379,303	372,129	739,595	691,967
Net investment gains (losses):
Net realized and unrealized gains (losses) on investments	30,533	(60,306)	46,244	(48,803)
Change in allowance for expected credit losses on investments	440	1,794	1,084	16,070
Net investment gains (losses)	30,973	(58,512)	47,328	(32,733)
Revenues from non-insurance businesses	128,839	125,705	257,748	246,696
Insurance service fees	32,757	27,597	61,686	52,917
Other income	751	698	1,284	1,196
Total revenues	3,670,808	3,314,032	7,218,207	6,570,805
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,955,424	1,780,596	3,856,216	3,444,374
Other operating costs and expenses	1,039,307	892,935	1,989,217	1,761,524
Expenses from non-insurance businesses	122,437	121,120	248,801	239,727
Interest expense	31,777	31,708	63,504	63,436
Total operating costs and expenses	3,148,945	2,826,359	6,157,738	5,509,061
Income before income taxes	521,863	487,673	1,060,469	1,061,744
Income tax expense	(121,155)	(115,788)	(242,411)	(247,824)
Net income before noncontrolling interests	400,708	371,885	818,058	813,920
Noncontrolling interests	580	24	802	460
Net income to common stockholders	$401,288	$371,909	$818,860	$814,380

NET INCOME PER SHARE:
Basic	$1.01	$0.93	$2.06	$2.03
Diluted	$1.00	$0.92	$2.05	$2.01

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2025	2024	2025	2024
Net income before noncontrolling interests	$400,708	$371,885	$818,058	$813,920
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	69,418	3,227	93,348	(24,343)
Change in unrealized investment gains (losses), net of taxes	120,265	(13,338)	268,538	(83,460)
Other comprehensive income (loss)	189,683	(10,111)	361,886	(107,803)
Comprehensive income	590,391	361,774	1,179,944	706,117
Noncontrolling interests	580	23	803	459
Comprehensive income to common stockholders	$590,971	$361,797	$1,180,747	$706,576

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2025	2024	2025	2024
COMMON STOCK:
Beginning and end of period	$158,705	$158,705	$158,705	$158,705
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$992,901	$977,573	$984,825	$964,789
Restricted stock units issued	(538)	(2,950)	(4,885)	(3,145)
Restricted stock units expensed	13,065	12,269	25,488	25,248
End of period	$1,005,428	$986,892	$1,005,428	$986,892
RETAINED EARNINGS:
Beginning of period	$12,652,303	$11,455,158	$12,265,070	$11,040,908
Net income to common stockholders	401,288	371,909	818,860	814,380
Dividends ($0.59, $0.41, $0.67 and $0.49 per share, respectively)	(223,836)	(157,500)	(254,175)	(185,721)
End of period	$12,829,755	$11,669,567	$12,829,755	$11,669,567
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment losses:
Beginning of period	$(368,898)	$(656,476)	$(517,170)	$(586,354)
Change in unrealized gains (losses) on securities without an allowance for expected credit losses	119,787	(5,654)	268,610	(76,763)
Change in unrealized gains (losses) on securities with an allowance for expected credit losses	478	(7,683)	(73)	(6,696)
End of period	(248,633)	(669,813)	(248,633)	(669,813)
Currency translation adjustments:
Beginning of period	(393,169)	(367,054)	(417,099)	(339,484)
Net change in period	69,418	3,227	93,348	(24,343)
End of period	(323,751)	(363,827)	(323,751)	(363,827)
Total accumulated other comprehensive loss	$(572,384)	$(1,033,640)	$(572,384)	$(1,033,640)
TREASURY STOCK:
Beginning of period	$(4,127,803)	$(3,783,074)	$(4,079,220)	$(3,783,133)
Stock exercised/vested	786	1,265	1,836	1,324
Stock repurchased	—	(223,763)	(49,202)	(223,763)
Other	50	(2,170)	(381)	(2,170)
End of period	$(4,126,967)	$(4,007,742)	$(4,126,967)	$(4,007,742)
NONCONTROLLING INTERESTS:
Beginning of period	$12,333	$13,680	$12,328	$13,806
Distributions	(1,482)	(388)	(1,254)	(78)
Net loss	(580)	(24)	(802)	(460)
Other comprehensive income (loss), net of tax	—	1	(1)	1
End of period	$10,271	$13,269	$10,271	$13,269
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,

	2025	2024
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$818,860	$814,380
Adjustments to reconcile net income to net cash from operating activities:
Net investment (gains) losses	(47,328)	32,733
Depreciation and (accretion) amortization	(23,755)	(145,062)
Noncontrolling interests	(802)	(460)
Investment funds	(54,291)	3,873
Stock incentive plans	27,487	26,856
Change in:
Arbitrage trading account	(32,970)	51,013
Premiums and fees receivable	(362,327)	(332,640)
Reinsurance accounts	(133,771)	81,755
Deferred policy acquisition costs	(65,570)	(77,772)
Income taxes	28,500	27,699
Reserves for losses and loss expenses	1,067,618	852,523
Unearned premiums	422,524	422,409
Other	(196,551)	(129,742)
Net cash from operating activities	1,447,624	1,627,565
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	529,223	1,089,183
Proceeds from sale of equity securities	142,927	253,498
Distributions from investment funds	39,421	21,011
Proceeds from maturities and prepayments of fixed maturity securities	2,477,846	2,133,775
Purchase of fixed maturity securities	(4,228,781)	(4,203,540)
Purchase of equity securities	(121,451)	(180,350)
Real estate purchased	(15,950)	(44,603)
Change in loans receivable	109,279	(148,241)
Net purchases of property, furniture and equipment	(36,794)	(78,468)
Change in balances due to security brokers	(54,351)	165,430
Net cash used in investing activities	(1,158,631)	(992,305)
CASH USED IN FINANCING ACTIVITIES:
Net proceeds from issuance of debt	429	420
Cash dividends to common stockholders	(254,175)	(185,721)
Purchase of common treasury shares	(49,202)	(223,763)
Other, net	(10,176)	943
Net cash used in financing activities	(313,124)	(408,121)
Net impact on cash due to change in foreign exchange rates	33,913	(10,064)
Net change in cash and cash equivalents	9,782	217,075
Cash and cash equivalents at beginning of period	1,974,747	1,363,195
Cash and cash equivalents at end of period	$1,984,529	$1,580,270
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

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 17,659,297 and 17,495,175 common shares held in a grantor trust as of June 30, 2025 and 2024, respectively). The common shares held in the grantor trust are designated for delivery upon the settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Accordingly, such shares deliverable under vested RSUs do not affect diluted shares outstanding since the shares are already included in basic shares outstanding (which includes the shares in the grantor trust referenced above). Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024
Basic	397,016	400,273	396,972	401,295
Diluted	400,368	403,737	400,098	404,679

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

(4) Consolidated Statements of Comprehensive Income (Loss)

    The following table presents the components of the changes in accumulated other comprehensive income (loss) ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
As of and for the six months ended June 30, 2025
Changes in AOCI
Beginning of period	$(517,170)		$(417,099)	$(934,269)
Other comprehensive income before reclassifications	242,620		93,348	335,968
Amounts reclassified from AOCI	25,918		—	25,918
Other comprehensive income	268,538		93,348	361,886
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
End of period	$(248,633)		$(323,751)	$(572,384)
Amounts reclassified from AOCI
Pre-tax	$32,808	(1)	$—	$32,808
Tax effect	(6,890)	(2)	—	(6,890)
After-tax amounts reclassified	$25,918		$—	$25,918
Other comprehensive income
Pre-tax	$343,713		$93,348	$437,061
Tax effect	(75,175)		—	(75,175)
Other comprehensive income	$268,538		$93,348	$361,886
As of and for the three months ended June 30, 2025
Changes in AOCI
Beginning of period	$(368,898)		$(393,169)	$(762,067)
Other comprehensive income before reclassifications	98,518		69,418	167,936
Amounts reclassified from AOCI	21,747		—	21,747
Other comprehensive income	120,265		69,418	189,683
Unrealized investment loss related to noncontrolling interest	—		—	—
Ending balance	$(248,633)		$(323,751)	$(572,384)
Amounts reclassified from AOCI
Pre-tax	$27,528	(1)	$—	$27,528
Tax effect	(5,781)	(2)	—	(5,781)
After-tax amounts reclassified	$21,747		$—	$21,747
Other comprehensive income
Pre-tax	$157,858		$69,418	$227,276
Tax effect	(37,593)		—	(37,593)
Other comprehensive income	$120,265		$69,418	$189,683

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the six months ended June 30, 2024
Changes in AOCI
Beginning of period	$(586,354)		$(339,484)	$(925,838)
Other comprehensive loss before reclassifications	(156,023)		(24,343)	(180,366)
Amounts reclassified from AOCI	72,563		—	72,563
Other comprehensive loss	(83,460)		(24,343)	(107,803)
Unrealized investment gain related to noncontrolling interest	1		—	1
End of period	$(669,813)		$(363,827)	$(1,033,640)
Amounts reclassified from AOCI
Pre-tax	$91,852	(1)	$—	$91,852
Tax effect	(19,289)	(2)	—	(19,289)
After-tax amounts reclassified	$72,563		$—	$72,563
Other comprehensive loss
Pre-tax	$(109,937)		$(24,343)	$(134,280)
Tax effect	26,477		—	26,477
Other comprehensive loss	$(83,460)		$(24,343)	$(107,803)
As of and for the three months ended June 30, 2024
Changes in AOCI
Beginning of period	$(656,476)		$(367,054)	$(1,023,530)
Other comprehensive (loss) income before reclassifications	(54,711)		3,227	(51,484)
Amounts reclassified from AOCI	41,373		—	41,373
Other comprehensive (loss) income	(13,338)		3,227	(10,111)
Unrealized investment gain related to noncontrolling interest	1		—	1
Ending balance	$(669,813)		$(363,827)	$(1,033,640)
Amounts reclassified from AOCI
Pre-tax	$52,371	(1)	$—	$52,371
Tax effect	(10,998)	(2)	—	(10,998)
After-tax amounts reclassified	$41,373		$—	$41,373
Other comprehensive (loss) income
Pre-tax	$(20,640)		$3,227	$(17,413)
Tax effect	7,302		—	7,302
Other comprehensive (loss) income	$(13,338)		$3,227	$(10,111)
____________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
    Interest payments were $63,228,000 and $63,051,000 for the six months ended June 30, 2025 and 2024, respectively. Income tax payments were $164,260,000 and $165,739,000 for the six months ended June 30, 2025 and 2024, respectively.

(6) Investments in Fixed Maturity Securities
    At June 30, 2025 and December 31, 2024, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
June 30, 2025
Held to maturity:
State and municipal	$27,983	$(14)	$1,040	$—	$29,009	$27,969
Residential mortgage-backed	2,082	—	74	—	2,156	2,082
Total held to maturity	30,065	(14)	1,114	—	31,165	30,051
Available for sale:
U.S. government and government agency	3,108,090	—	23,421	(30,449)	3,101,062	3,101,062
State and municipal:
Special revenue	1,387,506	—	6,306	(40,427)	1,353,385	1,353,385
State general obligation	258,795	—	2,817	(5,451)	256,161	256,161
Pre-refunded	77,145	—	555	(223)	77,477	77,477
Corporate backed	187,565	—	1,688	(5,053)	184,200	184,200
Local general obligation	277,592	—	1,852	(4,066)	275,378	275,378
Total state and municipal	2,188,603	—	13,218	(55,220)	2,146,601	2,146,601
Mortgage-backed:
Residential	4,090,672	—	34,670	(157,265)	3,968,077	3,968,077
Commercial	355,922	—	3,911	(333)	359,500	359,500
Total mortgage-backed	4,446,594	—	38,581	(157,598)	4,327,577	4,327,577
Asset-backed	3,862,993	—	17,247	(26,805)	3,853,435	3,853,435
Corporate:
Industrial	3,680,399	—	45,729	(53,582)	3,672,546	3,672,546
Financial	3,417,541	—	54,356	(19,722)	3,452,175	3,452,175
Utilities	1,146,714	—	15,476	(10,772)	1,151,418	1,151,418
Other	481,868	—	2,775	(2,006)	482,637	482,637
Total corporate	8,726,522	—	118,336	(86,082)	8,758,776	8,758,776
Foreign government	2,006,836	(318)	34,642	(165,506)	1,875,654	1,875,654
Total available for sale	24,339,638	(318)	245,445	(521,660)	24,063,105	24,063,105
Total investments in fixed maturity securities	$24,369,703	$(332)	$246,559	$(521,660)	$24,094,270	$24,093,156
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
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the six months ended June 30, 2025 and 2024:

(In thousands)	2025	2024
Balance, beginning of period	$25	$43
Provision for expected credit losses	(11)	(9)
Balance, end of period	$14	$34
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended June 30, 2025 and 2024:

(In thousands)	2025	2024
Balance, beginning of period	$20	$38
Provision for expected credit losses	(6)	(4)
Balance, end of period	$14	$34

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the six months ended June 30, 2025 and 2024:

	2025				2024
(In thousands)	Foreign Government	Mortgage-backed	State and Municipal	Total	Foreign Government	Corporate	Mortgage-backed	Asset-backed	State and Municipal	Total
Balance, beginning of period	$216	$430	$—	$646	$29,603	$5,026	$158	$1,164	$757	$36,708
Change on securities for which credit losses were not previously recorded	—	—	10	10	300	—	1,701	—	—	2,001
Change on securities for which credit losses were previously recorded	102	(430)	(10)	(338)	(10,434)	(5,026)	(158)	(275)	(418)	(16,311)
Reduction due to disposals	—	—	—	—	—	—	(561)	—	—	(561)
Balance, end of period	$318	$—	$—	$318	$19,469	$—	$1,140	$889	$339	$21,837
During the six months ended June 30, 2025, the Company decreased the allowance for expected credit losses for available for sale securities primarily due to improved pricing related to mortgage-backed securities. During the six months ended June 30, 2024, the Company decreased the allowance for expected credit losses for available for sale securities primarily due to improved pricing associated with foreign government securities and corporate securities.
The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended June 30, 2025 and 2024:

	2025			2024
(In thousands)	Foreign Government	State and Municipal	Total	Foreign Government	Mortgage-backed	Asset-backed	State and Municipal	Total
Balance, beginning of period	$323	$10	$333	$20,479	$562	$1,097	$693	$22,831
Change on securities for which credit losses were not previously recorded	—	—	—	300	1,139	—	—	1,439
Change on securities for which credit losses were previously recorded	(5)	(10)	(15)	(1,310)	—	(208)	(354)	(1,872)
Reduction due to disposals	—	—	—	—	(561)	—	—	(561)
Balance, end of period	$318	$—	$318	$19,469	$1,140	$889	$339	$21,837
The amortized cost and fair value of fixed maturity securities at June 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,728,802	$1,720,156
Due after one year through five years	9,001,644	8,861,485
Due after five years through ten years	4,046,210	4,065,444
Due after ten years	5,144,357	5,117,452
Mortgage-backed securities	4,448,676	4,329,733
Total	$24,369,689	$24,094,270
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $14 thousand related to held to maturity securities.
At June 30, 2025 and December 31, 2024, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
    At June 30, 2025 and December 31, 2024, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2025
Common stocks	$528,148	$211,335	$(19,913)	$719,570	$719,570
Preferred stocks	388,653	158,950	(4,981)	542,622	542,622
Total	$916,801	$370,285	$(24,894)	$1,262,192	$1,262,192

December 31, 2024
Common stocks	$612,479	$223,981	$(76,293)	$760,167	$760,167
Preferred stocks	329,495	122,716	(8,590)	443,621	443,621
Total	$941,974	$346,697	$(84,883)	$1,203,788	$1,203,788

(8) Arbitrage Trading Account
    At June 30, 2025 and December 31, 2024, the fair and carrying values of the arbitrage trading account were $1,035 million and $1,123 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of June 30, 2025, the fair value of long option contracts outstanding was $5 million (notional amount of $270 million) and the fair value of short option contracts was $31 million (notional amount of $271 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$322,518	$324,136	$636,306	$659,384
Investment funds	27,268	25,476	54,291	(3,873)
Arbitrage trading account (1)	23,672	16,682	40,001	34,693
Equity securities	12,485	12,386	23,126	23,721
Real estate	(4,092)	(3,705)	(8,109)	(16,868)
Gross investment income	381,851	374,975	745,615	697,057
Investment expense	(2,548)	(2,846)	(6,020)	(5,090)
Net investment income	$379,303	$372,129	$739,595	$691,967
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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $272 million as of June 30, 2025.
    Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	June 30,	December 31,	For the Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Financial services	$434,518	$430,163	$12,277	$(18,231)
Transportation	276,904	286,426	20,714	(3,732)
Real Estate	181,509	178,685	5,614	12,880
Infrastructure	161,019	151,560	9,064	7,828
Energy	42,193	42,776	(1,234)	8,505
Other funds	396,115	378,636	7,856	(11,123)
Total	$1,492,258	$1,468,246	$54,291	$(3,873)
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the minority investment in Lifson Re Ltd. ("Lifson Re"), a Bermuda reinsurance company. Lifson Re participated on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 30.0% share of placed amounts in 2024, which percentage was increased to 32.5% effective January 1, 2025. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. For the six months ended June 30, 2025 and 2024, the Company ceded approximately $362 million and $206 million, respectively, of written premiums to Lifson Re.
Other funds include deferred compensation trust assets of $42 million and $38 million as of June 30, 2025 and December 31, 2024, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(11) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	June 30,	December 31,
(In thousands)	2025	2024
Properties in operation	$1,066,361	$1,063,687
Properties under development	228,144	227,768
Total	$1,294,505	$1,291,455

    As of June 30, 2025, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $39,761,000 and $38,671,000 as of June 30, 2025 and December 31, 2024, respectively. Related depreciation expense was $4,547,000 and $4,164,000 for the six months ended June 30, 2025 and

2024, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $17,986,813 in 2025, $37,365,898 in 2026, $37,887,121 in 2027, $38,646,570 in 2028, $33,546,284 in 2029, $27,798,317 in 2030 and $411,072,017 thereafter.
    A mixed-use project in Washington, D.C. had been under development in 2025 and 2024. The completed portion of the project is reported in properties in operation.

(12) Loans Receivable

At June 30, 2025 and December 31, 2024, loans receivable were as follows:

(In thousands)	June 30, 2025	December 31, 2024
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$320,309	$402,382
Commercial loans	4,056	3,071
Total	$324,365	$405,453

Fair value:
Real estate loans	$320,643	$402,177
Commercial loans	4,056	3,071
Total	$324,699	$405,248
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
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the six months ended June 30, 2025 and 2024:

	2025			2024
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Balance, beginning of period	$1,088	$26	$1,114	$2,983	$21	$3,004
Change in expected credit losses	(754)	9	(745)	(1,190)	(1)	(1,191)
Balance, end of period	$334	$35	$369	$1,793	$20	$1,813
During six months ended June 30, 2025, the Company decreased the allowance for expected credit losses due to the redemption of one loan and a decrease in the weighted average life of the remaining loan portfolio. During the six months ended June 30, 2024, the Company decreased the allowance for expected credit losses due to a decrease in the weighted average life of the loan portfolio.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended June 30, 2025 and 2024:

	2025			2024
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Balance, beginning of period	$776	$12	$788	$2,587	$22	$2,609
Change in expected credit losses	(442)	23	(419)	(794)	(2)	(796)
Balance, end of period	$334	$35	$369	$1,793	$20	$1,813
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

(13) Net Investment Gains
     Net investment gains (losses) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net investment gains (losses):
Fixed maturity securities:
Gains	$4,209	$3,092	$6,841	$6,649
Losses	(5,654)	(5,362)	(8,366)	(7,685)
Equity securities (1):
Net realized (losses) gains on investment sales	(1,100)	61,521	(3,695)	101,798
Change in unrealized gains (losses)	63,630	(66,717)	83,577	(40,905)
Investment funds	808	217	822	1,210
Real estate	(5,256)	(1,958)	(1,313)	(4,174)
Other (2)	(26,104)	(51,099)	(31,622)	(105,696)
Net realized and unrealized gains (losses) on investments in earnings before allowance for expected credit losses	30,533	(60,306)	46,244	(48,803)
Change in allowance for expected credit losses on investments:
Fixed maturity securities	21	998	339	14,879
Loans receivable	419	796	745	1,191
Change in allowance for expected credit losses on investments	440	1,794	1,084	16,070
Net investment gains (losses)	30,973	(58,512)	47,328	(32,733)
Income tax (expense) benefit	(6,685)	12,401	(10,213)	5,769
After-tax net investment gains (losses)	$24,288	$(46,111)	$37,115	$(26,964)

Change in unrealized investment gains (losses) on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$152,235	$(11,394)	$336,222	$(99,988)
Fixed maturity securities with allowance for expected credit losses	478	(7,683)	(73)	(6,696)
Investment funds	5,110	(1,338)	7,606	(3,041)
Other	35	(225)	(42)	(212)
Total change in unrealized investment gains (losses)	157,858	(20,640)	343,713	(109,937)
Income tax (expense) benefit	(37,593)	7,302	(75,175)	26,477
Noncontrolling interests	—	1	(1)	1
After-tax change in unrealized investment gains (losses) of available for sale securities	$120,265	$(13,337)	$268,537	$(83,459)
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

(14) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at June 30, 2025 and December 31, 2024 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2025
U.S. government and government agency	$941,906	$11,134	$466,439	$19,315	$1,408,345	$30,449
State and municipal	200,033	3,908	1,262,830	51,312	1,462,863	55,220
Mortgage-backed	859,569	11,556	887,676	146,042	1,747,245	157,598
Asset-backed	610,864	2,675	532,828	24,130	1,143,692	26,805
Corporate	366,889	2,120	2,207,465	83,962	2,574,354	86,082
Foreign government	150,504	2,285	339,854	163,221	490,358	165,506
Fixed maturity securities	$3,129,765	$33,678	$5,697,092	$487,982	$8,826,857	$521,660

December 31, 2024
U.S. government and government agency	$767,515	$9,637	$560,260	$33,226	$1,327,775	$42,863
State and municipal	348,116	8,027	1,411,761	81,430	1,759,877	89,457
Mortgage-backed	1,541,464	21,326	1,060,823	171,734	2,602,287	193,060
Asset-backed	411,763	4,613	626,237	36,899	1,038,000	41,512
Corporate	1,791,970	21,346	2,951,377	135,117	4,743,347	156,463
Foreign government	600,103	17,933	476,479	167,440	1,076,582	185,373
Fixed maturity securities	$5,460,931	$82,882	$7,086,937	$625,846	$12,547,868	$708,728
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2025 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	50	$144,584	$155,344
State and municipal	6	28,621	1,436
Corporate	8	29,131	622
Mortgage-backed	15	2,589	193
Asset-backed	1	9	1
Total	80	$204,934	$157,596
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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2025
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$3,101,062	$—	$3,101,062	$—
State and municipal	2,146,601	—	2,146,601	—
Mortgage-backed	4,327,577	—	4,327,577	—
Asset-backed	3,853,435	—	3,853,435	—
Corporate	8,758,776	—	8,738,800	19,976
Foreign government	1,875,654	—	1,875,654	—
Total fixed maturity securities available for sale	24,063,105	—	24,043,129	19,976
Equity securities:
Common stocks	719,570	716,561	858	2,151
Preferred stocks	542,622	—	533,948	8,674
Total equity securities	1,262,192	716,561	534,806	10,825
Arbitrage trading account	1,034,557	905,421	125,391	3,745
Total	$26,359,854	$1,621,982	$24,703,326	$34,546
Liabilities:
Trading account securities sold but not yet purchased	$30,909	$30,909	$—	$—

December 31, 2024
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$2,235,341	$—	$2,235,341	$—
State and municipal	2,294,644	—	2,294,644	—
Mortgage-backed	3,765,490	—	3,765,490	—
Asset-backed	3,885,012	—	3,885,012	—
Corporate	8,417,641	—	8,397,974	19,667
Foreign government	1,755,325	—	1,755,325	—
Total fixed maturity securities available for sale	22,353,453	—	22,333,786	19,667
Equity securities:
Common stocks	760,167	757,115	1,011	2,041
Preferred stocks	443,621	—	439,947	3,674
Total equity securities	1,203,788	757,115	440,958	5,715
Arbitrage trading account	1,122,599	1,062,459	56,630	3,510
Total	$24,679,840	$1,819,574	$22,831,374	$28,892
Liabilities:
Trading account securities sold but not yet purchased	$73,358	$73,358	$—	$—

    The following tables summarize changes in Level 3 assets and liabilities for the six months ended June 30, 2025 and for the year ended December 31, 2024:

Gains (Losses) Included In:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns / Maturities	Transfers In / (Out)	Ending Balance
Six Months Ended June 30, 2025
Assets:
Fixed maturities securities available for sale:
Corporate	$19,667	$—	$309	$—	$—	$—	$—	$—	$19,976
Total	19,667	—	309	—	—	—	—	—	19,976
Equity securities:
Common stocks	$2,041	$236	$—	$—	$—	$(126)	$—	$—	$2,151
Preferred stocks	3,674	—	—	—	6,160	(1,160)	—	—	8,674
Total	5,715	236	—	—	6,160	(1,286)	—	—	10,825
Arbitrage trading account	3,510	235	—	—	—	—	—	—	3,745
Total	$28,892	$471	$309	$—	$6,160	$(1,286)	$—	$—	$34,546

Year Ended December 31, 2024
Assets:
Fixed maturities securities available for sale:
Corporate	$—	$—	$(333)	$—	$—	$—	$—	$20,000	$19,667
Total	—	—	(333)	—	—	—	—	20,000	19,667
Equity securities:
Common stocks	$1,558	$611	$—	$—	$—	$(128)	$—	$—	$2,041
Preferred stocks	3,695	36	—	—	—	(57)	—	—	3,674
Total	5,253	647	—	—	—	(185)	—	—	5,715
Arbitrage trading account	3,772	(261)	—	—	—	(38)	—	37	3,510
Total	$9,025	$386	$(333)	$—	$—	$(223)	$—	$20,037	$28,892
    For the six months ended June 30, 2025, there were no securities transferred into or out of Level 3. For the year ended December 31, 2024, there was one corporate security transferred into Level 3 from Level 2 given there were no quoted prices or observable inputs available, and one security within the arbitrage trading account portfolio that no longer had a publicly traded price transferred into Level 3.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	June 30,
(In thousands)	2025	2024
Net reserves at beginning of period	$17,166,641	$15,661,820
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	3,822,512	3,411,888
Increase in estimates for claims occurring in prior years (2) (3)	17,823	14,700
Loss reserve discount accretion	15,881	17,786
Total	3,856,216	3,444,374
Net payments for claims:
Current year	431,981	383,639
Prior years	2,537,599	2,205,566
Total	2,969,580	2,589,205
Foreign currency translation	164,747	(56,143)
Net reserves at end of period	18,218,024	16,460,846
Ceded reserves at end of period	3,278,099	3,106,344
Gross reserves at end of period	$21,496,123	$19,567,190
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $28 million and $26 million for the six months ended June 30, 2025 and 2024, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $17 million and $7 million for the six months ended June 30, 2025 and 2024, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $1 million and $2 million for the six months ended June 30, 2025 and 2024, respectively.
During the six months ended June 30, 2025, favorable prior year development (net of additional and return premiums) of $1 million included $20 million of favorable prior year development for the Reinsurance & Monoline Excess segment largely offset by $19 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first half of 2025 was driven by other liability and commercial auto liability and was partially offset by favorable development for short tail lines of business, including commercial property and commercial auto physical damage. The adverse other liability development was driven primarily by umbrella and other claims attaching excess of primary policy limits and included a significant component stemming from underlying auto exposures. A secondary driver of the other liability development related to the Company’s excess and surplus lines casualty business. The other liability development was concentrated in accident years 2017 through 2022. The adverse commercial auto liability development was concentrated in accident years 2021 and 2022. The Company believes that auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The favorable development for short tail property lines of business during the first half of 2025 related to the 2024 accident year, and resulted from favorable settlements of both catastrophe and non-catastrophe claims below our expectations.
For the Reinsurance & Monoline Excess segment, the favorable development during the first half of 2025 was driven mainly by favorable development in non-proportional reinsurance for assumed property. Similar to the Insurance segment, the favorable property reinsurance development was driven by favorable claim settlements, below our expectations, related mainly to the 2024 accident year.
During the six months ended June 30, 2024, favorable prior year development (net of additional and return premiums) of $2 million included $7 million for the Reinsurance & Monoline Excess segment partially offset by $5 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first half of 2024 was driven by commercial auto liability and other liability (mainly umbrella and excess liability), and was partially offset by favorable development for workers’ compensation and professional liability. The adverse commercial auto liability development was concentrated in accident years 2020 through 2023. The other liability development was mainly driven by umbrella and excess liability claims, and was focused in accident years 2017 through 2021. A significant portion of the umbrella and excess liability development related to underlying commercial auto exposures. The Company believes that commercial auto-related claims were being particularly impacted by social inflation, which contributed to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of aggressive actions by the plaintiffs’ bar such as litigation funding, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among other factors.
The favorable workers’ compensation development for the Insurance segment was mainly related to accident years 2016 through 2023, while the favorable professional liability development was mainly in accident years 2018 through 2022. For workers’ compensation, favorable reported claim frequency, below expectations, continued to be the main driver of the favorable reserve development. For professional liability, reported loss experience for accident years 2018 through 2022 was better than expected, which drove the favorable reserve development. Accident years 2020 through 2022 also feature business written at peak pricing levels, which the Company believes will result in higher profitability than initially anticipated.
For the Reinsurance & Monoline Excess segment, the favorable development during the first half of 2024 was driven mainly by favorable development in excess workers’ compensation, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to expectations, and by favorable claim settlements spread across many prior accident years. The unfavorable development for non-proportional reinsurance was concentrated mainly in accident years 2017 through 2019 and was associated primarily with our U.S. and U.K. excess general liability reinsurance businesses, including coverage for cedants insuring construction projects.

(17) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2025		December 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$24,093,156	$24,094,270	$22,397,865	$22,399,426
Equity securities	1,262,192	1,262,192	1,203,788	1,203,788
Arbitrage trading account	1,034,557	1,034,557	1,122,599	1,122,599
Loans receivable	324,365	324,699	405,453	405,248
Cash and cash equivalents	1,984,529	1,984,529	1,974,747	1,974,747
Trading account receivables from brokers and clearing organizations	138,891	138,891	60,327	60,327
Liabilities:
Due to broker	16,160	16,160	70,483	70,483
Trading account securities sold but not yet purchased	30,909	30,909	73,358	73,358
Senior notes and other debt	1,831,638	1,438,943	1,831,158	1,425,852
Subordinated debentures	1,010,168	766,884	1,009,808	805,864
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

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024
Written premiums:
Direct	$3,610,784	$3,380,470	$6,921,677	$6,419,537
Assumed	366,985	337,302	740,031	660,991
Ceded	(626,330)	(590,993)	(1,176,966)	(1,102,458)
Total net premiums written	$3,351,439	$3,126,779	$6,484,742	$5,978,070

Earned premiums:
Direct	$3,335,252	$3,048,872	$6,569,095	$5,985,516
Assumed	336,521	328,114	676,118	666,024
Ceded	(573,588)	(530,571)	(1,134,647)	(1,040,778)
Total net premiums earned	$3,098,185	$2,846,415	$6,110,566	$5,610,762

Ceded losses and loss expenses incurred	$354,923	$327,243	$669,175	$633,194
Ceded commissions earned	$135,919	$123,647	$275,523	$244,701
    The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the six months ended June 30, 2025 and 2024:

(In thousands)	2025	2024
Allowance for expected credit losses, beginning of period	$39,884	$35,110
Change in expected credit losses	(924)	2,169
Allowance for expected credit losses, end of period	$38,960	$37,279
The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended June 30, 2025 and 2024:

(In thousands)	2025	2024
Allowance for expected credit losses, beginning of period	$38,861	$35,039
Change in expected credit losses	99	2,240
Allowance for expected credit losses, end of period	$38,960	$37,279
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses.
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the six months ended June 30, 2025 and 2024:

(In thousands)	2025	2024
Allowance for expected credit losses, beginning of period	$8,350	$8,404
Change in expected credit losses	(1,396)	1,851
Allowance for expected credit losses, end of period	$6,954	$10,255

The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended June 30, 2025 and 2024:

(In thousands)	2025	2024
Allowance for expected credit losses, beginning of period	$7,084	$9,185
Change in expected credit losses	(130)	1,070
Allowance for expected credit losses, end of period	$6,954	$10,255

(19) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $25 million for both the six months ended June 30, 2025 and 2024. A summary of RSUs issued in the six months ended June 30, 2025 and 2024 follows:

($ in thousands)	Units	Fair Value
2025	20,995	$1,235
2024	2,277	$125

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
The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024
Leases:
Lease cost	$13,220	$11,326	$25,998	$22,403
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$11,832	$12,364	$25,314	$24,596
Right-of-use assets obtained in exchange for new lease liabilities	$31,224	$8,853	$44,434	$33,548

	As of June 30,
($ in thousands)	2025	2024
Right-of-use assets	$210,884	$190,207
Lease liabilities	$249,189	$231,128
Weighted-average remaining lease term	7.3 years	7.5 years
Weighted-average discount rate	5.82%	5.51%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	June 30, 2025
Contractual Maturities:
2025	$24,509
2026	48,304
2027	39,709
2028	38,184
2029	34,282
Thereafter	113,898
Total undiscounted future minimum lease payments	298,886
Less: Discount impact	49,697
Total lease liability	$249,189

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

	Revenues				Expenses
(In thousands)	Earned Premiums (1)	Investment Income (Loss)	Other	Total (2)	Losses and Loss Expenses	Policy Acquisition and Insurance Operating Expenses	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended June 30, 2025
Insurance	$2,728,784	$299,476	$10,154	$3,038,414	$1,742,235	$772,328	$11,179	$2,525,742	$512,672	$393,450
Reinsurance & Monoline Excess	369,401	80,858	—	450,259	213,189	109,771	—	322,960	127,299	100,040
Corporate, other and eliminations (3)	—	(1,031)	152,193	151,162	—	—	300,243	300,243	(149,081)	(116,490)
Net investment gains	—	—	30,973	30,973	—	—	—	—	30,973	24,288
Total	$3,098,185	$379,303	$193,320	$3,670,808	$1,955,424	$882,099	$311,422	$3,148,945	$521,863	$401,288
Three months ended June 30, 2024
Insurance	$2,484,569	$303,561	$9,591	$2,797,721	$1,589,569	$707,155	$10,944	$2,307,668	$490,053	$374,247
Reinsurance & Monoline Excess	361,846	58,472	—	420,318	191,027	104,842	—	295,869	124,449	97,638
Corporate, other and eliminations (3)	—	10,096	144,409	154,505	—	—	222,822	222,822	(68,317)	(53,865)
Net investment losses	—	—	(58,512)	(58,512)	—	—	—	—	(58,512)	(46,111)
Total	$2,846,415	$372,129	$95,488	$3,314,032	$1,780,596	$811,997	$233,766	$2,826,359	$487,673	$371,909
Six months ended June 30, 2025
Insurance	$5,371,291	$590,724	$20,106	$5,982,121	$3,429,688	$1,507,989	$22,267	$4,959,944	$1,022,177	$786,572
Reinsurance & Monoline Excess	739,275	147,288	—	886,563	426,528	212,356	—	638,884	247,679	195,883
Corporate, other and eliminations (3)	—	1,583	300,612	302,195	—	—	558,910	558,910	(256,715)	(200,710)
Net investment gains	—	—	47,328	47,328	—	—	—	—	47,328	37,115
Total	$6,110,566	$739,595	$368,046	$7,218,207	$3,856,216	$1,720,345	$581,177	$6,157,738	$1,060,469	$818,860
Six months ended June 30, 2024
Insurance	$4,883,338	$548,338	$19,014	$5,450,690	$3,071,121	$1,389,749	$21,618	$4,482,488	$968,202	$739,337
Reinsurance & Monoline Excess	727,424	111,683	—	839,107	373,253	213,780	—	587,033	252,074	199,764
Corporate, other and eliminations (3)	—	31,946	281,795	313,741	—	—	439,540	439,540	(125,799)	(97,757)
Net investment losses	—	—	(32,733)	(32,733)	—	—	—	—	(32,733)	(26,964)
Total	$5,610,762	$691,967	$268,076	$6,570,805	$3,444,374	$1,603,529	$461,158	$5,509,061	$1,061,744	$814,380
Identifiable Assets

(In thousands)	June 30, 2025	December 31, 2024
Insurance	$34,532,276	$32,911,507
Reinsurance & Monoline Excess	5,799,205	5,669,729
Corporate, other and eliminations (3)	2,326,576	1,867,399
Consolidated	$42,658,057	$40,448,635
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2) Revenues for Insurance from foreign operations for the three months ended June 30, 2025 and 2024 were $361 million and $368 million, respectively, and for the six months ended June 30, 2025 and 2024 were $694 million and $762 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign operations for the three months ended June 30, 2025 and 2024 were $116 million and $117 million, respectively, and for the six months ended June 30, 2025 and 2024 were $246 million and $228 million, respectively.

(3) Corporate, other and eliminations represent corporate revenues and expenses and certain other items that are not allocated to business segments.
    Net premiums earned by major line of business are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024
Insurance:
Other liability	$1,104,332	$1,001,987	$2,177,060	$1,969,247
Short-tail lines (1)	619,988	538,797	1,216,096	1,049,606
Auto	405,632	361,580	795,581	715,593
Workers' compensation	318,881	310,564	629,910	612,060
Professional liability	279,951	271,641	552,644	536,832
Total Insurance	2,728,784	2,484,569	5,371,291	4,883,338

Reinsurance & Monoline Excess:
Casualty (2)	184,903	199,080	366,670	396,924
Property (2)	113,136	97,255	233,979	199,638
Monoline excess (3)	71,362	65,511	138,626	130,862
Total Reinsurance & Monoline Excess	369,401	361,846	739,275	727,424

Total	$3,098,185	$2,846,415	$6,110,566	$5,610,762
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
    W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates worldwide in two segments of the property and casualty business: Insurance and Reinsurance & Monoline Excess. Our decentralized structure provides us with the flexibility to respond quickly and efficiently to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. While providing our operating units with certain operating autonomy, our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment, reinsurance, enterprise risk management, and actuarial, financial and corporate legal staff support. The Company’s primary sources of revenues and earnings are its insurance operations and its investments.
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
    Our net reserves for losses and loss expenses of approximately $18.2 billion as of June 30, 2025 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $3.4 billion, or 18.7%, of the Company’s net loss reserves as of June 30, 2025 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves, which predominantly comprise these reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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

    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	June 30, 2025	December 31, 2024
Insurance	$14,815,570	$13,881,574
Reinsurance & Monoline Excess	3,402,454	3,285,067
Net reserves for losses and loss expenses	18,218,024	17,166,641
Ceded reserves for losses and loss expenses	3,278,099	3,201,389
Gross reserves for losses and loss expenses	$21,496,123	$20,368,030

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
June 30, 2025
Other liability	$2,235,046	$5,552,744	$7,787,790
Professional liability	651,463	1,595,409	2,246,872
Workers’ compensation (1)	1,096,496	760,294	1,856,790
Auto	777,504	988,478	1,765,982
Short-tail lines (2)	436,043	722,093	1,158,136
Total Insurance	5,196,552	9,619,018	14,815,570
Reinsurance & Monoline Excess (1) (3)	1,661,563	1,740,891	3,402,454
Total	$6,858,115	$11,359,909	$18,218,024

December 31, 2024
Other liability	$2,104,721	$5,164,994	$7,269,715
Professional liability	613,230	1,503,908	2,117,138
Workers’ compensation (1)	1,054,427	771,367	1,825,794
Auto	729,462	936,319	1,665,781
Short-tail lines (2)	410,138	593,008	1,003,146
Total Insurance	4,911,978	8,969,596	13,881,574
Reinsurance & Monoline Excess (1) (3)	1,622,399	1,662,668	3,285,067
Total	$6,534,377	$10,632,264	$17,166,641
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $415 million and $405 million as of June 30, 2025 and December 31, 2024, respectively.
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
    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the six months ended June 30, 2025 and 2024 are as follows:

(In thousands)	2025	2024
Increase in prior year loss reserves	$(17,823)	$(14,700)
Increase in prior year earned premiums	19,306	16,373
Net favorable prior year development	$1,483	$1,673
During the six months ended June 30, 2025, favorable prior year development (net of additional and return premiums) of $1 million included $20 million of favorable prior year development for the Reinsurance & Monoline Excess segment largely offset by $19 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first half of 2025 was driven by other liability and commercial auto liability and was partially offset by favorable development for short tail lines of business, including commercial property and commercial auto physical damage. The adverse other liability development was driven primarily by umbrella and other claims attaching excess of primary policy limits and included a significant component stemming from underlying auto exposures. A secondary driver of the other liability development related to the Company’s excess and surplus lines casualty business. The other liability development was concentrated in accident years 2017 through 2022. The adverse commercial auto liability development was concentrated in accident years 2021 and 2022. The Company believes that auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The favorable development for short tail property lines of business during the first half of 2025 related to the 2024 accident year, and resulted from favorable settlements of both catastrophe and non-catastrophe claims below our expectations.
For the Reinsurance & Monoline Excess segment, the favorable development during the first half of 2025 was driven mainly by favorable development in non-proportional reinsurance for assumed property. Similar to the Insurance segment, the favorable property reinsurance development was driven by favorable claim settlements, below our expectations, related mainly to the 2024 accident year.
During the six months ended June 30, 2024, favorable prior year development (net of additional and return premiums) of $2 million included $7 million for the Reinsurance & Monoline Excess segment partially offset by $5 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first half of 2024 was driven by commercial auto liability and other liability (mainly umbrella and excess liability), and was partially offset by favorable development for workers’ compensation and professional liability. The adverse commercial auto liability development was concentrated in accident years 2020 through 2023. The other liability development was mainly driven by umbrella and excess liability claims, and was focused in accident years 2017 through 2021. A significant portion of the umbrella and excess liability development related to underlying commercial auto exposures. The Company believes that commercial auto-related claims were being particularly impacted by social inflation, which contributed to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of aggressive actions by the plaintiffs’ bar such as litigation funding, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among other factors.
The favorable workers’ compensation development for the Insurance segment was mainly related to accident years 2016 through 2023, while the favorable professional liability development was mainly in accident years 2018 through 2022. For workers’ compensation, favorable reported claim frequency, below expectations, continued to be the main driver of the favorable reserve development. For professional liability, reported loss experience for accident years 2018 through 2022 was better than expected, which drove the favorable reserve development. Accident years 2020 through 2022 also feature business written at peak pricing levels, which the Company believes will result in higher profitability than initially anticipated.
For the Reinsurance & Monoline Excess segment, the favorable development during the first half of 2024 was driven mainly by favorable development in excess workers’ compensation, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to expectations, and by favorable claim settlements spread across many prior accident years. The unfavorable development for non-proportional reinsurance was concentrated mainly in accident years 2017 through 2019 and was associated primarily with our U.S. and U.K. excess general liability reinsurance businesses, including coverage for cedants insuring construction projects.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,385 million and $1,358 million at June 30, 2025 and December 31, 2024, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $415 million and $405 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.6%.
    Substantially all of the workers’ compensation discount (97% of total discounted reserves at June 30, 2025) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at June 30, 2025), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $58 million at June 30, 2025 and $51 million at December 31, 2024. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2025 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	50	$144,584	$155,344
State and municipal	6	28,621	1,436
Corporate	8	29,131	622
Mortgage-backed	15	2,589	193
Asset-backed	1	9	1
Total	80	$204,934	$157,596
    As of June 30, 2025, the Company recorded an allowance for expected credit losses on fixed maturity securities of $0.3 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $0.4 million and $1 million as of June 30, 2025 and December 31, 2024, respectively.
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
    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of June 30, 2025:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$23,649,954	98.3%
Syndicate manager	125,288	0.5
Directly by the Company based on:
Observable data	267,887	1.1
Cash flow model	19,976	0.1
Total	$24,063,105	100.0%
    Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2025, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Six Months Ended June 30, 2025 and 2024
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2025 and 2024. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2025	2024
Insurance:
Gross premiums written	$6,823,840	$6,281,900
Net premiums written	5,708,158	5,256,163
Net premiums earned	5,371,291	4,883,338
Loss ratio	63.9%	62.9%
Expense ratio	28.0%	28.4%
GAAP combined ratio	91.9%	91.3%
Reinsurance & Monoline Excess:
Gross premiums written	$837,868	$798,628
Net premiums written	776,584	721,907
Net premiums earned	739,275	727,424
Loss ratio	57.7%	51.3%
Expense ratio	28.7%	29.4%
GAAP combined ratio	86.4%	80.7%
Consolidated:
Gross premiums written	$7,661,708	$7,080,528
Net premiums written	6,484,742	5,978,070
Net premiums earned	6,110,566	5,610,762
Loss ratio	63.1%	61.4%
Expense ratio	28.2%	28.6%
GAAP combined ratio	91.3%	90.0%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the six months ended June 30, 2025 and 2024:

(In thousands, except per share data)	2025	2024
Net income to common stockholders	$818,860	$814,380
Weighted average diluted shares	400,098	404,679
Net income per diluted share	$2.05	$2.01
    The Company reported net income to common stockholders of $819 million in 2025 compared to $814 million in 2024. The $5 million increase of net income was primarily due to an after-tax increase in net investment gains of $62 million mainly due to change in unrealized gains on equity securities, an after-tax increase of $37 million in net investment income primarily due to income from transportation and financial services funds, a $5 million reduction in tax expense due to a change in the effective tax rate, an after-tax increase of $4 million in profit from insurance service businesses, and an after-tax increase in profits from non-insurance businesses of $2 million, largely offset by an after-tax increase in foreign currency losses of $76 million due to the weakening U.S. dollar against other major currencies in 2025, an after-tax decrease in underwriting income of $22 million mainly due to California wildfire and other catastrophe losses in 2025, and an after-tax increase in corporate expenses of $7 million. The number of weighted average diluted shares decreased 4.6 million for 2025 compared to 2024, mainly reflecting shares repurchased in 2025 and 2024.
    Premiums. Gross premiums written were $7,662 million in 2025, an increase of 8% from $7,081 million in 2024. The increase was due to a $542 million increase in the Insurance segment and a $39 million increase in the Reinsurance & Monoline Excess segment. Approximately 80% of premiums expiring in 2025 were renewed, and 81% of premiums expiring in 2024 were renewed.

    Average renewal premium rates (per unit of exposure) for insurance and facultative reinsurance increased 7.0% in 2025 and increased 7.9% excluding workers' compensation.
    A summary of gross premiums written in 2025 compared with 2024 by line of business within each business segment follows:
•Insurance - gross premiums increased 9% to $6,824 million in 2025 from $6,282 million in 2024. Gross premiums increased $200 million (12%) for short-tail lines, $194 million (8%) for other liability, $88 million (11%) for auto, $47 million (7%) for workers' compensation and $13 million (2%) for professional liability.
•Reinsurance & Monoline Excess - gross premiums increased 5% to $838 million in 2025 from $799 million in 2024. Gross premiums increased $43 million (18%) for property and $7 million (5%) for monoline excess, partially offset by a decrease of $11 million (3%) for casualty.
    Net premiums written were $6,485 million in 2025, an increase of 8% from $5,978 million in 2024. Ceded reinsurance premiums as a percentage of gross written premiums was 15% and 16% in 2025 and 2024, respectively.
    Premiums earned increased 9% to $6,111 million in 2025 from $5,611 million in 2024. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2025 are related to business written during both 2025 and 2024. Audit premiums were $168 million in 2025 compared with $184 million in 2024.
    Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2025 and 2024:

	Amount		Average Annualized Yield
($ in thousands)	2025	2024	2025	2024
Fixed maturity securities, including cash and cash equivalents and loans receivable	$636,306	$659,384	4.9%	5.7%
Investment funds	54,291	(3,873)	7.3	(0.5)
Arbitrage trading account	40,001	34,693	7.1	5.7
Equity securities	23,126	23,721	5.2	4.8
Real estate	(8,109)	(16,868)	(1.2)	(2.7)
Gross investment income	745,615	697,057	4.8	4.9
Investment expenses	(6,020)	(5,090)	—	—
Total	$739,595	$691,967	4.8%	4.9%
    Net investment income increased 7% to $740 million in 2025 from $692 million in 2024 due primarily to a $58 million increase in income from investment funds primarily due to transportation funds and financial services funds, a $9 million improvement in real estate and a $5 million increase in arbitrage trading account, partially offset by a $23 million decrease in income from fixed maturity securities mainly due to higher income from the Argentine inflation-linked securities in 2024 and a $1 million increase in investment expenses. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 4.9% in 2025 and 5.7% in 2024. The average annualized yield for fixed maturity securities excluding Argentine inflation-linked securities was 4.7% in 2025 and 4.4% in 2024. The effective duration of the fixed maturity portfolio was 2.8 years at June 30, 2025 and 2.6 years at December 31, 2024. Average invested assets, at cost (including cash and cash equivalents), were $30.9 billion in 2025 up 9% from $28.2 billion in 2024.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $62 million in 2025 from $53 million in 2024 mainly due to organic growth within the business.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $46 million in 2025 compared with losses of $49 million in 2024. The gains of $46 million in 2025 reflected an increase in unrealized gains on equity securities of $83 million, partially offset by net realized losses on investments of $37 million. The losses of $49 million in 2024 reflected an increase in unrealized losses on equity securities of $41 million and net realized losses on investments of $8 million.

Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments, which are reflected in net investment gains (losses), decreased by $1 million ($0.8 million after-tax) in 2025 reflecting improved pricing related to fixed maturity securities and the redemption of one loan in the loan receivable portfolio, and $16 million ($13 million after-tax) in 2024 due to a change in estimate.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $258 million in 2025 and $247 million in 2024. The increase mainly relates to aviation-related business and commercial and residential textile business, partially offset by the reduction in promotional merchandise business.
    Losses and Loss Expenses. Losses and loss expenses increased to $3,856 million in 2025 from $3,444 million in 2024. The consolidated loss ratio was 63.1% in 2025 and 61.4% in 2024. Catastrophe losses, net of reinsurance recoveries, were $210 million in 2025 with the largest contributors being California wildfire losses and frequency of severe storms, up from $120 million in 2024. Favorable prior year reserve development (net of premium offsets) was $1 million in 2025 and $2 million 2024. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.4 points to 59.7% in 2025 from 59.3% in 2024 largely due to a change in business mix.
    A summary of loss ratios in 2025 compared with 2024 by business segment follows:
•Insurance - The loss ratio was 63.9% in 2025 and 62.9% in 2024. Catastrophe losses were $148 million in 2025 compared with $114 million in 2024. Adverse prior year reserve development was $19 million in 2025 and $5 million in 2024. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.3 points to 60.7% in 2025 from 60.4% in 2024.
•Reinsurance & Monoline Excess - The loss ratio was 57.7% in 2025 and 51.3% in 2024. Catastrophe losses were $62 million in 2025 and $6 million in 2024. Favorable prior year reserve development was $20 million in 2025 and $7 million in 2024. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.6 points to 52.1% in 2025 from 51.5% in 2024.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the six months ended June 30, 2025 and 2024:

($ in thousands)	2025	2024
Policy acquisition and insurance operating expenses	$1,720,345	$1,603,529
Insurance service expenses	47,534	44,523
Net foreign currency losses (gains)	74,774	(23,295)
Other costs and expenses	146,564	136,767
Total	$1,989,217	$1,761,524
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 7% and net premiums earned increased 9% from 2024. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) decreased 0.4 points to 28.2% in 2025 from 28.6% in 2024 mainly due to growth in net premiums earned and a non-recurring benefit associated with compensation costs.
    Insurance service expenses, which represent the costs associated with the fee-based businesses, were $48 million in 2025 and $45 million in 2024.
    Net foreign currency losses (gains) result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $75 million in 2025 compared to gains of $23 million in 2024, primarily due to other major currencies strengthening against the U.S. dollar in 2025.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $147 million in 2025 from $137 million in 2024, primarily due to the increase in compensation-related costs and higher new start-up operating unit expenses in 2025.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $249 million in 2025 compared to $240 million in 2024. The increase mainly relates to aviation-related business and commercial and residential textile business, partially offset by the reduction in promotional merchandise.
Interest Expense. Interest expense was $64 million in 2025 and $63 million 2024.
Income Taxes. The effective income tax rate was 22.9% and 23.3% for the six months ended June 30, 2025 and 2024, respectively. The lower effective income tax rate for the six months ended June 30, 2025, as compared to the earlier period, was primarily due to the geographical mix of earnings.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $537 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will be immaterial.
As part of the Inflation Reduction Act of 2022, a 1% excise tax is imposed on common share repurchases, net of common share issuances, and included in the cost of treasury stock acquired. During the six months ended June 30, 2025, the Company repurchased 850,000 shares of its common stock.
In the United States, on July 4, 2025, the budget reconciliation package known as the “One Big Beautiful Bill” was signed into law. Changes resulting from the tax provisions thereunder, are not expected to have a material impact on the Company’s results from operations.

Results of Operations for the Three Months Ended June 30, 2025 and 2024
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2025 and 2024. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2025	2024
Insurance:
Gross premiums written	$3,606,887	$3,360,850
Net premiums written	3,013,703	2,810,448
Net premiums earned	2,728,784	2,484,569
Loss ratio	63.8%	64.0%
Expense ratio	28.3%	28.4%
GAAP combined ratio	92.1%	92.4%
Reinsurance & Monoline Excess:
Gross premiums written	$370,882	$356,922
Net premiums written	337,736	316,331
Net premiums earned	369,401	361,846
Loss ratio	57.7%	52.8%
Expense ratio	29.7%	29.0%
GAAP combined ratio	87.4%	81.8%
Consolidated:
Gross premiums written	$3,977,769	$3,717,772
Net premiums written	3,351,439	3,126,779
Net premiums earned	3,098,185	2,846,415
Loss ratio	63.1%	62.6%
Expense ratio	28.5%	28.5%
GAAP combined ratio	91.6%	91.1%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended June 30, 2025 and 2024:

(In thousands, except per share data)	2025	2024
Net income to common stockholders	$401,288	$371,909
Weighted average diluted shares	400,368	403,737
Net income per diluted share	$1.00	$0.92
    The Company reported net income to common stockholders of $401 million in 2025 compared to $372 million in 2024. The $29 million increase of net income was primarily due to an after-tax increase in net investment gains of $69 million mainly due to change in unrealized gains on equity securities, an after-tax increase of $6 million in net investment income, an after-tax increase in underwriting income of $5 million, a $3 million reduction in tax expense due to a change in the effective tax rate and an after-tax increase of $3 million in profit from insurance service businesses, partially offset by an after-tax increase in foreign currency losses of $50 million due to the weakening U.S. dollar against other major currencies in 2025 and an after-tax increase in corporate expenses of $7 million. The number of weighted average diluted shares decreased 3.4 million for 2025 compared to 2024, mainly reflecting shares repurchased in 2025 and 2024.
    Premiums. Gross premiums written were $3,978 million in 2025, an increase of 7% from $3,718 million in 2024. The increase was due to a $246 million increase in the Insurance segment and a $14 million increase in the Reinsurance & Monoline Excess segment. Approximately 80% of premiums expiring in 2025 and 2024 were renewed.
    Average renewal premium rates (per unit of exposure) for insurance and facultative reinsurance increased 6.7% in 2025 and increased 7.6% excluding workers' compensation.

    A summary of gross premiums written in 2025 compared with 2024 by line of business within each business segment follows:
•Insurance - gross premiums increased 7% to $3,607 million in 2025 from $3,361 million in 2024. Gross premiums increased $97 million (7%) for other liability, $96 million (11%) for short-tail lines, $42 million (10%) for auto, $10 million (3%) for workers' compensation and $1 million (less than 1%) for professional liability.
•Reinsurance & Monoline Excess - gross premiums increased 4% to $371 million in 2025 from $357 million in 2024. Gross premiums increased $8 million (6%) for property and $6 million (19%) for monoline excess.
    Net premiums written were $3,351 million in 2025, an increase of 7% from $3,127 million in 2024. Ceded reinsurance premiums as a percentage of gross written premiums was 16% in both 2025 and 2024.
    Premiums earned increased 9% to $3,098 million in 2025 from $2,846 million in 2024. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2025 are related to business written during both 2025 and 2024. Audit premiums were $86 million in 2025 compared with $96 million in 2024.
    Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2025 and 2024:

	Amount		Average Annualized Yield
($ in thousands)	2025	2024	2025	2024
Fixed maturity securities, including cash and cash equivalents and loans receivable	$322,518	$324,136	4.9%	5.5%
Investment funds	27,268	25,476	7.3	6.5
Arbitrage trading account	23,672	16,682	8.4	5.5
Equity securities	12,485	12,386	5.6	5.0
Real estate	(4,092)	(3,705)	(1.3)	(1.2)
Gross investment income	381,851	374,975	4.9	5.3
Investment expenses	(2,548)	(2,846)	—	—
Total	$379,303	$372,129	4.9%	5.2%
    Net investment income increased to $379 million in 2025 from $372 million in 2024 due primarily to a $7 million increase in arbitrage trading account and a $2 million increase in income from investment funds, partially offset by a $2 million decrease in income from fixed maturity securities mainly due to higher income from the Argentine inflation-linked securities in 2024. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 4.9% in 2025 and 5.5% in 2024. The average annualized yield for fixed maturity securities excluding Argentine inflation-linked securities was 4.7% in 2025 and 4.5% in 2024. The effective duration of the fixed maturity portfolio was 2.8 years at June 30, 2025 and 2.6 years at December 31, 2024. Average invested assets, at cost (including cash and cash equivalents), were $31.2 billion in 2025 up 9% from $28.5 billion in 2024.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $33 million in 2025 from $28 million in 2024 mainly due to organic growth within the business.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $31 million in 2025 compared with losses of $60 million in 2024. The gains of $31 million in 2025 reflected an increase in unrealized gains on equity securities of $64 million, partially offset by net realized losses on investments of $33 million. The losses of $60 million in 2024 reflected an increase in unrealized losses on equity securities of $66 million, partially offset by net realized gains on investments of $6 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments, which are reflected in net investment gains, decreased by $0.4 million ($0.3 million after-tax) in 2025 and $2 million ($1.6 million after-tax) in 2024.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $129 million in 2025 and $126 million in 2024. The increase mainly relates to aviation-related business, partially offset by the reduction in promotional merchandise and textile businesses.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,955 million in 2025 from $1,781 million in 2024. The consolidated loss ratio was 63.1% in 2025 and 62.6% in 2024. Catastrophe losses, net of reinsurance recoveries, were $99 million in 2025 driven by frequency of severe storms and $90 million in 2024. Favorable prior year reserve development (net of premium offsets) was $1 million in both 2025 and 2024. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.5 points to 59.9% in 2025 from 59.4% in 2024 largely due to a change in business mix.
    A summary of loss ratios in 2025 compared with 2024 by business segment follows:
•Insurance - The loss ratio was 63.8% in 2025 and 64.0% in 2024. Catastrophe losses were $78 million in 2025 compared with $87 million in 2024. Adverse prior year reserve development was $7 million in 2025, and favorable prior year development was $3 million in 2024. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.1 points to 60.7% in 2025 from 60.6% in 2024.
•Reinsurance & Monoline Excess - The loss ratio was 57.7% in 2025 and 52.8% in 2024. Catastrophe losses were $21 million in 2025 and $3 million in 2024. Favorable prior year reserve development was $8 million in 2025, and adverse prior year reserve development was $2 million in 2024. The loss ratio excluding catastrophe losses and prior year reserve development increased 2.6 points to 54.1% in 2025 from 51.5% in 2024.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended June 30, 2025 and 2024:

($ in thousands)	2025	2024
Policy acquisition and insurance operating expenses	$882,099	$811,997
Insurance service expenses	24,287	23,084
Net foreign currency losses (gains)	55,396	(10,118)
Other costs and expenses	77,525	67,972
Total	$1,039,307	$892,935
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 9% and net premiums earned increased 9% from 2024. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) was 28.5% in both 2025 and 2024.
    Insurance service expenses, which represent the costs associated with the fee-based businesses, were $24 million in 2025 and $23 million in 2024.
    Net foreign currency losses (gains) result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $55 million in 2025 compared to gains of $10 million in 2024, primarily due to other major currencies strengthening against the U.S. dollar in 2025.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $78 million in 2025 from $68 million in 2024, primarily due to the increase in compensation-related costs and higher new start-up operating unit expenses in 2025.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $122 million in 2025 and $121 million in 2024.

Interest Expense. Interest expense was $32 million in both 2025 and 2024.
Income Taxes. The effective income tax rate was 23.2% and 23.7% for the three months ended June 30, 2025 and 2024, respectively. The lower effective income tax rate for the three months ended June 30, 2025, as compared to the earlier period, was primarily due to the geographical mix of earnings.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $537 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will be immaterial.
As part of the Inflation Reduction Act of 2022, a 1% excise tax is imposed on common share repurchases, net of common share issuances, and included in the cost of treasury stock acquired.
In the United States, on July 4, 2025, the budget reconciliation package known as the “One Big Beautiful Bill” was signed into law. Changes resulting from the tax provisions thereunder, are not expected to have a material impact on the Company’s results from operations.

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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.8 years at June 30, 2025 and 2.6 years at December 31, 2024. The Company’s fixed maturity investment portfolio and investment-related assets as of June 30, 2025 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$3,101,062	9.8%
State and municipal:
Special revenue	1,353,385	4.3
State general obligation	284,130	0.9
Local general obligation	275,378	0.9
Corporate backed	184,200	0.6
Pre-refunded (1)	77,477	0.2
Total state and municipal	2,174,570	6.9
Mortgage-backed:
Agency	3,787,350	12.0
Commercial	359,500	1.1
Residential-Prime	181,086	0.6
Residential-Alt A	1,723	—
Total mortgage-backed	4,329,659	13.7
Asset-backed securities	3,853,435	12.2
Corporate:
Industrial	3,672,546	11.6
Financial	3,452,175	11.0
Utilities	1,151,418	3.6
Other	482,637	1.5
Total corporate	8,758,776	27.7
Foreign government and foreign government agencies	1,875,654	6.0
Total fixed maturity securities	24,093,156	76.3
Equity securities:
Common stocks	719,570	2.3
Preferred stocks	542,622	1.7
Total equity securities	1,262,192	4.0
Cash and cash equivalents (2)	2,076,351	6.6
Investment funds	1,492,258	4.7
Real estate	1,294,505	4.1
Arbitrage trading account	1,034,557	3.3
Loans receivable	324,365	1.0
Total investments	$31,577,384	100.0%
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
Investment Funds. At June 30, 2025, the carrying value of investment funds was $1.5 billion, including investments in financial services funds of $435 million, other funds of $396 million (which includes a deferred compensation trust asset of $42 million), transportation funds of $277 million, real estate funds of $181 million, infrastructure funds of $161 million and energy funds of $42 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At June 30, 2025, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost (net of allowance for expected credit losses), had an amortized cost of $324 million and an aggregate fair value of $325 million at June 30, 2025. The amortized cost of loans receivable is net of an allowance for expected credit losses of $0.4 million as of June 30, 2025. Loans receivable include real estate loans of $320 million that are secured by commercial and residential real estate located primarily in the U.K. and New York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2028. Loans receivable include commercial loans of $4 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding five years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.8 years at June 30, 2025 and 2.6 years at December 31, 2024.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities decreased to $1,448 million in the six months ended June 30, 2025 from $1,628 million in the six months ended June 30, 2024, primarily due to increased loss and loss expense payments partially offset by increased premium receipts.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 83% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2025. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At June 30, 2025, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,842 million and a face amount of $2,865 million. The maturities of the outstanding debt are $10 million in 2026, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of June 30, 2025, there were no borrowings outstanding under the facility.
    Equity. At June 30, 2025, total common stockholders’ equity was $9.3 billion, common shares outstanding were 379,385,332 and stockholders’ equity per outstanding share was $24.50. During the six months ended June 30, 2025, the Company repurchased 850,000 shares of its common stock for $49 million. In the second quarter of 2025, the board of directors of the Company declared an ordinary quarterly cash dividend of $0.09 per share and a special quarterly cash dividend of $0.50 per share. In the first quarter of 2025, the board of directors of the Company declared an ordinary quarterly cash dividend of $0.08 per share. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $12.1 billion at June 30, 2025. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 23% at June 30, 2025 and 25% at December 31, 2024.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    The Company did not repurchase any of its shares during the three months ended June 30, 2025, and accordingly the number of shares authorized for repurchase by the Company remained 13,308,928.

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number
(3.1)	The Company’s Restated Certificate of Incorporation, as amended through June 11, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 1-15202) filed with the Commission on June 13, 2025).

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	August 4, 2025	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	August 4, 2025	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer