Form 10-Q
period 2025-09-30
BERKLEY W R CORP
filed 2025-11-03
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of October 28, 2025: 380,021,174

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
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $25,136,312 and $23,010,899; allowance for expected credit losses of $283 and $671 at September 30, 2025 and December 31, 2024, respectively)	$24,947,949	$22,397,865
Investment funds	1,430,991	1,468,246
Real estate	1,305,299	1,291,455
Equity securities	1,382,432	1,203,788
Arbitrage trading account	1,070,304	1,122,599
Loans receivable (net of allowance for expected credit losses of $258 and $1,114 at September 30, 2025 and December 31, 2024, respectively)	326,855	405,453
Total investments	30,463,830	27,889,406
Cash and cash equivalents	2,404,019	1,974,747
Premiums and fees receivable (net of allowance for expected credit losses of $39,925 and $39,884 at September 30, 2025 and December 31, 2024, respectively)	3,535,372	3,266,845
Due from reinsurers (net of allowance for expected credit losses of $6,599 and $8,350 at September 30, 2025 and December 31, 2024, respectively)	3,472,067	3,557,695
Deferred policy acquisition costs	1,030,935	951,728
Prepaid reinsurance premiums	884,637	823,207
Trading account receivables from brokers and clearing organizations	113,330	60,327
Property, furniture and equipment	492,800	478,511
Goodwill	184,332	184,332
Accrued investment income	248,860	243,772
Current and deferred federal and foreign income taxes	—	140,966
Other assets	885,035	877,099
Total assets	$43,715,217	$40,448,635

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$21,757,035	$20,368,030
Unearned premiums	6,910,056	6,375,112
Due to reinsurers	626,193	668,652
Trading account securities sold but not yet purchased	34,509	73,358
Current and deferred federal and foreign income taxes	23,485	—
Other liabilities	1,719,078	1,715,078
Subordinated debentures	1,010,347	1,009,808
Senior notes and other debt	1,829,511	1,831,158
Total liabilities	33,910,214	32,041,196
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 1,875,000,000 shares; issued and outstanding, net of treasury shares, 379,877,184 and 380,066,070 shares, respectively	158,705	158,705
Additional paid-in capital	981,817	984,825
Retained earnings	13,306,597	12,265,070
Accumulated other comprehensive loss	(506,156)	(934,269)
Treasury stock, at cost, 413,644,625 and 413,455,739 shares, respectively	(4,142,071)	(4,079,220)
Total stockholders’ equity	9,798,892	8,395,111
Noncontrolling interests	6,111	12,328
Total equity	9,805,003	8,407,439
Total liabilities and equity	$43,715,217	$40,448,635
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2025	2024	2025	2024
REVENUES:
Net premiums written	$3,226,930	$3,057,276	$9,711,672	$9,035,346
Change in net unearned premiums	(70,548)	(130,453)	(444,724)	(497,761)
Net premiums earned	3,156,382	2,926,823	9,266,948	8,537,585
Net investment income	351,238	323,756	1,090,833	1,015,723
Net investment gains (losses):
Net realized and unrealized gains (losses) on investments	78,800	(23,362)	125,044	(72,165)
Change in allowance for expected credit losses on investments	160	15,276	1,244	31,347
Net investment gains (losses)	78,960	(8,086)	126,288	(40,818)
Revenues from non-insurance businesses	150,335	128,610	408,083	375,307
Insurance service fees	30,924	28,666	92,610	81,583
Other income	397	610	1,681	1,804
Total revenues	3,768,236	3,400,379	10,986,443	9,971,184
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,968,857	1,825,960	5,825,073	5,270,334
Other operating costs and expenses	975,333	943,365	2,964,550	2,704,890
Expenses from non-insurance businesses	144,176	124,885	392,976	364,612
Interest expense	31,760	31,720	95,265	95,156
Total operating costs and expenses	3,120,126	2,925,930	9,277,864	8,434,992
Income before income taxes	648,110	474,449	1,708,579	1,536,192
Income tax expense	(136,141)	(109,135)	(378,551)	(356,958)
Net income before noncontrolling interests	511,969	365,314	1,330,028	1,179,234
Noncontrolling interests	(937)	320	(136)	780
Net income to common stockholders	$511,032	$365,634	$1,329,892	$1,180,014

NET INCOME PER SHARE:
Basic	$1.29	$0.92	$3.35	$2.95
Diluted	$1.28	$0.91	$3.32	$2.92

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2025	2024	2025	2024
Net income before noncontrolling interests	$511,969	$365,314	$1,330,028	$1,179,234
Other comprehensive income:
Change in unrealized currency translation adjustments	(5,685)	49,503	87,663	25,160
Change in unrealized investment gains, net of taxes	71,913	380,993	340,451	297,533
Other comprehensive income	66,228	430,496	428,114	322,693
Comprehensive income	578,197	795,810	1,758,142	1,501,927
Noncontrolling interests	(937)	320	(135)	779
Comprehensive income to common stockholders	$577,260	$796,130	$1,758,007	$1,502,706

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2025	2024	2025	2024
COMMON STOCK:
Beginning and end of period	$158,705	$158,705	$158,705	$158,705
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,005,428	$986,892	$984,825	$964,789
Restricted stock units issued	(36,745)	(26,930)	(41,630)	(30,075)
Restricted stock units expensed	13,134	13,070	38,622	38,318
End of period	$981,817	$973,032	$981,817	$973,032
RETAINED EARNINGS:
Beginning of period	$12,829,755	$11,669,567	$12,265,070	$11,040,908
Net income to common stockholders	511,032	365,634	1,329,892	1,180,014
Dividends ($0.09, $0.33, $0.76 and $0.81 per share, respectively)	(34,190)	(125,793)	(288,365)	(311,514)
End of period	$13,306,597	$11,909,408	$13,306,597	$11,909,408
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment losses:
Beginning of period	$(248,633)	$(669,813)	$(517,170)	$(586,354)
Change in unrealized gains on securities without an allowance for expected credit losses	95,534	369,827	364,144	293,064
Change in unrealized (losses) gains on securities with an allowance for expected credit losses	(23,621)	11,166	(23,694)	4,470
End of period	(176,720)	(288,820)	(176,720)	(288,820)
Currency translation adjustments:
Beginning of period	(323,751)	(363,827)	(417,099)	(339,484)
Net change in period	(5,685)	49,503	87,663	25,160
End of period	(329,436)	(314,324)	(329,436)	(314,324)
Total accumulated other comprehensive loss	$(506,156)	$(603,144)	$(506,156)	$(603,144)
TREASURY STOCK:
Beginning of period	$(4,126,967)	$(4,007,742)	$(4,079,220)	$(3,783,133)
Stock exercised/vested	9,176	8,164	11,012	9,488
Stock repurchased	(24,627)	(12,480)	(73,829)	(236,243)
Other	347	321	(34)	(1,849)
End of period	$(4,142,071)	$(4,011,737)	$(4,142,071)	$(4,011,737)
NONCONTROLLING INTERESTS:
Beginning of period	$10,271	$13,269	$12,328	$13,806
(Distributions) contributions	(5,097)	189	(6,352)	111
Net income (loss)	937	(320)	136	(780)
Other comprehensive (loss) income, net of tax	—	—	(1)	1
End of period	$6,111	$13,138	$6,111	$13,138
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,

	2025	2024
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$1,329,892	$1,180,014
Adjustments to reconcile net income to net cash from operating activities:
Net investment (gains) losses	(126,288)	40,818
Depreciation and (accretion) amortization	(32,824)	(156,993)
Noncontrolling interests	136	(780)
Investment funds	(59,713)	(868)
Stock incentive plans	40,622	40,319
Change in:
Arbitrage trading account	(39,557)	36,714
Premiums and fees receivable	(247,505)	(311,827)
Reinsurance accounts	(37,028)	85,226
Deferred policy acquisition costs	(78,896)	(94,393)
Income taxes	71,971	16,825
Reserves for losses and loss expenses	1,321,812	1,402,623
Unearned premiums	510,644	569,416
Other	(65,782)	61,241
Net cash from operating activities	2,587,484	2,868,335
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	875,126	1,688,623
Proceeds from sale of equity securities	303,275	288,366
Distributions from investment funds	101,904	15,533
Proceeds from maturities and prepayments of fixed maturity securities	4,020,129	3,483,326
Purchase of fixed maturity securities	(6,844,620)	(7,177,379)
Purchase of equity securities	(338,528)	(186,382)
Real estate purchased	(12,315)	(66,813)
Change in loans receivable	102,641	(173,548)
Net purchases of property, furniture and equipment	(53,737)	(91,670)
Change in balances due to security brokers	59,870	122,519
Net cash used in investing activities	(1,786,255)	(2,097,425)
CASH USED IN FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(1,724)	(240)
Cash dividends to common stockholders	(288,365)	(311,514)
Purchase of common treasury shares	(73,829)	(236,243)
Other, net	(44,468)	(13,944)
Net cash used in financing activities	(408,386)	(561,941)
Net impact on cash due to change in foreign exchange rates	36,429	1,074
Net change in cash and cash equivalents	429,272	210,043
Cash and cash equivalents at beginning of period	1,974,747	1,363,195
Cash and cash equivalents at end of period	$2,404,019	$1,573,238
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
For interim periods, the income tax provision is based upon the Company’s estimated annual effective tax rate. This rate is greater than the federal income tax rate of 21%, primarily due to the geographical mix of earnings and amounts being subject to tax at a rate greater than the U.S. statutory rate and state taxes, which are partially offset by tax benefits related to tax-exempt investment income. Tax benefits related to equity-based compensation are recorded discretely in the period in which it occurs.

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 17,659,297 and 17,495,175 common shares held in a grantor trust as of September 30, 2025 and 2024, respectively). The common shares held in the grantor trust are designated for delivery upon the settlement of restricted stock units ("RSUs") that are vested but mandatorily deferred. Accordingly, such shares deliverable under vested RSUs do not affect diluted shares outstanding since the shares are already included in basic shares outstanding (which includes the shares in the grantor trust referenced above). Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2025	2024	2025	2024
Basic	397,220	398,338	397,056	400,302
Diluted	400,204	401,817	400,306	404,053

(3) Recent Accounting Pronouncements and Accounting Policies
Recently adopted accounting pronouncements:
    All accounting and reporting standards that became effective in 2025 were either not applicable to the Company or their adoption did not have a material impact on the Company.

Accounting and reporting standards that are not yet effective:

    In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (Topic 740), to enhance the transparency and usefulness of income tax disclosures. The guidance requires additional disclosures primarily related to the rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024. The Company will provide these additional disclosures in its financial statements for the year ended December 31, 2025.
All other recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(4) Consolidated Statements of Comprehensive Income (Loss)

    The following table presents the components of the changes in accumulated other comprehensive income ("AOCI"):

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
As of and for the nine months ended September 30, 2025
Changes in AOCI
Beginning of period	$(517,170)		$(417,099)	$(934,269)
Other comprehensive income before reclassifications	311,566		87,663	399,229
Amounts reclassified from AOCI	28,885		—	28,885
Other comprehensive income	340,451		87,663	428,114
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
End of period	$(176,720)		$(329,436)	$(506,156)
Amounts reclassified from AOCI
Pre-tax	$36,563	(1)	$—	$36,563
Tax effect	(7,678)	(2)	—	(7,678)
After-tax amounts reclassified	$28,885		$—	$28,885
Other comprehensive income
Pre-tax	$431,462		$87,663	$519,125
Tax effect	(91,011)		—	(91,011)
Other comprehensive income	$340,451		$87,663	$428,114
As of and for the three months ended September 30, 2025
Changes in AOCI
Beginning of period	$(248,633)		$(323,751)	$(572,384)
Other comprehensive income (loss) before reclassifications	68,946		(5,685)	63,261
Amounts reclassified from AOCI	2,967		—	2,967
Other comprehensive income (loss)	71,913		(5,685)	66,228
Unrealized investment loss related to noncontrolling interest	—		—	—
End of period	$(176,720)		$(329,436)	$(506,156)
Amounts reclassified from AOCI
Pre-tax	$3,755	(1)	$—	$3,755
Tax effect	(788)	(2)	—	(788)
After-tax amounts reclassified	$2,967		$—	$2,967
Other comprehensive income (loss)
Pre-tax	$87,749		$(5,685)	$82,064
Tax effect	(15,836)		—	(15,836)
Other comprehensive income (loss)	$71,913		$(5,685)	$66,228

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
As of and for the nine months ended September 30, 2024
Changes in AOCI
Beginning of period	$(586,354)		$(339,484)	$(925,838)
Other comprehensive income before reclassifications	218,087		25,160	243,247
Amounts reclassified from AOCI	79,446		—	79,446
Other comprehensive income	297,533		25,160	322,693
Unrealized investment gain related to noncontrolling interest	1		—	1
End of period	$(288,820)		$(314,324)	$(603,144)
Amounts reclassified from AOCI
Pre-tax	$100,565	(1)	$—	$100,565
Tax effect	(21,119)	(2)	—	(21,119)
After-tax amounts reclassified	$79,446		$—	$79,446
Other comprehensive income
Pre-tax	$370,831		$25,160	$395,991
Tax effect	(73,298)		—	(73,298)
Other comprehensive income	$297,533		$25,160	$322,693
As of and for the three months ended September 30, 2024
Changes in AOCI
Beginning of period	$(669,813)		$(363,827)	$(1,033,640)
Other comprehensive income before reclassifications	374,110		49,503	423,613
Amounts reclassified from AOCI	6,883		—	6,883
Other comprehensive income	380,993		49,503	430,496
Unrealized investment gain related to noncontrolling interest	—		—	—
End of period	$(288,820)		$(314,324)	$(603,144)
Amounts reclassified from AOCI
Pre-tax	$8,713	(1)	$—	$8,713
Tax effect	(1,830)	(2)	—	(1,830)
After-tax amounts reclassified	$6,883		$—	$6,883
Other comprehensive income
Pre-tax	$480,768		$49,503	$530,271
Tax effect	(99,775)		—	(99,775)
Other comprehensive income	$380,993		$49,503	$430,496
____________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
    Interest payments were $104,361,000 and $116,462,000 for the nine months ended September 30, 2025 and 2024, respectively. Income tax payments were $247,260,000 and $271,739,000 for the nine months ended September 30, 2025 and 2024, respectively.

(6) Investments in Fixed Maturity Securities
    At September 30, 2025 and December 31, 2024, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
September 30, 2025
Held to maturity:
State and municipal	$28,378	$(11)	$1,068	$—	$29,435	$28,367
Residential mortgage-backed	1,953	—	77	—	2,030	1,953
Total held to maturity	30,331	(11)	1,145	—	31,465	30,320
Available for sale:
U.S. government and government agency	3,453,203	—	44,713	(19,679)	3,478,237	3,478,237
State and municipal:
Special revenue	1,284,059	—	6,182	(31,536)	1,258,705	1,258,705
State general obligation	234,610	—	3,580	(4,760)	233,430	233,430
Pre-refunded	74,625	—	807	(113)	75,319	75,319
Corporate backed	183,872	—	1,945	(4,325)	181,492	181,492
Local general obligation	227,061	—	1,489	(3,360)	225,190	225,190
Total state and municipal	2,004,227	—	14,003	(44,094)	1,974,136	1,974,136
Mortgage-backed:
Residential	4,723,950	—	54,056	(140,189)	4,637,817	4,637,817
Commercial	327,655	—	4,123	(149)	331,629	331,629
Total mortgage-backed	5,051,605	—	58,179	(140,338)	4,969,446	4,969,446
Asset-backed	3,829,765	—	21,637	(20,228)	3,831,174	3,831,174
Corporate:
Industrial	3,692,392	—	56,493	(42,887)	3,705,998	3,705,998
Financial	3,497,735	—	64,506	(17,838)	3,544,403	3,544,403
Utilities	1,239,824	—	21,902	(8,995)	1,252,731	1,252,731
Other	236,635	—	2,562	(1,557)	237,640	237,640
Total corporate	8,666,586	—	145,463	(71,277)	8,740,772	8,740,772
Foreign government	2,100,595	(272)	28,603	(205,062)	1,923,864	1,923,864
Total available for sale	25,105,981	(272)	312,598	(500,678)	24,917,629	24,917,629
Total investments in fixed maturity securities	$25,136,312	$(283)	$313,743	$(500,678)	$24,949,094	$24,947,949
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
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the nine months ended September 30, 2025 and 2024:

(In thousands)	2025	2024
Balance, beginning of period	$25	$43
Provision for expected credit losses	(14)	(13)
Balance, end of period	$11	$30
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended September 30, 2025 and 2024:

(In thousands)	2025	2024
Balance, beginning of period	$14	$34
Provision for expected credit losses	(3)	(4)
Balance, end of period	$11	$30

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the nine months ended September 30, 2025 and 2024:

	2025				2024
(In thousands)	Foreign Government	Mortgage-backed	State and Municipal	Total	Foreign Government	Corporate	Mortgage-backed	Asset-backed	State and Municipal	Total
Balance, beginning of period	$216	$430	$—	$646	$29,603	$5,026	$158	$1,164	$757	$36,708
Change on securities for which credit losses were not previously recorded	3	—	10	13	347	—	1,701	—	—	2,048
Change on securities for which credit losses were previously recorded	53	(430)	(10)	(387)	(23,216)	(5,026)	(1,246)	(618)	(757)	(30,863)
Reduction due to disposals	—	—	—	—	(379)	—	(561)	—	—	(940)
Balance, end of period	$272	$—	$—	$272	$6,355	$—	$52	$546	$—	$6,953
During the nine months ended September 30, 2025, the Company decreased the allowance for expected credit losses for available for sale securities primarily due to improved pricing related to mortgage-backed securities. During the nine months ended September 30, 2024, the Company decreased the allowance for expected credit losses for available for sale securities primarily due to improved pricing associated with foreign government securities and corporate securities.
The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended September 30, 2025 and 2024:

	2025				2024
(In thousands)	Foreign Government	Mortgage-backed	State and Municipal	Total	Foreign Government	Mortgage-backed	Asset-backed	State and Municipal	Total
Balance, beginning of period	$318	$—	$—	$318	$19,469	$1,140	$889	$339	$21,837
Change on securities for which credit losses were not previously recorded	3	—	—	3	47	—	—	—	47
Change on securities for which credit losses were previously recorded	(49)	—	—	(49)	(12,782)	(1,088)	(343)	(339)	(14,552)
Reduction due to disposals	—	—	—	—	(379)	—	—	—	(379)
Balance, end of period	$272	$—	$—	$272	$6,355	$52	$546	$—	$6,953
The amortized cost and fair value of fixed maturity securities at September 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,725,973	$1,709,614
Due after one year through five years	8,643,436	8,513,861
Due after five years through ten years	3,941,977	3,971,308
Due after ten years	5,771,357	5,782,835
Mortgage-backed securities	5,053,558	4,971,476
Total	$25,136,301	$24,949,094
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $11 thousand related to held to maturity securities.
At September 30, 2025 and December 31, 2024, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
    At September 30, 2025 and December 31, 2024, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2025
Common stocks	$571,667	$159,201	$(8,918)	$721,950	$721,950
Preferred stocks	455,784	209,432	(4,734)	660,482	660,482
Total	$1,027,451	$368,633	$(13,652)	$1,382,432	$1,382,432

December 31, 2024
Common stocks	$612,479	$223,981	$(76,293)	$760,167	$760,167
Preferred stocks	329,495	122,716	(8,590)	443,621	443,621
Total	$941,974	$346,697	$(84,883)	$1,203,788	$1,203,788

(8) Arbitrage Trading Account
    At September 30, 2025 and December 31, 2024, the fair and carrying values of the arbitrage trading account were $1,070 million and $1,123 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of September 30, 2025, the fair value of long option contracts outstanding was $6 million (notional amount of $156 million) and the fair value of short option contracts was $34 million (notional amount of $163 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2025	2024	2025	2024
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$324,319	$295,272	$960,625	$954,655
Arbitrage trading account (1)	16,309	17,869	56,309	52,562
Equity securities	11,497	12,203	34,623	35,924
Investment funds	5,421	4,741	59,713	868
Real estate	(3,373)	(3,711)	(11,482)	(20,579)
Gross investment income	354,173	326,374	1,099,788	1,023,430
Investment expense	(2,935)	(2,618)	(8,955)	(7,707)
Net investment income	$351,238	$323,756	$1,090,833	$1,015,723
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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $252 million as of September 30, 2025.
    Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	September 30,	December 31,	For the Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Financial services	$374,134	$430,163	$9,917	$(16,908)
Transportation	272,874	286,426	29,325	962
Real Estate	177,082	178,685	2,054	11,471
Infrastructure	164,911	151,560	10,279	12,730
Energy	42,429	42,776	667	9,473
Other funds	399,561	378,636	7,471	(16,860)
Total	$1,430,991	$1,468,246	$59,713	$868
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Financial services investment funds include the minority investment in Lifson Re Ltd. ("Lifson Re"), a Bermuda reinsurance company. Lifson Re participated on a fully collateralized basis in a majority of the Company’s reinsurance placements for a 30.0% share of placed amounts in 2024, which percentage was increased to 32.5% effective January 1, 2025. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. For the nine months ended September 30, 2025 and 2024, the Company ceded approximately $482 million and $315 million, respectively, of written premiums to Lifson Re.
Other funds include deferred compensation trust assets of $42 million and $38 million as of September 30, 2025 and December 31, 2024, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(11) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	September 30,	December 31,
(In thousands)	2025	2024
Properties in operation	$1,077,045	$1,063,687
Properties under development	228,254	227,768
Total	$1,305,299	$1,291,455

    As of September 30, 2025, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $40,063,000 and $38,671,000 as of September 30, 2025 and December 31, 2024, respectively. Related depreciation expense was $6,997,000 and $6,401,000 for the nine months ended September 30,

2025 and 2024, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $9,091,129 in 2025, $37,664,526 in 2026, $40,023,613 in 2027, $41,331,567 in 2028, $36,367,986 in 2029, $30,658,209 in 2030 and $430,404,988 thereafter.
    A mixed-use project in Washington, D.C. had been under development in 2025 and 2024. The completed portion of the project is reported in properties in operation.

(12) Loans Receivable

At September 30, 2025 and December 31, 2024, loans receivable were as follows:

(In thousands)	September 30, 2025	December 31, 2024
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$326,779	$402,382
Commercial loans	76	3,071
Total	$326,855	$405,453

Fair value:
Real estate loans	$327,026	$402,177
Commercial loans	76	3,071
Total	$327,102	$405,248
The real estate loans are secured by commercial and residential real estate primarily located in the U.K. and New York. These loans generally earn interest at fixed or stepped interest rates and have maturities through 2028. The commercial loan is with one small business owner who has secured the related financing with the assets of the business. The commercial loan earns interest on a fixed basis and matures in 2026.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the nine months ended September 30, 2025 and 2024:

	2025			2024
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Balance, beginning of period	$1,088	$26	$1,114	$2,983	$21	$3,004
Change in expected credit losses	(841)	(15)	(856)	(1,581)	2	(1,579)
Balance, end of period	$247	$11	$258	$1,402	$23	$1,425
During nine months ended September 30, 2025, the Company decreased the allowance for expected credit losses due to the redemption of one loan and a decrease in the weighted average life of the remaining loan portfolio. During the nine months ended September 30, 2024, the Company decreased the allowance for expected credit losses due to a decrease in the weighted average life of the loan portfolio.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended September 30, 2025 and 2024:

	2025			2024
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Balance, beginning of period	$334	$35	$369	$1,793	$20	$1,813
Change in expected credit losses	(87)	(24)	(111)	(391)	3	(388)
Balance, end of period	$247	$11	$258	$1,402	$23	$1,425
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

(13) Net Investment Gains (Losses)
     Net investment gains (losses) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net investment gains (losses):
Fixed maturity securities:
Gains	$6,930	$4,799	$13,771	$11,448
Losses	(6,088)	(3,884)	(14,454)	(11,569)
Equity securities (1):
Net realized gains on investment sales	53,920	407	50,225	102,205
Change in unrealized gains (losses)	9,590	(1,537)	93,167	(42,442)
Investment funds	(1,348)	(101)	(526)	1,109
Real estate	20,443	1,470	19,130	(2,704)
Other (2)	(4,647)	(24,516)	(36,269)	(130,212)
Net realized and unrealized gains (losses) on investments in earnings before allowance for expected credit losses	78,800	(23,362)	125,044	(72,165)
Change in allowance for expected credit losses on investments:
Fixed maturity securities	49	14,888	388	29,768
Loans receivable	111	388	856	1,579
Change in allowance for expected credit losses on investments	160	15,276	1,244	31,347
Net investment gains (losses)	78,960	(8,086)	126,288	(40,818)
Income tax (expense) benefit	(16,973)	43	(27,186)	5,810
After-tax net investment gains (losses)	$61,987	$(8,043)	$99,102	$(35,008)

Change in unrealized investment gains (losses) on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$111,755	$463,418	$447,977	$363,430
Fixed maturity securities with allowance for expected credit losses	(23,621)	11,166	(23,694)	4,470
Investment funds	(266)	6,152	7,340	3,112
Other	(119)	32	(161)	(181)
Total change in unrealized investment gains	87,749	480,768	431,462	370,831
Income tax expense	(15,836)	(99,775)	(91,011)	(73,298)
Noncontrolling interests	—	—	(1)	1
After-tax change in unrealized investment gains of available for sale securities	$71,913	$380,993	$340,450	$297,534
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

(14) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at September 30, 2025 and December 31, 2024 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2025
U.S. government and government agency	$797,397	$9,950	$261,701	$9,729	$1,059,098	$19,679
State and municipal	124,377	1,781	1,129,946	42,313	1,254,323	44,094
Mortgage-backed	639,327	5,456	948,076	134,882	1,587,403	140,338
Asset-backed	428,088	1,515	550,779	18,713	978,867	20,228
Corporate	434,595	3,389	1,841,143	67,888	2,275,738	71,277
Foreign government	228,800	21,204	332,975	183,858	561,775	205,062
Fixed maturity securities	$2,652,584	$43,295	$5,064,620	$457,383	$7,717,204	$500,678

December 31, 2024
U.S. government and government agency	$767,515	$9,637	$560,260	$33,226	$1,327,775	$42,863
State and municipal	348,116	8,027	1,411,761	81,430	1,759,877	89,457
Mortgage-backed	1,541,464	21,326	1,060,823	171,734	2,602,287	193,060
Asset-backed	411,763	4,613	626,237	36,899	1,038,000	41,512
Corporate	1,791,970	21,346	2,951,377	135,117	4,743,347	156,463
Foreign government	600,103	17,933	476,479	167,440	1,076,582	185,373
Fixed maturity securities	$5,460,931	$82,882	$7,086,937	$625,846	$12,547,868	$708,728
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2025 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	75	$189,418	$194,357
Corporate	28	51,508	1,533
State and municipal	6	28,795	1,256
Mortgage-backed	15	2,404	191
Asset-backed	1	2	1
Total	125	$272,127	$197,338
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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2025
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$3,478,237	$—	$3,478,237	$—
State and municipal	1,974,136	—	1,974,136	—
Mortgage-backed	4,969,446	—	4,969,446	—
Asset-backed	3,831,174	—	3,831,174	—
Corporate	8,740,772	—	8,720,753	20,019
Foreign government	1,923,864	—	1,923,864	—
Total fixed maturity securities available for sale	24,917,629	—	24,897,610	20,019
Equity securities:
Common stocks	721,950	718,999	842	2,109
Preferred stocks	660,482	—	651,808	8,674
Total equity securities	1,382,432	718,999	652,650	10,783
Arbitrage trading account	1,070,304	881,153	189,038	113
Total	$27,370,365	$1,600,152	$25,739,298	$30,915
Liabilities:
Trading account securities sold but not yet purchased	$34,509	$34,509	$—	$—

December 31, 2024
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$2,235,341	$—	$2,235,341	$—
State and municipal	2,294,644	—	2,294,644	—
Mortgage-backed	3,765,490	—	3,765,490	—
Asset-backed	3,885,012	—	3,885,012	—
Corporate	8,417,641	—	8,397,974	19,667
Foreign government	1,755,325	—	1,755,325	—
Total fixed maturity securities available for sale	22,353,453	—	22,333,786	19,667
Equity securities:
Common stocks	760,167	757,115	1,011	2,041
Preferred stocks	443,621	—	439,947	3,674
Total equity securities	1,203,788	757,115	440,958	5,715
Arbitrage trading account	1,122,599	1,062,459	56,630	3,510
Total	$24,679,840	$1,819,574	$22,831,374	$28,892
Liabilities:
Trading account securities sold but not yet purchased	$73,358	$73,358	$—	$—

    The following tables summarize changes in Level 3 assets and liabilities for the nine months ended September 30, 2025 and for the year ended December 31, 2024:

Gains (Losses) Included In:
(In thousands)	Beginning Balance	(Losses) Earnings	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns / Maturities	Transfers In / (Out)	Ending Balance
Nine Months Ended September 30, 2025
Assets:
Fixed maturities securities available for sale:
Corporate	$19,667	$—	$352	$—	$—	$—	$—	$—	$20,019
Total	19,667	—	352	—	—	—	—	—	20,019
Equity securities:
Common stocks	2,041	194	—	—	—	(126)	—	—	2,109
Preferred stocks	3,674	—	—	—	6,160	(1,160)	—	—	8,674
Total	5,715	194	—	—	6,160	(1,286)	—	—	10,783
Arbitrage trading account	3,510	(3,398)	—	—	—	—	—	1	113
Total	$28,892	$(3,204)	$352	$—	$6,160	$(1,286)	$—	$1	$30,915

Year Ended December 31, 2024
Assets:
Fixed maturities securities available for sale:
Corporate	$—	$—	$(333)	$—	$—	$—	$—	$20,000	$19,667
Total	—	—	(333)	—	—	—	—	20,000	19,667
Equity securities:
Common stocks	1,558	611	—	—	—	(128)	—	—	2,041
Preferred stocks	3,695	36	—	—	—	(57)	—	—	3,674
Total	5,253	647	—	—	—	(185)	—	—	5,715
Arbitrage trading account	3,772	(261)	—	—	—	(38)	—	37	3,510
Total	$9,025	$386	$(333)	$—	$—	$(223)	$—	$20,037	$28,892
    For the nine months ended September 30, 2025, and the year ended December 31, 2024, one security was transferred into Level 3 from Level 2 given there were no available quoted prices or observable inputs.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	September 30,
(In thousands)	2025	2024
Net reserves at beginning of period	$17,166,641	$15,661,820
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	5,776,795	5,229,468
Increase in estimates for claims occurring in prior years (2) (3)	23,129	15,279
Loss reserve discount accretion	25,149	25,587
Total	5,825,073	5,270,334
Net payments for claims:
Current year	857,360	795,792
Prior years	3,684,444	3,164,720
Total	4,541,804	3,960,512
Foreign currency translation	151,822	19,659
Net reserves at end of period	18,601,732	16,991,301
Ceded reserves at end of period	3,155,303	3,164,009
Gross reserves at end of period	$21,757,035	$20,155,310
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $42 million and $37 million for the nine months ended September 30, 2025 and 2024, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $19 million and $12 million for the nine months ended September 30, 2025 and 2024, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $2 million and $3 million for the nine months ended September 30, 2025 and 2024, respectively.
During the nine months ended September 30, 2025, favorable prior year development (net of additional and return premiums) of $2 million included $34 million of favorable prior year development for the Reinsurance & Monoline Excess segment largely offset by $32 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first nine months of 2025 was driven by other liability and auto liability, and was partially offset by favorable development for short tail lines of business, including commercial property and commercial auto physical damage. The adverse other liability development was driven mainly by umbrella and excess liability claims, and to a lesser degree, adverse development from primary surplus lines casualty business. The umbrella and excess liability development included a significant component stemming from underlying auto exposures. The other liability development was concentrated in accident years 2017 through 2022. The adverse auto liability development was concentrated in accident years 2021 and 2022. The Company believes that auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among other factors.
The favorable development for short tail property lines of business during the first nine months of 2025 related to the 2024 accident year, and resulted from favorable settlements of both catastrophe and non-catastrophe claims below our expectations.
For the Reinsurance & Monoline Excess segment, the favorable development during the first nine months of 2025 was driven mainly by favorable development in property reinsurance. Similar to the Insurance segment, the favorable property reinsurance development was driven by favorable claim settlements, below our expectations, related mainly to the 2024 accident year.
During the nine months ended September 30, 2024, favorable prior year development (net of additional and return premiums) of $3 million included $5 million of favorable prior year development for the Reinsurance & Monoline Excess segment partially offset by $2 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first nine months of 2024 was driven by commercial auto liability and other liability (mainly umbrella and excess liability), which was largely offset by favorable development for workers’ compensation and professional liability. The adverse commercial auto liability development was concentrated in accident years 2020 through 2023. The other liability development was mainly driven by umbrella and excess liability claims, and was focused in accident years 2017 through 2021. A significant portion of the umbrella and excess liability development related to underlying commercial auto exposures. The Company believes that commercial auto-related claims were particularly impacted by social inflation, which contributed to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of aggressive actions by the plaintiffs’ bar such as litigation funding, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among other factors.
The favorable workers’ compensation development for the Insurance segment was mainly related to accident years 2017 through 2023, while the favorable professional liability development was mainly in accident years 2020 through 2022. For workers' compensation, favorable reported claim frequency, below expectations, continued to be the main driver of the favorable reserve development. For professional liability, reported loss experience for accident years 2020 through 2022 was better than expected, which drove the favorable reserve development. These accident years also feature business written at peak pricing levels, which the Company believes will result in higher profitability than initially anticipated.
For the Reinsurance & Monoline Excess segment, the favorable development during the first nine months of 2024 was driven mainly by favorable development in excess workers’ compensation, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to expectations and to favorable claim settlements spread across many prior accident years. The unfavorable development for non-proportional reinsurance was concentrated mainly in accident years 2015 through 2019 and was associated primarily with our U.S. and U.K. excess general liability reinsurance businesses, including coverage for cedants insuring construction projects.

(17) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2025		December 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$24,947,949	$24,949,094	$22,397,865	$22,399,426
Equity securities	1,382,432	1,382,432	1,203,788	1,203,788
Arbitrage trading account	1,070,304	1,070,304	1,122,599	1,122,599
Loans receivable	326,855	327,102	405,453	405,248
Cash and cash equivalents	2,404,019	2,404,019	1,974,747	1,974,747
Trading account receivables from brokers and clearing organizations	113,330	113,330	60,327	60,327
Liabilities:
Due to broker	130,723	130,723	70,483	70,483
Trading account securities sold but not yet purchased	34,509	34,509	73,358	73,358
Senior notes and other debt	1,829,511	1,482,612	1,831,158	1,425,852
Subordinated debentures	1,010,347	834,836	1,009,808	805,864
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

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2025	2024	2025	2024
Written premiums:
Direct	$3,483,768	$3,303,682	$10,405,445	$9,723,219
Assumed	352,488	329,596	1,092,519	990,587
Ceded	(609,326)	(576,002)	(1,786,292)	(1,678,460)
Total net premiums written	$3,226,930	$3,057,276	$9,711,672	$9,035,346

Earned premiums:
Direct	$3,401,897	$3,141,883	$9,970,992	$9,127,399
Assumed	352,745	346,780	1,028,862	1,012,804
Ceded	(598,260)	(561,840)	(1,732,906)	(1,602,618)
Total net premiums earned	$3,156,382	$2,926,823	$9,266,948	$8,537,585

Ceded losses and loss expenses incurred	$286,799	$319,472	$955,974	$952,666
Ceded commissions earned	$138,091	$129,916	$413,614	$374,618
    The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the nine months ended September 30, 2025 and 2024:

(In thousands)	2025	2024
Allowance for expected credit losses, beginning of period	$39,884	$35,110
Change in expected credit losses	41	2,961
Allowance for expected credit losses, end of period	$39,925	$38,071
The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended September 30, 2025 and 2024:

(In thousands)	2025	2024
Allowance for expected credit losses, beginning of period	$38,960	$37,279
Change in expected credit losses	965	792
Allowance for expected credit losses, end of period	$39,925	$38,071
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses.
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the nine months ended September 30, 2025 and 2024:

(In thousands)	2025	2024
Allowance for expected credit losses, beginning of period	$8,350	$8,404
Change in expected credit losses	(1,751)	(72)
Allowance for expected credit losses, end of period	$6,599	$8,332

The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended September 30, 2025 and 2024:

(In thousands)	2025	2024
Allowance for expected credit losses, beginning of period	$6,954	$10,255
Change in expected credit losses	(355)	(1,923)
Allowance for expected credit losses, end of period	$6,599	$8,332

(19) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $39 million and $38 million for the nine months ended September 30, 2025 and 2024, respectively. A summary of RSUs issued in the nine months ended September 30, 2025 and 2024 follows:

($ in thousands)	Units	Fair Value
2025	1,037,315	$73,633
2024	1,215,623	$70,195

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
The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2025	2024	2025	2024
Leases:
Lease cost	$13,828	$11,230	$40,275	$33,633
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	11,935	12,222	37,249	36,818
Right-of-use assets obtained in exchange for new lease liabilities	5,764	3,458	50,198	37,007

	As of September 30,
($ in thousands)	2025	2024
Right-of-use assets	$208,334	$184,166
Lease liabilities	$246,835	$224,776
Weighted-average remaining lease term	7.2 years	7.4 years
Weighted-average discount rate	5.85%	5.53%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	September 30, 2025
Contractual Maturities:
2025	$12,536
2026	50,230
2027	41,778
2028	40,454
2029	36,538
Thereafter	119,474
Total undiscounted future minimum lease payments	301,010
Less: Discount impact	54,175
Total lease liability	$246,835

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

	Revenues				Expenses
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Losses and Loss Expenses	Policy Acquisition and Insurance Operating Expenses	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended September 30, 2025
Insurance	$2,773,009	$260,547	$10,037	$3,043,593	$1,772,377	$785,805	$10,873	$2,569,055	$474,538	$375,577
Reinsurance & Monoline Excess	383,373	71,622	—	454,995	196,480	114,507	—	310,987	144,008	113,061
Corporate, other and eliminations (3)	—	19,069	171,619	190,688	—	—	240,084	240,084	(49,396)	(39,593)
Net investment gains	—	—	78,960	78,960	—	—	—	—	78,960	61,987
Total	$3,156,382	$351,238	$260,616	$3,768,236	$1,968,857	$900,312	$250,957	$3,120,126	$648,110	$511,032
Three months ended September 30, 2024
Insurance	$2,564,490	$253,234	$9,189	$2,826,913	$1,619,281	$727,910	$10,301	$2,357,492	$469,421	$363,026
Reinsurance & Monoline Excess	362,333	57,037	—	419,370	206,679	107,466	—	314,145	105,225	82,659
Corporate, other and eliminations (3)	—	13,485	148,697	162,182	—	—	254,293	254,293	(92,111)	(72,008)
Net investment losses	—	—	(8,086)	(8,086)	—	—	—	—	(8,086)	(8,043)
Total	$2,926,823	$323,756	$149,800	$3,400,379	$1,825,960	$835,376	$264,594	$2,925,930	$474,449	$365,634
Nine months ended September 30, 2025
Insurance	$8,144,300	$851,271	$30,144	$9,025,715	$5,202,065	$2,293,794	$33,141	$7,529,000	$1,496,715	$1,162,148
Reinsurance & Monoline Excess	1,122,648	218,910	—	1,341,558	623,008	326,863	—	949,871	391,687	308,944
Corporate, other and eliminations (3)	—	20,652	472,230	492,882	—	—	798,993	798,993	(306,111)	(240,302)
Net investment gains	—	—	126,288	126,288	—	—	—	—	126,288	99,102
Total	$9,266,948	$1,090,833	$628,662	$10,986,443	$5,825,073	$2,620,657	$832,134	$9,277,864	$1,708,579	$1,329,892
Nine months ended September 30, 2024
Insurance	$7,447,828	$801,573	$28,202	$8,277,603	$4,690,402	$2,117,658	$31,920	$6,839,980	$1,437,623	$1,102,363
Reinsurance & Monoline Excess	1,089,757	168,721	—	1,258,478	579,932	321,247	—	901,179	357,299	282,423
Corporate, other and eliminations (3)	—	45,429	430,492	475,921	—	—	693,833	693,833	(217,912)	(169,764)
Net investment losses	—	—	(40,818)	(40,818)	—	—	—	—	(40,818)	(35,008)
Total	$8,537,585	$1,015,723	$417,876	$9,971,184	$5,270,334	$2,438,905	$725,753	$8,434,992	$1,536,192	$1,180,014
Identifiable Assets

(In thousands)	September 30, 2025	December 31, 2024
Insurance	$35,721,098	$32,911,507
Reinsurance & Monoline Excess	6,015,394	5,669,729
Corporate, other and eliminations (3)	1,978,725	1,867,399
Consolidated	$43,715,217	$40,448,635
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2) Revenues for Insurance from foreign operations for the three months ended September 30, 2025 and 2024 were $357 million and $350 million, respectively, and for the nine months ended September 30, 2025 and 2024 were $1,051 million and $1,112 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign operations for the three months ended September 30, 2025 and 2024 were $136 million and $125 million, respectively, and for the nine months ended September 30, 2025 and 2024 were $382 million and $353 million, respectively.

(3) Corporate, other and eliminations represent corporate revenues and expenses and certain other items that are not allocated to business segments.
    Net premiums earned by major line of business are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2025	2024	2025	2024
Insurance:
Other liability	$1,122,591	$1,031,087	$3,299,651	$3,000,335
Short-tail lines (1)	636,751	563,736	1,852,847	1,613,342
Auto	408,213	376,762	1,203,794	1,092,354
Workers' compensation	318,284	313,154	948,194	925,214
Professional liability	287,170	279,751	839,814	816,583
Total Insurance	2,773,009	2,564,490	8,144,300	7,447,828

Reinsurance & Monoline Excess:
Casualty (2)	189,767	188,284	556,437	585,208
Property (2)	119,267	108,386	353,246	308,024
Monoline excess (3)	74,339	65,663	212,965	196,525
Total Reinsurance & Monoline Excess	383,373	362,333	1,122,648	1,089,757

Total	$3,156,382	$2,926,823	$9,266,948	$8,537,585
______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery, high net worth homeowners and other lines.
(2) Includes reinsurance casualty and property and certain program management business.
(3) Monoline excess includes operations that solely retain risk on an excess basis.

SAFE HARBOR STATEMENT

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2025 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. Forward-looking statements are generally, although not always, identified by words such as "may," "should," "expects," "provides," "anticipates," "assumes," "can," "will," "meets," "could," "likely," "intends," "might," "predicts," "seeks," "would," "believes," "estimates," "plans," "continues," or similar expressions. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, foreign governmental bonds, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy-related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts, including claims for cybersecurity-related risks; natural and man-made catastrophic losses, including as a result of terrorist activities; the impact of climate change, which may alter the frequency and increase the severity of catastrophe events; general economic and market activities, including inflation, the risk of recession, changing interest rates, the impact of tariffs and volatility in the credit and capital markets; the impact of a prolonged U.S. government shutdown on macroeconomic conditions; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; cyber security breaches of our information technology systems and the information technology systems of our vendors and other third parties; the use of artificial intelligence technologies by us or third-parties on which we rely could expose us to technological, security, legal, and other risks; the risk of future pandemics, as well as continuing effects of the COVID-19 pandemic; foreign currency and political risks relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2019; the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
    W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates worldwide in two segments of the property and casualty business: Insurance and Reinsurance & Monoline Excess. Our decentralized structure provides us with the flexibility to respond quickly and efficiently to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. While providing our businesses with certain operating autonomy, our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment, reinsurance, enterprise risk management, and actuarial, financial and corporate legal staff support. The Company’s primary sources of revenues and earnings are its insurance operations and its investments.
    An important part of our strategy is to form new businesses to capitalize on various market opportunities. Over the years, the Company has formed numerous businesses that are focused on important parts of the economy in the U.S., including healthcare, cyber security, energy and agriculture, and on growing international markets, including the Asia-Pacific region, South America and Mexico.
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
    Our net reserves for losses and loss expenses of approximately $18.6 billion as of September 30, 2025 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $3.4 billion, or 18.4%, of the Company’s net loss reserves as of September 30, 2025 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves, which predominantly comprise these reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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

    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	September 30, 2025	December 31, 2024
Insurance	$15,184,450	$13,881,574
Reinsurance & Monoline Excess	3,417,282	3,285,067
Net reserves for losses and loss expenses	18,601,732	17,166,641
Ceded reserves for losses and loss expenses	3,155,303	3,201,389
Gross reserves for losses and loss expenses	$21,757,035	$20,368,030

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
September 30, 2025
Other liability	$2,289,894	$5,542,391	$7,832,285
Professional liability	657,688	1,745,596	2,403,284
Workers’ compensation (1)	1,107,966	982,111	2,090,077
Auto	797,501	971,302	1,768,803
Short-tail lines (2)	420,866	669,135	1,090,001
Total Insurance	5,273,915	9,910,535	15,184,450
Reinsurance & Monoline Excess (1) (3)	1,664,310	1,752,972	3,417,282
Total	$6,938,225	$11,663,507	$18,601,732

December 31, 2024
Other liability	$2,104,721	$5,164,994	$7,269,715
Professional liability	613,230	1,503,908	2,117,138
Workers’ compensation (1)	1,054,427	771,367	1,825,794
Auto	729,462	936,319	1,665,781
Short-tail lines (2)	410,138	593,008	1,003,146
Total Insurance	4,911,978	8,969,596	13,881,574
Reinsurance & Monoline Excess (1) (3)	1,622,399	1,662,668	3,285,067
Total	$6,534,377	$10,632,264	$17,166,641
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $417 million and $405 million as of September 30, 2025 and December 31, 2024, respectively.
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
    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the nine months ended September 30, 2025 and 2024 are as follows:

(In thousands)	2025	2024
Increase in prior year loss reserves	$(23,129)	$(15,279)
Increase in prior year earned premiums	25,483	18,126
Net favorable prior year development	$2,354	$2,847
During the nine months ended September 30, 2025, favorable prior year development (net of additional and return premiums) of $2 million included $34 million of favorable prior year development for the Reinsurance & Monoline Excess segment largely offset by $32 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first nine months of 2025 was driven by other liability and auto liability, and was partially offset by favorable development for short tail lines of business, including commercial property and commercial auto physical damage. The adverse other liability development was driven mainly by umbrella and excess liability claims, and to a lesser degree, adverse development from primary surplus lines casualty business. The umbrella and excess liability development included a significant component stemming from underlying auto exposures. The other liability development was concentrated in accident years 2017 through 2022. The adverse auto liability development was concentrated in accident years 2021 and 2022. The Company believes that auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among other factors.
The favorable development for short tail property lines of business during the first nine months of 2025 related to the 2024 accident year, and resulted from favorable settlements of both catastrophe and non-catastrophe claims below our expectations.
For the Reinsurance & Monoline Excess segment, the favorable development during the first nine months of 2025 was driven mainly by favorable development in property reinsurance. Similar to the Insurance segment, the favorable property reinsurance development was driven by favorable claim settlements, below our expectations, related mainly to the 2024 accident year.
During the nine months ended September 30, 2024, favorable prior year development (net of additional and return premiums) of $3 million included $5 million of favorable prior year development for the Reinsurance & Monoline Excess segment partially offset by $2 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first nine months of 2024 was driven by commercial auto liability and other liability (mainly umbrella and excess liability), which was largely offset by favorable development for workers’ compensation and professional liability. The adverse commercial auto liability development was concentrated in accident years 2020 through 2023. The other liability development was mainly driven by umbrella and excess liability claims, and was focused in accident years 2017 through 2021. A significant portion of the umbrella and excess liability development related to underlying commercial auto exposures. The Company believes that commercial auto-related claims were particularly impacted by social inflation, which contributed to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of aggressive actions by the plaintiffs’ bar such as litigation funding, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among other factors.
The favorable workers’ compensation development for the Insurance segment was mainly related to accident years 2017 through 2023, while the favorable professional liability development was mainly in accident years 2020 through 2022. For workers' compensation, favorable reported claim frequency, below expectations, continued to be the main driver of the favorable reserve development. For professional liability, reported loss experience for accident years 2020 through 2022 was better than expected, which drove the favorable reserve development. These accident years also feature business written at peak pricing levels, which the Company believes will result in higher profitability than initially anticipated.
For the Reinsurance & Monoline Excess segment, the favorable development during the first nine months of 2024 was driven mainly by favorable development in excess workers’ compensation, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. The favorable excess workers’ compensation development was driven by continued lower claim frequency and reported losses relative to expectations and to favorable claim settlements spread across many prior accident years. The unfavorable development for non-proportional reinsurance was concentrated mainly in accident years 2015 through 2019 and was associated primarily with our U.S. and U.K. excess general liability reinsurance businesses, including coverage for cedants insuring construction projects.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,394 million and $1,358 million at September 30, 2025 and December 31, 2024, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $417 million and $405 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.6%.
    Substantially all of the workers’ compensation discount (97% of total discounted reserves at September 30, 2025) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at September 30, 2025), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $58 million at September 30, 2025 and $51 million at December 31, 2024. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2025 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	75	$189,418	$194,357
Corporate	28	51,508	1,533
State and municipal	6	28,795	1,256
Mortgage-backed	15	2,404	191
Asset-backed	1	2	1
Total	125	$272,127	$197,338
    As of September 30, 2025, the Company recorded an allowance for expected credit losses on fixed maturity securities of $0.3 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $0.3 million and $1 million as of September 30, 2025 and December 31, 2024, respectively.
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
    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of September 30, 2025:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$24,173,879	97.0%
Syndicate manager	133,033	0.5
Directly by the Company based on:
Observable data	590,698	2.4
Cash flow model	20,019	0.1
Total	$24,917,629	100.0%
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

Results of Operations for the Nine Months Ended September 30, 2025 and 2024
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2025 and 2024. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2025	2024
Insurance:
Gross premiums written	$10,216,863	$9,501,027
Net premiums written	8,517,901	7,929,439
Net premiums earned	8,144,300	7,447,828
Loss ratio	63.9%	63.0%
Expense ratio	28.1%	28.4%
GAAP combined ratio	92.0%	91.4%
Reinsurance & Monoline Excess:
Gross premiums written	$1,281,101	$1,212,779
Net premiums written	1,193,771	1,105,907
Net premiums earned	1,122,648	1,089,757
Loss ratio	55.5%	53.2%
Expense ratio	29.1%	29.5%
GAAP combined ratio	84.6%	82.7%
Consolidated:
Gross premiums written	$11,497,964	$10,713,806
Net premiums written	9,711,672	9,035,346
Net premiums earned	9,266,948	8,537,585
Loss ratio	62.9%	61.7%
Expense ratio	28.2%	28.6%
GAAP combined ratio	91.1%	90.3%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the nine months ended September 30, 2025 and 2024:

(In thousands, except per share data)	2025	2024
Net income to common stockholders	$1,329,892	$1,180,014
Weighted average diluted shares	400,306	404,053
Net income per diluted share	$3.32	$2.92
    The Company reported net income to common stockholders of $1,330 million in 2025 compared to $1,180 million in 2024. The $150 million increase in net income was primarily due to an after-tax increase in net investment gains of $130 million mainly due to change in unrealized gains on equity securities, an after-tax increase of $59 million in net investment income primarily due to income from transportation and financial services funds, a $17 million reduction in tax expense due to a change in the effective tax rate, an after-tax increase of $6 million in profit from insurance service businesses and an after-tax increase in profits from non-insurance businesses of $3 million, partially offset by an after-tax increase in foreign currency losses of $48 million due to the weakening U.S. dollar against other major currencies in 2025, an after-tax increase in corporate expenses of $10 million, an after-tax decrease in underwriting income of $6 million and an after-tax decrease in income of $1 million related to minority interest. The number of weighted average diluted shares decreased 3.7 million for 2025 compared to 2024, mainly reflecting shares repurchased in 2025 and 2024.
    Premiums. Gross premiums written were $11,498 million in 2025, an increase of 7% from $10,714 million in 2024. The increase was due to a $716 million increase in the Insurance segment and a $68 million increase in the Reinsurance & Monoline Excess segment. Approximately 80.3% of premiums expiring in 2025 were renewed, and 80.9% of premiums expiring in 2024 were renewed.

    Average renewal premium rates (per unit of exposure) for insurance and facultative reinsurance increased 6.8% in 2025 and increased 7.8% excluding workers' compensation.
    A summary of gross premiums written in 2025 compared with 2024 by line of business within each business segment follows:
•Insurance - gross premiums increased 8% to $10,217 million in 2025 from $9,501 million in 2024. Gross premiums increased $303 million (12%) for short-tail lines, $233 million (6%) for other liability, $95 million (8%) for auto, $74 million (8%) for workers' compensation, and $11 million (1%) for professional liability.
•Reinsurance & Monoline Excess - gross premiums increased 6% to $1,281 million in 2025 from $1,213 million in 2024. Gross premiums increased $53 million (15%) for property and $23 million (9%) for monoline excess, partially offset by a decrease of $8 million (1%) for casualty.
    Net premiums written were $9,712 million in 2025, an increase of 7% from $9,035 million in 2024. Ceded reinsurance premiums as a percentage of gross written premiums was 15.5% and 15.7% in 2025 and 2024, respectively.
    Premiums earned increased 9% to $9,267 million in 2025 from $8,538 million in 2024. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2025 are related to business written during both 2025 and 2024. Audit premiums were $248 million in 2025 compared with $270 million in 2024.
    Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2025 and 2024:

	Amount		Average Annualized Yield
($ in thousands)	2025	2024	2025	2024
Fixed maturity securities, including cash and cash equivalents and loans receivable	$960,625	$954,655	4.8%	5.4%
Investment funds	59,713	868	5.4	0.1
Arbitrage trading account	56,309	52,562	6.6	5.8
Equity securities	34,623	35,924	5.0	4.9
Real estate	(11,482)	(20,579)	(1.2)	(2.2)
Gross investment income	1,099,788	1,023,430	4.7	4.8
Investment expenses	(8,955)	(7,707)	—	—
Total	$1,090,833	$1,015,723	4.7%	4.7%
    Net investment income increased 7% to $1,091 million in 2025 from $1,016 million in 2024 due primarily to a $59 million increase in income from investment funds primarily due to transportation funds and financial services funds, a $9 million improvement in real estate, a $6 million increase in income from fixed maturity securities, and a $3 million increase in arbitrage trading account, partially offset by a $1 million decrease in equity securities and a $1 million increase in investment expenses. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 4.8% in 2025 and 5.4% in 2024. The average annualized yield for fixed maturity securities excluding Argentine inflation-linked securities was 4.7% in 2025 and 4.4% in 2024. The effective duration of the fixed maturity portfolio was 2.9 years at September 30, 2025 up from 2.6 years at December 31, 2024. Average invested assets, at cost (including cash and cash equivalents), were $31.3 billion in 2025, up 9% from $28.6 billion in 2024.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $93 million in 2025 from $82 million in 2024, mainly due to organic growth within the business.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $125 million in 2025 compared with losses of $72 million in 2024. The gains of $125 million in 2025 reflected an increase in unrealized gains on equity securities of $93 million and net realized gains on investments of $32 million. The losses of $72 million in 2024 reflected an increase in unrealized losses on equity securities of $42 million and net realized losses on investments of $30 million.

Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments, which are reflected in net investment gains (losses), decreased by $1 million ($1 million after-tax) in 2025 reflecting improved pricing related to fixed maturity securities and the redemption of one loan in the loan receivable portfolio, and $31 million ($24 million after-tax) in 2024 due to improved pricing associated with foreign government securities and corporate securities.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $408 million in 2025 and $375 million in 2024. The increase mainly relates to aviation-related business, partially offset by the reduction in promotional merchandise business.
    Losses and Loss Expenses. Losses and loss expenses increased to $5,825 million in 2025 from $5,270 million in 2024. The consolidated loss ratio was 62.9% in 2025 and 61.7% in 2024. Catastrophe losses, net of reinsurance recoveries, were $289 million in 2025 with the largest contributors being California wildfire losses and frequency of severe storms, up from $218 million in 2024. Favorable prior year reserve development (net of premium offsets) was $2 million in 2025 and $3 million 2024. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.6 points to 59.8% in 2025 from 59.2% in 2024, largely due to a change in business mix.
    A summary of loss ratios in 2025 compared with 2024 by business segment follows:
•Insurance - The loss ratio was 63.9% in 2025 and 63.0% in 2024. Catastrophe losses were $218 million in 2025 compared with $191 million in 2024. Adverse prior year reserve development was $32 million in 2025 and $2 million in 2024. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.4 points to 60.8% in 2025 from 60.4% in 2024.
•Reinsurance & Monoline Excess - The loss ratio was 55.5% in 2025 and 53.2% in 2024. Catastrophe losses were $71 million in 2025 and $27 million in 2024. Favorable prior year reserve development was $34 million in 2025 and $5 million in 2024. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.0 points to 52.2% in 2025 from 51.2% in 2024.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the nine months ended September 30, 2025 and 2024:

($ in thousands)	2025	2024
Policy acquisition and insurance operating expenses	$2,620,657	$2,438,905
Insurance service expenses	70,245	66,309
Net foreign currency losses	62,765	1,324
Other costs and expenses	210,883	198,352
Total	$2,964,550	$2,704,890
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 7% and net premiums earned increased 9% from 2024. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) decreased 0.4 points to 28.2% in 2025 from 28.6% in 2024, mainly due to growth in net premiums earned and a non-recurring benefit associated with compensation costs.
    Insurance service expenses, which represent the costs associated with the fee-based businesses, were $70 million in 2025 and $66 million in 2024.
    Net foreign currency losses (gains) result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $63 million in 2025 compared to losses of $1 million in 2024, primarily due to other major currencies strengthening against the U.S. dollar in 2025.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $211 million in 2025 from $198 million in 2024, primarily due to the increase in compensation-related costs and higher new start-up operating unit expenses in 2025.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $393 million in 2025 compared to $365 million in 2024. The increase mainly relates to aviation-related business, partially offset by the reduction in promotional merchandise.
Interest Expense. Interest expense was $95 million in both 2025 and 2024.
Income Taxes. The effective income tax rate was 22.2% and 23.2% for the nine months ended September 30, 2025 and 2024, respectively. The lower effective income tax rate for the nine months ended September 30, 2025, as compared to the earlier period, was primarily due to an improved geographical mix of earnings and larger benefits attributable to equity-based compensation.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $555 million of its non-U.S. subsidiaries, since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will not be material.
As part of the Inflation Reduction Act of 2022, a 1% excise tax is imposed on common share repurchases, net of common share issuances, and included in the cost of treasury stock acquired. During the nine months ended September 30, 2025, the Company repurchased 1,200,000 shares of its common stock.
In the United States, on July 4, 2025, the budget reconciliation package known as the “One Big Beautiful Bill” was signed into law. Changes resulting from the tax provisions thereunder are not expected to have a material impact on the Company’s results from operations.

Results of Operations for the Three Months Ended September 30, 2025 and 2024
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2025 and 2024. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2025	2024
Insurance:
Gross premiums written	$3,393,023	$3,219,128
Net premiums written	2,809,743	2,673,275
Net premiums earned	2,773,009	2,564,490
Loss ratio	63.9%	63.1%
Expense ratio	28.4%	28.4%
GAAP combined ratio	92.3%	91.5%
Reinsurance & Monoline Excess:
Gross premiums written	$443,233	$414,150
Net premiums written	417,187	384,001
Net premiums earned	383,373	362,333
Loss ratio	51.3%	57.0%
Expense ratio	29.8%	29.7%
GAAP combined ratio	81.1%	86.7%
Consolidated:
Gross premiums written	$3,836,256	$3,633,278
Net premiums written	3,226,930	3,057,276
Net premiums earned	3,156,382	2,926,823
Loss ratio	62.4%	62.4%
Expense ratio	28.5%	28.5%
GAAP combined ratio	90.9%	90.9%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended September 30, 2025 and 2024:

(In thousands, except per share data)	2025	2024
Net income to common stockholders	$511,032	$365,634
Weighted average diluted shares	400,204	401,817
Net income per diluted share	$1.28	$0.91
    The Company reported net income to common stockholders of $511 million in 2025, an increase of 40% from $366 million in 2024. The $145 million increase in net income was primarily due to an after-tax increase in net investment gains of $69 million, mainly due to the realized gains from sale of equity securities, an after-tax decrease in foreign currency losses of $29 million, due to the weakening U.S. dollar against other major currencies in 2024, an after-tax increase of $22 million in net investment income due to fixed maturity securities driven by elevated interest rates and a larger portfolio, an after-tax increase in underwriting income of $17 million, a $9 million reduction in tax expense due to a change in the effective tax rate, and an after-tax increase in profits from non-insurance businesses of $2 million, partially offset by an after-tax increase in corporate expenses of $2 million and an after-tax decrease in minority interest of $1 million. The number of weighted average diluted shares decreased 1.6 million for 2025 compared to 2024, mainly reflecting shares repurchased in 2025 and 2024.
    Premiums. Gross premiums written were $3,836 million in 2025, an increase of 6% from $3,633 million in 2024. The increase was due to a $174 million increase in the Insurance segment and a $29 million increase in the Reinsurance & Monoline Excess segment. Approximately 79.6% of premiums expiring in 2025 and 81.1% of premiums expiring in 2024 were renewed.

    Average renewal premium rates (per unit of exposure) for insurance and facultative reinsurance increased 6.6% in 2025 and increased 7.6% excluding workers' compensation.
    A summary of gross premiums written in 2025 compared with 2024 by line of business within each business segment follows:
•Insurance - gross premiums increased 5% to $3,393 million in 2025 from $3,219 million in 2024. Gross premiums increased $103 million (12%) for short-tail lines, $39 million (3%) for other liability, $27 million (9%) for workers' compensation and $7 million (2%) for auto, partially offset by decrease of $2 million (less than 1%) for professional liability.
•Reinsurance & Monoline Excess - gross premiums increased 7% to $443 million in 2025 from $414 million in 2024. Gross premiums increased $16 million (16%) for monoline excess, $10 million (8%) for property, and $3 million (2%) for casualty.
    Net premiums written were $3,227 million in 2025, an increase of 6% from $3,057 million in 2024. Ceded reinsurance premiums as a percentage of gross written premiums was 15.9% in both 2025 and 2024.
    Premiums earned increased 8% to $3,156 million in 2025 from $2,927 million in 2024. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2025 are related to business written during both 2025 and 2024. Audit premiums were $80 million in 2025 compared with $86 million in 2024.
    Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2025 and 2024:

	Amount		Average Annualized Yield
($ in thousands)	2025	2024	2025	2024
Fixed maturity securities, including cash and cash equivalents and loans receivable	$324,319	$295,272	4.8%	4.9%
Arbitrage trading account	16,309	17,869	5.7	6.0
Equity securities	11,497	12,203	4.7	5.1
Investment funds	5,421	4,741	1.5	1.2
Real estate	(3,373)	(3,711)	(1.0)	(1.2)
Gross investment income	354,173	326,374	4.4	4.4
Investment expenses	(2,935)	(2,618)	—	—
Total	$351,238	$323,756	4.4%	4.4%
    Net investment income increased to $351 million in 2025 from $324 million in 2024 due primarily to a $29 million increase in income from fixed maturity securities, mainly driven by elevated interest rates and a larger fixed maturity securities portfolio, and a $1 million increase in income from investment funds, partially offset by a $2 million decrease in the arbitrage trading account and a $1 million decrease in equity securities. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 4.8% in 2025 and 4.9% in 2024. The average annualized yield for fixed maturity securities excluding Argentine inflation-linked securities was 4.6% in 2025 and 4.5% in 2024. The effective duration of the fixed maturity portfolio was 2.9 years at September 30, 2025 up from 2.6 years at December 31, 2024. Average invested assets, at cost (including cash and cash equivalents), were $32.1 billion in 2025, up 9% from $29.3 billion in 2024.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $31 million in 2025 from $29 million in 2024 mainly due to organic growth within the business.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $79 million in 2025 compared with losses of $23 million in 2024. The gains of $79 million in 2025 reflected net realized gains on investments of $69 million and an increase in unrealized gains on equity securities of $10 million. The losses of $23 million in 2024 reflected net realized losses on investments of $22 million and an increase in unrealized losses on equity securities of $1 million.

Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments, which are reflected in net investment gains (losses), decreased by $0.2 million ($0.1 million after-tax) in 2025 and $15 million ($12 million after-tax) in 2024 due to improved pricing associated with foreign government securities.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $150 million in 2025 and $129 million in 2024. The increase mainly relates to aviation-related business, partially offset by the reduction in promotional merchandise and textile businesses.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,969 million in 2025 from $1,826 million in 2024. The consolidated loss ratio was 62.4% in both 2025 and 2024. Catastrophe losses, net of reinsurance recoveries, were $79 million in 2025 and $98 million in 2024. Favorable prior year reserve development (net of premium offsets) was $1 million in both 2025 and 2024. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.8 points to 59.9% in 2025 from 59.1% in 2024, largely due to a change in business mix.
    A summary of loss ratios in 2025 compared with 2024 by business segment follows:
•Insurance - The loss ratio was 63.9% in 2025 and 63.1% in 2024. Catastrophe losses were $70 million in 2025 compared with $77 million in 2024. Adverse prior year reserve development was $13 million in 2025, and favorable prior year development was $3 million in 2024. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.7 points to 60.9% in 2025 from 60.2% in 2024.
•Reinsurance & Monoline Excess - The loss ratio was 51.3% in 2025 and 57.0% in 2024. Catastrophe losses were $9 million in 2025 and $21 million in 2024. Favorable prior year reserve development was $14 million in 2025, and adverse prior year reserve development was $2 million in 2024. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.9 points to 52.6% in 2025 from 50.7% in 2024.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended September 30, 2025 and 2024:

($ in thousands)	2025	2024
Policy acquisition and insurance operating expenses	$900,312	$835,376
Insurance service expenses	22,711	21,786
Net foreign currency (gains) losses	(12,009)	24,619
Other costs and expenses	64,319	61,584
Total	$975,333	$943,365
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses and net premiums earned both increased 8% from 2024. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) was 28.5% in both 2025 and 2024.
    Insurance service expenses, which represent the costs associated with the fee-based businesses, were $23 million in 2025 and $22 million in 2024.
    Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $12 million in 2025 compared to losses of $25 million in 2024, primarily due to other major currencies strengthening against the U.S. dollar in 2024.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses were $64 million in 2025 and $62 million in 2024.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $144 million in 2025 and $125 million in 2024. The increase mainly relates to aviation-related business, partially offset by the reduction in promotional merchandise and textile businesses.
Interest Expense. Interest expense was $32 million in both 2025 and 2024.
Income Taxes. The effective income tax rate was 21.0% and 23.0% for the three months ended September 30, 2025 and 2024, respectively. The lower effective income tax rate for the three months ended September 30, 2025, as compared to the earlier period, was primarily due to an improved geographical mix of earnings and larger benefits attributable to equity-based compensation.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $555 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will not be material.
As part of the Inflation Reduction Act of 2022, a 1% excise tax is imposed on common share repurchases, net of common share issuances, and included in the cost of treasury stock acquired. During the three months ended September 30, 2025, the Company repurchased 350,000 shares of its common stock.
In the United States, on July 4, 2025, the budget reconciliation package known as the “One Big Beautiful Bill” was signed into law. Changes resulting from the tax provisions thereunder are not expected to have a material impact on the Company’s results from operations.

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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.9 years at September 30, 2025 up from 2.6 years at December 31, 2024. The Company’s fixed maturity investment portfolio and investment-related assets as of September 30, 2025 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$3,478,237	10.6%
State and municipal:
Special revenue	1,258,705	3.8
State general obligation	261,797	0.8
Local general obligation	225,190	0.7
Corporate backed	181,492	0.6
Pre-refunded (1)	75,319	0.2
Total state and municipal	2,002,503	6.1
Mortgage-backed:
Agency	4,450,198	13.6
Commercial	331,629	0.9
Residential-Prime	188,034	0.6
Residential-Alt A	1,538	—
Total mortgage-backed	4,971,399	15.1
Asset-backed securities	3,831,174	11.7
Corporate:
Industrial	3,705,998	11.3
Financial	3,544,403	10.8
Utilities	1,252,731	3.8
Other	237,640	0.7
Total corporate	8,740,772	26.6
Foreign government and foreign government agencies	1,923,864	5.9
Total fixed maturity securities	24,947,949	76.0
Equity securities:
Common stocks	721,950	2.2
Preferred stocks	660,482	2.0
Total equity securities	1,382,432	4.2
Cash and cash equivalents (2)	2,352,117	7.1
Investment funds	1,430,991	4.4
Real estate	1,305,299	4.0
Arbitrage trading account	1,070,304	3.3
Loans receivable	326,855	1.0
Total investments	$32,815,947	100.0%
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
Investment Funds. At September 30, 2025, the carrying value of investment funds was $1.4 billion, including investments in other funds of $400 million (which includes a deferred compensation trust asset of $42 million), financial services funds of $374 million, transportation funds of $273 million, real estate funds of $177 million, infrastructure funds of $165 million, and energy funds of $42 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At September 30, 2025, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost (net of allowance for expected credit losses), had an amortized cost of $327 million and an aggregate fair value of $327 million at September 30, 2025. The amortized cost of loans receivable is net of an allowance for expected credit losses of $0.3 million as of September 30, 2025. Loans receivable include real estate loans of $327 million that are secured by commercial and residential real estate located primarily in the U.K. and New York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2028. Loans receivable includes a commercial loan of $76 thousand with one small business owner that is secured by business assets, has a fixed interest rate and matures in 2026.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.9 years at September 30, 2025 up from 2.6 years at December 31, 2024.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities decreased to $2,587 million in the nine months ended September 30, 2025 from $2,868 million in the nine months ended September 30, 2024, primarily due to increased loss and loss expense payments partially offset by increased premium receipts.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 83.2% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2025. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At September 30, 2025, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,840 million and a face amount of $2,860 million. The maturities of the outstanding debt are $5 million in 2026, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of September 30, 2025, there were no borrowings outstanding under the facility.
    Equity. At September 30, 2025, total common stockholders’ equity was $9.8 billion, common shares outstanding were 379,877,184 and stockholders’ equity per outstanding share was $25.79. During the nine months ended September 30, 2025, the Company repurchased 1,200,000 shares of its common stock for $74 million. In the third quarter of 2025, the board of directors of the Company declared an ordinary quarterly cash dividend of $0.09 per share. In the second quarter of 2025, the board of directors of the Company declared an ordinary quarterly cash dividend of $0.09 per share and a special quarterly cash dividend of $0.50 per share. In the first quarter of 2025, the board of directors of the Company declared an ordinary quarterly cash dividend of $0.08 per share. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $12.6 billion at September 30, 2025. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 22% at September 30, 2025 down from 25% at December 31, 2024.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Set forth below is a summary of the shares repurchased by the Company during the three months ended September 30, 2025, and the number of shares remaining authorized for purchase by the Company:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2025	350,000	$70.36	350,000	12,958,928
August 1-31, 2025	—	$—	—	12,958,928
September 1-30, 2025	—	$—	—	12,958,928
Total	350,000	$70.36	350,000

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from W. R. Berkley Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2025 and 2024; (iv) Consolidated Statements of Stockholders' Equity for the three months and nine months ended September 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; (vi) Notes to Interim Consolidated Financial Statements; and (vii) the cover page.

104.1	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101.1).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	November 3, 2025	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	November 3, 2025	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer