Form 10-K
period 2025-12-31
BERKLEY W R CORP
filed 2026-02-27
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $21,940,921,884.
Number of shares of common stock, $.20 par value, outstanding as of February 23, 2026: 374,490,856
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated herein by reference in Part III.

			Page
SAFE HARBOR STATEMENT
	PART I
ITEM	1.	BUSINESS	7
ITEM	1A.	RISK FACTORS	29
ITEM	1B.	UNRESOLVED STAFF COMMENTS	42
ITEM	1C.	CYBERSECURITY	42
ITEM	2.	PROPERTIES	43
ITEM	3.	LEGAL PROCEEDINGS	43
ITEM	4.	MINE SAFETY DISCLOSURES	43

	PART II
ITEM	5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	44
ITEM	6.	RESERVED
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	46
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	65
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	66
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	119
ITEM	9A.	CONTROLS AND PROCEDURES	119
ITEM	9B.	OTHER INFORMATION	121
ITEM	9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS	121

	PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	122
ITEM	11.	EXECUTIVE COMPENSATION	122
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	122
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	122
ITEM	14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	122

	PART IV
ITEM	15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	123
ITEM	16.	FORM 10-K SUMMARY	127
EX-4.1		DESCRIPTION OF REGISTRANT’S SECURITIES REGISTERED PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934
EX-21		LIST OF COMPANIES AND SUBSIDIARIES
EX-23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-31.2		CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-32.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-101		INSTANCE DOCUMENT
EX-101		SCHEMA DOCUMENT
EX-101		CALCULATION LINKBASE DOCUMENT
EX-101		LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report including statements related to our outlook for the industry and for our performance for the year 2026 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

•the cyclical nature of the property casualty industry;
•the impact of significant competition, including new entrants to the industry;
•the long-tail and potentially volatile nature of the insurance and reinsurance business;
•product demand and pricing;
•claims development and the process of estimating reserves;
•investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, foreign government bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy-related and private equity investments;
•the effects of emerging claim and coverage issues;
•the uncertain nature of damage theories and loss amounts, including claims for cyber security-related risks;
•natural and man-made catastrophic losses, including as a result of terrorist activities;
•the impact of climate change, which may alter the frequency and increase the severity of catastrophe events;
•general economic and market activities, including inflation, interest rates, tariffs and volatility in the credit and capital markets;
•the impact of conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response to it, on our results and financial condition;
•cyber security breaches of our information technology systems and the information technology systems of our vendors and other third parties;
•the increasing use of artificial intelligence technologies by us or third-parties on which we rely could expose us to technological, security, legal, and other risks;
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
We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2026 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

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
    Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of our reporting segments for each of the past three years were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net premiums written:
Insurance	$11,183,713	$10,549,550	$9,560,533
Reinsurance & Monoline Excess	1,527,614	1,422,546	1,393,934
Total	$12,711,327	$11,972,096	$10,954,467

Percentage of net premiums written:
Insurance	88.0%	88.1%	87.3%
Reinsurance & Monoline Excess	12.0	11.9	12.7
Total	100.0%	100.0%	100.0%
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
Our twenty-three insurance company subsidiaries rated by Standard & Poor's (“S&P”) have financial strength ratings of AA- (the fourth highest rating out of twenty-seven possible ratings).
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
In addition, we have extensive worldwide capabilities, with branches or offices in 52 cities outside the United States, in Asia, Australia, Canada, Continental Europe, Mexico, Scandinavia, South America, and the United Kingdom, and through Lloyds’ global licensing. In each geographic region in which we operate, we have built decentralized structures that allow products and services to be tailored to each regional customer base. Our businesses are managed by teams of professionals with expertise in local markets and knowledge of regional environments.
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
Admiral Insurance provides excess and surplus lines coverage for commercial risks that generally consist of hard-to- place, specialized risks that involve moderate to high degrees of hazard. In both general liability and professional lines, Admiral has a broad line of products to meet the needs of existing as well as emerging opportunities. The distribution of products is limited to wholesale brokers.
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
Berkley Edge provides excess and surplus lines coverage for small to mid-sized commercial accounts that generally consist of hard-to-place, specialized risks involving moderate to high degrees of hazard. In both general liability and professional lines, Berkley Edge offers limited coverage options and distributes its products through a limited group of wholesale brokers.
Berkley Embedded Solutions delivers tailored, digital-first insurance products and services at the point of purchase.
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
Berkley Fire & Marine offers specialized insurance products and services for inland marine and related property risks, nationwide. These products are distributed through independent agents and brokers.
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

Berkley Insurance Asia underwrites specialty commercial insurance coverages to clients in Asia through offices in Hong Kong, India, Shanghai and Singapore.
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
Berkley Management Protection offers a modular suite of management liability products for small and middle market companies through a bespoke and easy to use platform tailored to independent agents. The management liability coverages provided include directors and officers, employment practices, fiduciary, cyber, crime and miscellaneous professional liability.
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
Berkley Professional Liability specializes in professional liability insurance for publicly-traded and private entities on a worldwide basis. Its liability coverages include directors and officers, errors and omissions, fiduciary, employment practices, and sponsored insurance agents' errors and omissions. Berkley Transactional, a division of Berkley Professional Liability, underwrites transactional insurance products, including representations and warranties insurance, and tax opinion insurance.
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
Berkley Specialty London provides a broad range of insurance products to the Lloyd's marketplace, with a concentration in specialist classes of business including property, professional indemnity and financial lines.
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

W R B Europe is comprised of specialist businesses offering a focused range of insurance products to markets in Continental Europe.

    The following table sets forth the percentage of gross premiums written by each Insurance business:

	Year Ended December 31,
	2025	2024	2023
Acadia Insurance	5.4%	5.4%	5.4%
Admiral Insurance	7.9	7.3	7.0
Berkley Accident and Health	6.8	5.9	5.4
Berkley Agribusiness	0.5	0.6	0.8
Berkley Alliance Managers	2.2	2.3	2.4
Berkley Aspire	1.4	1.3	1.2
Berkley Asset Protection	0.9	0.9	0.9
Berkley Canada	1.0	1.0	1.0
Berkley Construction Solutions	0.8	0.7	0.6
Berkley Custom Insurance	2.8	2.9	2.9
Berkley Cyber Risk Solutions	0.6	0.7	0.8
Berkley Enterprise Risk Solutions	0.2	0.2	0.1
Berkley Entertainment	1.7	1.6	1.7
Berkley Environmental	7.6	7.3	6.7
Berkley Financial Specialists	0.6	0.6	0.6
Berkley Fire & Marine	0.8	0.8	0.9
Berkley Healthcare	1.1	1.2	1.5
Berkley Human Services	0.7	1.4	1.3
Berkley Industrial Comp	0.9	0.8	0.7
Berkley Insurance Asia	0.6	0.7	0.8
Berkley Insurance Australia	1.3	1.4	1.6
Berkley Latinoamérica	3.4	3.3	3.2
Berkley Life Sciences	0.6	0.5	0.5
Berkley Luxury Group	0.8	0.7	0.7
Berkley Management Protection	0.5	0.3	0.2
Berkley Mid-Atlantic Group	0.7	0.7	0.9
Berkley Net Underwriters	1.6	1.9	2.0
Berkley North Pacific	0.7	0.8	0.7
Berkley Offshore Underwriting Managers	1.3	1.4	1.5
Berkley Oil & Gas	1.6	1.8	3.0
Berkley One	4.8	3.7	2.6
Berkley Product Protection	0.4	0.4	0.3
Berkley Professional Liability	2.3	2.7	3.8
Berkley Public Entity	0.4	0.6	0.7
Berkley Risk	0.3	0.3	0.3
Berkley Select	1.7	1.8	1.9
Berkley Small Business Solutions	0.6	0.3	0.2
Berkley Southeast	1.9	2.2	2.3
Berkley Southwest	1.1	1.1	1.3
Berkley Specialty Excess	0.8	0.6	0.2
Berkley Specialty London	3.9	4.1	3.9
Berkley Surety	1.0	1.1	1.1
Berkley Technology Underwriters	0.5	0.6	0.6
Carolina Casualty	1.9	2.0	2.2
Continental Western Group	2.9	2.8	2.6
Gemini Transportation	2.5	2.8	3.0
Intrepid Direct	1.4	1.4	1.5
Key Risk	2.2	1.9	2.1
Nautilus Insurance Group	5.1	5.2	4.8
Preferred Employers Insurance	0.7	0.9	1.0
Vela Insurance Services	2.1	2.5	2.7
Verus Specialty Insurance	1.1	1.1	1.0
W R B Europe	1.3	1.2	1.1
Other	2.1	2.3	1.8
Total	100.0%	100.0%	100.0%

    The following table sets forth percentages of gross premiums written, by line, by our Insurance operations:

	Year Ended December 31,
	2025	2024	2023
Other liability	38.6%	39.0%	38.7%
Short-tail lines (1)	27.3	26.1	24.7
Auto	12.9	12.9	12.7
Professional liability	11.4	12.0	13.1
Workers' compensation	9.8	10.0	10.8
Total	100.0%	100.0%	100.0%
___________________
(1)Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler    and machinery, high net worth homeowners and other lines.
Reinsurance & Monoline Excess
We provide other insurance companies and self-insureds with assistance in managing their net risk through reinsurance on either a portfolio basis, through treaty reinsurance, or on an individual basis, through facultative reinsurance as well as certain program management businesses. Our monoline excess operations solely retain risk on an excess basis. Our program business offers insurance support for program administrators.
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

The following table sets forth the percentages of gross premiums written by each Reinsurance & Monoline Excess business:

	Year Ended December 31,
	2025	2024	2023
Berkley Integrated Solutions	15.2%	14.1%	16.2%
Berkley Re America	33.2	34.4	31.5
Berkley Re Asia Pacific	11.9	13.8	14.9
Berkley Re UK	11.4	9.9	10.6
Lloyd's Syndicate 2791 Participation	8.3	8.6	8.8
Midwest Employers Casualty	20.0	19.2	18.0
Total	100.0%	100.0%	100.0%

The following table sets forth the percentages of gross premiums written, by line, by our Reinsurance & Monoline Excess operations:

	Year Ended December 31,
	2025	2024	2023
Casualty	46.3%	49.1%	54.1%
Property	33.7	31.6	27.9
Monoline Excess	20.0	19.3	18.0
Total	100.0%	100.0%	100.0%

Results by Segment
Summary financial information about our segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Insurance
Revenue	$12,095,601	$11,181,501	$9,827,866
Income before income taxes	2,027,244	1,942,083	1,629,918
Reinsurance & Monoline Excess
Revenue	1,781,761	1,696,905	1,615,277
Income before income taxes	517,538	466,595	449,285
Other (1)
Revenue	830,494	760,346	699,795
Loss before income taxes	(264,239)	(144,185)	(324,800)
Total
Revenue	$14,707,856	$13,638,752	$12,142,938
Income before income taxes	$2,280,543	$2,264,493	$1,754,403
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

	Year Ended December 31,
	2025	2024	2023
Insurance
Loss ratio	63.5%	62.8%	62.3%
Expense ratio	28.2	28.4	28.3
Combined ratio	91.7%	91.2%	90.6%
Reinsurance & Monoline Excess
Loss ratio	54.6%	54.7%	54.3%
Expense ratio	29.1	29.4	29.4
Combined ratio	83.7%	84.1%	83.7%
Total
Loss ratio	62.4%	61.8%	61.3%
Expense ratio	28.3	28.5	28.4
Combined ratio	90.7%	90.3%	89.7%

Investments
Investment results, before income taxes, were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Average investments, at cost (1)	$31,644,778	$28,942,819	$26,444,111
Net investment income (1)	$1,429,067	$1,333,161	$1,052,835
Percent earned on average investments (1)	4.5%	4.6%	3.9%
Net investment gains	$132,220	$117,708	$47,042
Change in unrealized investment gains (losses) (2)	$497,765	$84,474	$392,903
_______________________________________
(1)Includes investments, cash and cash equivalents, trading accounts receivable (payable) from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.
(2)Represents the pre-tax change in unrealized investment gains (losses) for available for sale securities recognized in stockholders' equity.
For comparison, the following are the coupon returns for the Barclays U.S. Aggregate Bond Index and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2025	2024	2023
Barclays U.S. Aggregate Bond Index	3.9%	3.4%	3.3%
S&P 500® Index	1.5	1.7	2.0

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	Year Ended December 31,
	2025	2024	2023
1 year or less	6.9%	7.7%	9.2%
Over 1 year through 5 years	32.2	40.5	46.2
Over 5 years through 10 years	15.3	17.4	21.2
Over 10 years	26.4	17.6	12.2
Mortgage-backed securities	19.2	16.8	11.2
Total	100.0%	100.0%	100.0%

At each of December 31, 2025, 2024 and 2023, the fixed maturity portfolio, including cash and cash equivalents, had an effective duration of 3.0 years, 2.6 years and 2.4 years, respectively.
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

The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,400 million and $1,358 million at December 31, 2025 and 2024, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $420 million and $405 million at December 31, 2025 and 2024, respectively. At December 31, 2025, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.6%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2025) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2025), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
To date, known environmental and asbestos claims have not had a material impact on the Company’s operations, because its subsidiaries generally did not insure large industrial companies that are subject to significant environmental or asbestos exposures prior to 1986 when an absolute exclusion was incorporated into standard policy language.
The Company’s net reserves for losses and loss expenses relating to environmental and asbestos claims on policies written before adoption of the absolute exclusion was $13 million and $16 million at December 31, 2025 and 2024, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years:

(In thousands)	2025	2024	2023
Net reserves at beginning of year	$17,166,641	$15,661,820	$14,248,879
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	7,702,638	7,083,999	6,311,780
Increase in estimates for claims occurring in prior years (2)	34,446	14,350	29,681
Loss reserve discount accretion	34,573	33,246	30,681
Total	7,771,657	7,131,595	6,372,142
Net payments for claims:
Current year	1,375,478	1,278,585	1,217,078
Prior years	4,758,098	4,205,845	3,764,532
Total	6,133,576	5,484,430	4,981,610
Foreign currency translation	148,952	(142,344)	22,409
Net reserves at end of year	18,953,674	17,166,641	15,661,820
Ceded reserves at end of year	3,254,099	3,201,389	3,077,832
Gross reserves at end of year	$22,207,773	$20,368,030	$18,739,652

Net change in premiums and losses occurring in prior years:
Increase in estimates for claims occurring in prior years (2)	$(34,446)	$(14,350)	$(29,681)
Retrospective premium adjustments for claims occurring in prior years (3)	37,692	18,782	10,782
Net premium and reserve development on prior years	$3,246	$4,432	$(18,899)
____________________________________

(1)Claims occurring during the current year are net of loss reserve discounts of $56 million, $49 million and $47 million in 2025, 2024 and 2023, respectively.
(2)The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $29 million in 2025, increased by $13 million in 2024, and decreased by $13 million in 2023.
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
A reconciliation between the reserves as of December 31, 2025 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) in the Company’s U.S. regulatory filings is as follows:

(In thousands)
Net reserves reported in U.S. regulatory filings on a SAP basis	$17,994,572
Reserves for non-U.S. companies	1,055,260
Loss reserve discounting (1)	(101,538)
Ceded reserves	3,254,099
Allowance for expected credit losses on due from reinsurers	5,380
Gross reserves reported in the consolidated GAAP financial statements	$22,207,773
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

Regulation
U.S. Regulation
Our U.S. insurance subsidiaries are principally regulated by their domiciliary state insurance departments and are subject to varying degrees of regulation and supervision in the other U.S. jurisdictions in which they do business. As of January 1, 2026, there are eight domiciliary states related to our U.S. insurance subsidiaries.
Overview. Our domestic insurance subsidiaries are subject to statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. This regulation relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of certain policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums, loss expenses and losses; regulating certain transactions with affiliates; and requirements regarding numerous other matters. Our property casualty subsidiaries, other than our excess and surplus lines and reinsurance subsidiaries, must generally file all rates and policy forms with the insurance department of each state in which they operate. Our excess and surplus lines and reinsurance subsidiaries generally operate free of rate and form regulation.

Holding Company Statutes. In addition to regulatory supervision of our insurance subsidiaries, we are subject to state statutes governing insurance holding company systems. Under the terms of applicable state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of our outstanding voting securities would be required to obtain prior regulatory approval of the purchase. Typically, such statutes require that we periodically file information with the appropriate domiciliary state insurance commissioner, including information concerning our capital structure, ownership, financial condition and general business operations. These statutes also provide that all transactions among members of a holding company system must be fair and reasonable and, if material or of specified types, such transactions require prior notice and approval or non-disapproval by the domiciliary insurance regulator.

We are required to submit to the Delaware Department of Insurance, the lead state regulator for our group, an annual “enterprise risk management report,” which identifies the activities and circumstances of any affiliated company that might have a material adverse effect on the financial condition of our group or our U.S. licensed insurers. We must also annually submit to the Delaware Department of Insurance an Own Risk and Solvency Assessment Summary Report (“ORSA Report”), which is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. We are required, at least annually, to conduct an Own Risk and Solvency Assessment regarding the adequacy of our risk management framework and our current, and estimated projected future, solvency position. We must internally document the process and results of the assessment.

Under the National Association of Insurance Commissioners (the “NAIC”) model holding company act adopted by the states, U.S. insurance regulators are authorized to lead or participate in the group-wide supervision of internationally active insurance groups (“IAIG”). In November 2019, the International Association of Insurance Supervisors (“IAIS”), an international standard setter, adopted a global framework for the supervision of IAIGs, as discussed below under “International Regulation.” We received notice from the Delaware Department of Insurance in 2024 that we are considered an IAIG. As an IAIG, we may be subject to international oversight coordinated by the Delaware Department of Insurance.

In December 2024, the IAIS adopted a risk-based, group-wide global insurance capital standard (“ICS”) applicable to IAIGs. In the U.S., a group calculation tool developed by the NAIC uses a risk-based capital aggregation methodology applied to all members of such group. The methodology uses a group capital ratio defined as the aggregate available capital divided by aggregate required capital. In 2024, the IAIS concluded that this aggregation methodology provides a comparable basis for the implementation of the ICS in the United States. The IAIS will undertake detailed assessments of member jurisdictions' methodologies for implementation of the ICS as early as 2027. The NAIC is currently working on refinements to the methodology in connection with the IAIS's assessment.

Under the Delaware holding company act and regulation, an insurer's ultimate controlling person is required to file a group capital calculation annually with the group's lead state regulator.
Cybersecurity and Privacy Regulations. New York’s cybersecurity regulation applies to financial services institutions authorized by the New York State Department of Financial Services (the “NYDFS”), including our insurance subsidiaries licensed in New York. The regulation requires these entities to assess risks associated with their information systems and establish and maintain a cybersecurity program reasonably designed to protect consumers’ private data and the confidentiality, integrity and availability of the licensee’s information systems. The NYDFS adopted amendments to New York’s cybersecurity regulation, that took effect in phases between November 2023 and November 2025, and which require additional reporting, governance and oversight measures, and enhanced cybersecurity safeguards to be implemented. The NAIC has adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”) for consideration by state legislatures, which establishes standards for data security, the investigation of cybersecurity events involving the unauthorized access to, or misuse of, certain nonpublic information, and reporting to insurance commissioners regarding the same. The Cybersecurity Model Law imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. The Cybersecurity Model Law, or a form thereof, has been adopted by more than 25 states, including four of our U.S. insurance subsidiaries’ domiciliary states. A drafting note in the Cybersecurity Model Law states that a licensee’s compliance with New York's cybersecurity regulation is intended to constitute compliance with the Cybersecurity Model Law, but compliance remains a state-by-state issue requiring consideration of any state differences in implementation and enforcement of the Cybersecurity Model Law.
Certain other states have enacted or are considering laws and regulations related to privacy and data security. For example, the California Consumer Privacy Act (“CCPA”) broadly regulates the collection, processing and disclosure of California residents’ personal information, imposes limits on the “sale” of personal information and grants California residents certain rights to, among other things, access and delete data about them in certain circumstances. The CCPA also established a private right of action, with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected California consumers. In 2020,

California voters adopted the California Privacy Rights Act (“CPRA”), which amended the CCPA to impose additional limitations and obligations on covered businesses’ use and sharing of certain personal data. The CPRA also established a new agency, the California Privacy Protection Agency, authorized to enforce the CCPA and promulgate regulations — including regulations that came into effect on January 1, 2026, to clarify the application of the CCPA to insurance companies. Compliance with the CCPA, as amended by the CPRA and the regulations promulgated thereunder, may increase the cost of providing our products and services in California.
A significant number of U.S. states have adopted, or are considering legislation similar to the CCPA. Additionally, the NAIC is drafting amendments to update its model Privacy of Consumer Financial and Health Information Regulation with a goal of adopting a revised model in 2026. Proposed updates reflect the extensive innovations in technology since the model regulation's initial adoption in 2020. They would expand the definition of nonpublic personal information; add consumer rights to request access, correction and deletion of nonpublic personal information; and add requirements for contracts with third-party service providers.
We cannot predict the impact, if any, that any current, proposed or future federal or state cybersecurity laws or regulations will have on our business, financial condition or results of operations.
Innovation and Technology. As a result of increased innovation and use of technology in the insurance sector, the NAIC and insurance regulators have been focusing on the use of “big data” technologies, such as artificial intelligence, machine learning and automated decision-making. In December 2023, the NAIC adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “AI Bulletin”). The AI Bulletin has been adopted and issued by approximately half of U.S. states. In addition to affirming that the use of artificial intelligence must comply with existing state law, the AI Bulletin sets forth regulators’ expectations on how insurers will develop, acquire and use artificial intelligence technologies including around the use of third-party data and models.
State insurance regulators are also focused on addressing unfair discrimination by insurers in the use of consumer data and technology. For example, Colorado has enacted a law that prohibits insurers from using external consumer data and information sources (“ECDIS”), as well as algorithms or predictive models that use ECDIS, in a way that unfairly discriminates based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, gender identity or gender expression. The Colorado Division of Insurance adopted regulations applicable to insurers writing life, private passenger auto or health benefit plans that require the adoption of a governance and risk management framework related to the use of artificial intelligence, machine learning and other technologies that utilize ECDIS, which applies to our insurance subsidiaries licensed in Colorado. The Colorado Division of Insurance has indicated its intent to extend these regulations to other lines of insurance. Similarly, in July 2024, the NYDFS issued Insurance Circular Letter 7 on the Use of Artificial Intelligence and External Consumer Data and Information Sources in Insurance Underwriting and Pricing, which applies to our insurance subsidiaries licensed in New York. Circular Letter 7 sets forth fairness principles, transparency requirements, and governance and risk management responsibilities for insurers under NYDFS’ jurisdiction that develop and/or use ECDIS, artificial intelligence systems, and other predictive models in underwriting and pricing insurance policies and annuity contracts.
In December 2025, the NAIC proposed for comment a regulatory framework focused on insurers' use of data and predictive models provided by third parties.
We cannot predict whether additional states will adopt the AI Bulletin or a similar regulation, or what, if any, changes to laws or regulations may be enacted with regard to “big data” or artificial intelligence technologies.
Risk-Based Capital Requirements. The NAIC utilizes a Risk-Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The NAIC RBC Model Law provides for four incremental RBC levels of action or regulatory control for insurers whose surplus is below the associated RBC target. These RBC levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries exceeded any RBC action level as of December 31, 2025.
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
Under the program, the federal government will pay 80% of an insurer's covered losses in excess of the insurer's applicable deductible. The insurer's deductible is calculated as 20% of earned premium for the prior year for covered lines of commercial property and casualty insurance. Based on our 2025 earned premiums, our aggregate deductible under TRIPRA during 2026 will be approximately $1,835 million. The federal program will not pay losses for certified acts unless such losses exceed $200 million industry-wide for any calendar year. TRIPRA limits the federal government's share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.
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

Climate Change and Financial Risks. The NAIC and state insurance regulators continue to evaluate issues related to the management of climate risk. In 2022, the NAIC adopted a standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in U.S. direct premium and are licensed in one of the participating jurisdictions. The NYDFS’s 2020 circular letter, which applies to our insurance subsidiaries licensed in New York, states that regulated insurers are expected to integrate financial risks related to climate change into their governance frameworks, risk management processes, business strategies and scenario analysis, and develop their approach to climate-related financial disclosure. For example, an insurer should designate a board member or board committee, as well as a senior management function, to oversee the management of financial risks associated with climate change. The NYDFS also adopted an amendment to the regulation governing enterprise risk management, which applies to our insurance subsidiaries licensed in New York, that requires an insurance group's enterprise risk management function to address certain additional risks, including climate change risk.
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
In 2023, California adopted laws establishing climate disclosure and climate-related financial risk reporting requirements that apply to companies doing business in California that meet applicable revenue thresholds. The Company may be subject to the disclosure requirements of the Climate Corporate Data Accountability Act, requiring entities with more than $1.0 billion in annual revenue to annually disclose emissions on a phased timeline. In November 2025, the Ninth Circuit granted an injunction pending appeal staying the enforcement of California Senate Bill 261, the California law requiring certain companies to publish a climate risk report.
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
Federal Regulation. The federal government and its regulatory agencies generally do not directly regulate the business of insurance, although federal initiatives could have an impact on our business in a variety of ways. The Dodd-Frank Act effected sweeping changes to financial services regulation in the United States, and created two federal government bodies, the FIO and the Financial Stability Oversight Council (the “FSOC”). The FIO does not have general supervisory or regulatory authority over the business of insurance, although it has preemption authority over state insurance laws that conflict with certain international agreements, as discussed below. The FIO also has authority to represent the United States in international insurance matters and is authorized to monitor the U.S. insurance industry and identify potential regulatory gaps that could contribute to systemic risk.
The Dodd-Frank Act also incorporated the Nonadmitted and Reinsurance Reform Act of 2010 (“NRRA”), which became effective on July 21, 2011, and establishes national uniform standards on how states may regulate and tax surplus lines insurance. In particular, the NRRA gives regulators in the home state of an insured exclusive authority to regulate and tax surplus lines insurance transactions. In August 2023, the NAIC adopted revisions to its Nonadmitted Insurance Model Act intended to implement the changes to the regulation of surplus lines insurance resulting from the NRRA.
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

Under the Dodd-Frank Act, the FIO has preemption authority over state insurance laws that conflict with the Covered Agreements as of September 1, 2022, such as state credit for reinsurance laws that result in non-U.S. reinsurers subject to the Covered Agreements being treated less favorably than U.S. reinsurers. The NAIC amended its Credit for Reinsurance Model Law to satisfy the substantive and timing requirements of the Covered Agreements, which amendments have been enacted by all states. However, the FIO did not take any preemption action as a result of inconsistency between the Covered Agreements and state credit for reinsurance laws. Under the Covered Agreements, reinsurance collateral requirements no longer apply to qualifying EU and U.K. reinsurers. The amended Credit for Reinsurance Model Law also extends the zero reinsurance collateral provisions in the Covered Agreements to qualified reinsurers domiciled in U.S. jurisdictions that are accredited by the NAIC and to non-U.S. jurisdictions that have not entered into a covered agreement with the U.S. but which the NAIC has identified as “reciprocal jurisdictions” pursuant to the NAIC Qualified Jurisdiction Process.
We cannot currently predict the impact of these changes to the law or whether any other covered agreements will be successfully adopted, and cannot currently estimate the impact of these changes to the law and any such adopted covered agreements on our business, financial condition or operating results.
The Dodd-Frank Act authorizes the FSOC to designate an insurer as a “systemically important financial institution” or a “non-bank SIFI” if the insurer’s material financial distress could pose a systemic risk to the financial system or the nature or scale of its activities could pose a threat to U.S. financial stability. The FIO can recommend that an insurer be designated as a non-bank SIFI, which would subject the company to Federal Reserve supervision and heightened prudential standards. There are currently no such non-bank SIFIs designated by the FSOC. In November 2023, the FSOC adopted final guidance that established a process for designating certain financial companies as non-bank SIFIs. The revised process is based on the consideration of risk factors set forth in an analytic framework, which describes how the FSOC intends to monitor a broad range of institutions and activities and respond to potential risks to U.S. financial stability. The financial vulnerabilities that most often contribute to this type of risk include leverage, liquidity risk and maturity mismatch, inadequate risk management, concentration and destabilizing activities. Under the guidance, the FSOC is no longer required to conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before considering the designation of the company. The revised process could have the effect of simplifying and shortening FSOC’s procedures for designating certain financial companies as non-bank SIFIs.
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

Our insurance business throughout the EU and EEA is subject to “Solvency II,” an insurance regulatory regime governing, among other things, capital adequacy and risk management. Following the U.K.’s withdrawal from the EU, or Brexit, our Lloyd’s managing agency (and the U.K. branch of our Liechtenstein subsidiary) are now subject to a separate U.K. prudential regime, which derives from Solvency II but has begun to diverge from it. Accordingly, the U.K.’s HM Treasury revoked all U.K. insurance legislation derived from EU law (referred to as Solvency II “assimilated law”) effective December 31, 2024, and broadly reinstated it via additional rules, which will eventually be known as “Solvency U.K.” Additionally, in December 2023, the U.K. adopted legislative reforms that amended various parts of the U.K.’s prudential regime, including the risk margin, matching adjustment requirements and regulatory reporting obligations. The PRA also has amended parts of its Rulebook, to reduce the overall regulatory burden on U.K. authorized insurers and to make the U.K. market more internationally competitive. The PRA’s amendments were implemented in full from the end of 2024.
Similarly, the EU’s legislative bodies have undertaken a review of Solvency II and have adopted revisions to the current Solvency II rules. EU member states have until the end of January 2027 to implement these amendments into their respective domestic legislation.
Solvency II provides for the supervision of group solvency. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the U.S. company is not already subject to regulations deemed “equivalent” to Solvency II. Currently, the U.S. system of insurance regulation relating to group supervision is not deemed “equivalent” to Solvency II by European Union authorities. The PRA will also perform separate, but comparable, assessments of group solvency under the U.K.’s own domestic prudential regime in relation to a U.K. branch of a foreign insurer, including those of insurers that are regulated in the EEA.
The Liechtenstein financial services regulator, the FMA, is the group supervisor for our European-regulated subsidiaries. However, the Covered Agreements prohibit any EU supervisor or the PRA (if applicable) from exercising group- wide supervision at any level above the highest company organized in the country of that supervisor.
We must also comply with the EU General Data Protection Regulation (EU) 2016/879) (“GDPR”), including EEA member state legislation implementing the GDPR. The regulation’s goal is to provide increased individual rights and protections for all personal data located in or originating from the EU. The Data Protection Act 2018 and the U.K. General Data Protection Regulation, which is the retained EU law version of the GDPR by virtue of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (together, “U.K. GDPR”), regulate data protection for all individuals within the U.K. Both the GDPR and the U.K. GDPR are extraterritorial in that they apply to all businesses in the EU and the U.K. respectively, and any business outside the EU and the U.K. that target services to, or monitors the behavior of individuals in, the EU and/or U.K., and that process the personal data of individuals in the EU and/or the U.K. Moreover, there are significant fines associated with non-compliance. In particular, we need to monitor our compliance with all relevant member states’ laws and regulations, including where permitted derogations from the GDPR and the U.K. GDPR are introduced. The introduction of the GDPR and the U.K. GDPR, and any resultant changes in EU member states’ or U.K. national laws and regulations, has increased our compliance obligations and has necessitated the review and implementation of policies and processes relating to our collection and use of data, and has required us to change our business practices regarding these matters.
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
Competition for reinsurance business, which is especially strong, comes from domestic and foreign reinsurers, which produce their business either on a direct basis or through the broker market. These competitors include Swiss Re, Munich Re, Berkshire Hathaway, Hannover Re and others.
Various institutional investors participate in the property and casualty insurance and reinsurance industries. Well-capitalized new entrants to the property and casualty insurance and reinsurance industries, or existing competitors that receive substantial infusions of capital, provide increasing competition, which may adversely impact our business and profitability. Further, an expanded supply of reinsurance capital may lower costs for insurers that rely on reinsurance and, as a consequence, those insurers may be able to price their products more competitively.
Human Capital Resources
As of January 15, 2026, we employed 8,804 individuals. Of this number, our subsidiaries employed 8,678 individuals and the remaining individuals were employed at the parent company.

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
The demand for insurance is influenced primarily by general economic conditions, including the impact of tariffs, while the supply of insurance is often directly related to available capacity based on the perceived profitability of the business. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters and other catastrophic events, regulatory measures and court decisions that define and expand the extent of coverage, and the effects of economic and social inflation on the amount of claims payments due for injuries or losses. In addition, investment rates of return impact rate adequacy. These factors can have a significant impact on ultimate profitability because a property casualty insurance policy is priced before its costs are known as premiums usually are determined long before claims are reported. These factors could produce results that would have a negative impact on our results of operations and financial condition.
The uncertainty of an insurer’s ultimate loss costs, and fluctuating competitive conditions, result in alternating periods of “hard” markets (more profitable for insurers) and “soft” markets (less profitable for insurers). In recent years, improvement (or deterioration) in various lines of property casualty insurance has become less uniform in its cyclicality, with changes frequently happening at different rates, and even at times in different directions. Recently, insurance rates have generally moderated for many lines of business, particularly for property lines, which in some instances are experiencing rate decreases. Rates for workers' compensation and certain professional liability lines of business continue to decrease.
We face significant competitive pressures in our businesses, which can pressure premium rates in certain areas and could harm our ability to maintain or increase our profitability and premium volume in some parts of our business.
We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies, diversified financial services companies and insurtech companies. Competitiveness in our businesses is based on many factors, including premium charges, ratings assigned by independent rating agencies, commissions paid to producers, the perceived financial strength of the company, other terms and conditions offered, services provided, ease of doing business, speed of claims payment and reputation and experience in the lines to be written. Periods of insurance industry consolidation may further increase competition in some parts of our business and may cause our insurance subsidiaries to incur greater customer retention and acquisition expenses, affecting the profitability of existing and new business. At times, we face significant competition in our business as a result of existing insurers seeking to gain or maintain market share as well as new entrants and capital providers.
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
Some of our competitors, particularly in the reinsurance business, have greater financial and/or marketing resources than we do. These competitors within the reinsurance market include Swiss Re, Munich Re, Berkshire Hathaway and Hannover Re. Perceived financial strength, in particular, is important as customers seek high quality reinsurers.
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
Recently, insurance rate increases have generally moderated for many lines of business, particularly for property lines, which in some instances are experiencing rate decreases. Rates for workers' compensation and certain professional liability lines of business continue to decrease. Loss costs continue to increase, principally due to continued social inflation. Current price levels for certain lines of business may remain below the prices required for us to achieve our long-term return objectives. We expect to continue to face strong competition in our business.
Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves.
Our gross reserves for losses and loss expenses were approximately $22.2 billion as of December 31, 2025. Our loss reserves reflect our best estimates of the cost of settling claims and related expenses with respect to insured events that have occurred.
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
Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. For example, current accident year catastrophe losses net of reinsurance recoveries were $336 million in 2025, $298 million in 2024 and $195 million in 2023. Similarly, man-made catastrophes can also have a material impact on our financial results. Depending on market conditions and other factors, we may seek to increase our writing of property casualty insurance, and, accordingly, our exposure to catastrophic events would be increased.
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
Changing climate conditions may alter the frequency and increase the severity of catastrophic events and thereby adversely affect our financial condition and results of operations.
In recent years, changing weather patterns and climatic conditions, such as global warming, appear to have contributed to the unpredictability, frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. There is a scientific consensus that global warming and other climate change are altering the frequency, severity and peril characteristics of catastrophic weather events, such as hurricanes, windstorms, floods, wildfires and other natural disasters. Such changes make it more difficult for us to predict and model catastrophic events, reducing our ability to accurately price our exposure to such events and mitigate our risks. Any increase in the frequency or severity of natural disasters may adversely affect our financial condition and results of operations.
We, as a primary insurer, may have significant exposure to terrorist acts.
To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”), for up to 80% of our covered losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2025 earned premiums, our aggregate deductible under TRIPRA during 2026 is approximately $1,835 million. In addition, the coverage provided under TRIPRA does not apply to reinsurance that we write. To the extent that our reinsurers have excluded coverage for certain terrorist acts or have priced this coverage at rates that make purchasing such coverage economically infeasible, we may not have reinsurance protection and could be exposed to potentially significant losses as a result of any acts of terrorism.
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
With respect to international measures, Solvency II, the EU regime concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers may affect our insurance businesses. As described in “International Regulation” above, the EU has adopted amendments to certain provisions in Solvency II, which EU member states are in the process of implementing in their domestic regulation over 2025 and 2026. In addition, despite the waiver of the Solvency II group capital requirements we received, any changes in the application of Solvency II (or any further amendments to Solvency II itself) may have the effect of increasing the capital requirements of our EU domiciled insurers. Additionally, our capital requirements and compliance requirements may be adversely affected if the European Commission does not deem the insurance regulatory regimes of the jurisdictions outside the EU in which we have insurance or reinsurance companies domiciled to be “equivalent” to Solvency II.
Similar considerations apply to our U.K. subsidiaries, which are now subject to a separate U.K. prudential regime that derives from Solvency II. However, the two regimes, and their respective requirements, continue to diverge due to both the EU’s amendments to Solvency II described above and the reforms to the U.K.’s domestic prudential regime (please see “International Regulation” above for more information). We therefore may be required to utilize additional resources to ensure compliance with the different rules in each regime.
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
Adverse economic factors, including recessions, inflation, periods of high unemployment, the impact of tariffs or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability.

Numerous factors, such as business revenue, economic conditions, the impact of tariffs, the volatility and strength of the capital markets and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenues, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, including with respect to our opportunities to underwrite profitable business. In an economic downturn, customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage or not renew the policies they hold. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.
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
We face additional risks as a result of our international operations which could have an adverse effect on our results of operations and financial condition including: burdens and costs of compliance with a variety of foreign laws and regulations and the associated risk and costs of non-compliance; exposure to undeveloped or evolving legal systems, which may result in unpredictable or inconsistent application of laws and regulations; exposure to commercial, political, legal or regulatory corruption; political, economic or other instability in countries in which we conduct business, including possible terrorist acts; the imposition of existing or future tariffs, trade barriers or other protectionist laws or business practices that favor local competition, increased costs and adverse effects on our business; changes to visa or immigration policies; diminished ability to enforce our contractual rights; potential increased risk of data breaches; differences in cultural environments; sociopolitical instability; social, political or economic instability resulting from climate change; changes in regulatory requirements, including changes in regulatory treatment of certain products or services; exposure to local economic conditions and its impact on our clients’ performance and creditworthiness; and restrictions on the repatriation of non-U.S. investments and earnings.
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
We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. This failure to pay or failure to pay on a timely basis may be due to factors such as whether reinsurers, their affiliates or certain indemnitors have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2025, the amount due from our reinsurers was approximately $3,558 million, including amounts due from state funds and industry pools where it was intended that we would bear no risk. Certain of these amounts are secured by letters of credit or by funds held in trust on our behalf.
Given the inherent uncertainty of models, the usefulness of such models as a tool to evaluate risk is subject to a high degree of uncertainty that could result in actual losses that are materially different than our estimates. A deviation from our loss estimates may adversely impact, perhaps significantly, our financial results.
Our approach to risk management relies on subjective variables that entail significant uncertainties. For example, we consider estimates of probability of exceedance and deterministic scenarios for certain events that are generated by computer-run models. In addition, we use historical data and scenarios, among other factors, to analyze and manage credit and interest rate risks in our investment portfolio. It is possible that actual events could give rise to losses materially different to those estimated by these models.
Small changes in assumptions, which depend heavily on our judgment and foresight, can have a significant impact on the modeled outputs. For example, catastrophe models that simulate loss estimates based on a set of assumptions are important tools used to estimate our exceedance probability curves. These assumptions address a number of factors that impact loss potential including, but not limited to, the characteristics of a given natural catastrophe event; the increase in claim costs resulting from limited supply of labor and materials needed for repairs following a catastrophe event (demand surge); the types, function, location and characteristics of exposed risks; susceptibility of exposed risks to damage from an event with specific characteristics; and the financial and contractual provisions of the (re)insurance contracts that cover losses arising from an event. We run many model simulations in order to understand the impact of these assumptions on a catastrophe’s loss potential.

Furthermore, there are risks associated with catastrophe events, which are either poorly represented or not represented at all by catastrophe models. Each modeling assumption or un-modeled risk introduces uncertainty into estimated modeled losses that management must consider. These uncertainties can include, but are not limited to, the following:
•The models do not address all the possible hazard characteristics of a catastrophe peril (e.g. the precise path and wind speed of a hurricane);
•The models may not accurately reflect the true frequency of events;
•The models may not accurately reflect a risk's vulnerability or susceptibility to damage for a given event characteristic;
•The models may not accurately represent loss potential to insurance or reinsurance contract coverage limits, terms and conditions; and
•The models may not accurately reflect the impact on the economy of the area affected or the financial, judicial, political, or regulatory impact on insurance claim payments during or following a catastrophe event.
As a result of these factors and contingencies, our reliance on assumptions and data used to estimate exceedance probability curves and modeled scenario losses is subject to a high degree of uncertainty that could result in actual losses that are materially different from our modeled estimates and our financial results could be adversely affected.
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
Our employees could take excessive risks, which could negatively affect our financial condition and business.
As an insurance enterprise, we are in the business of binding certain risks. The employees who conduct our business, including executive officers and other members of management, underwriters, product managers and other employees, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining which business opportunities to pursue and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our employees incentives to take excessive risks. Employees may, however, take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor employees’ business decisions and prevent them from taking excessive risks, these controls and procedures may not be effective. If our employees take excessive risks, the impact of those risks could have a material adverse effect on our financial condition and business operations.
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
Our business is highly dependent upon our employees' ability to perform necessary business functions in an efficient and uninterrupted fashion. A shutdown of, or inability to access, one or more of our facilities, a power outage or a failure of one or more of our information technology, telecommunications, other computer systems, or other critical infrastructure could significantly impair our employees' ability to perform such functions on a timely basis. In the event of a disaster such as a natural catastrophe, terrorist attack or industrial accident, physical or electronic security breaches, such as breaches by computer hackers, the infection of our systems by a malicious computer virus, denial of service attack, or other cybersecurity incident, our systems could be inaccessible for an extended period of time. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems and infrastructure beyond our control, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system or infrastructure fails or experiences an interruption. If our business continuity plans or system security does not sufficiently address such a business interruption, system failure or service denial, our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions could be significantly impaired and our business and results of operations could be harmed.
Failure to maintain the security of information technology systems and confidential data may expose us to liability.
Although we have taken reasonable steps intended to protect our data and information technology systems, and to mitigate potential risk of harm caused by cybersecurity incidents or breaches, no safeguards are perfect and any failure of these safeguards could cause a substantial disruption of our business operations, which could result in service interruptions, data security compromises, regulatory action, and other similar operational and legal issues, as well as substantial remediation and other costs. Our operations rely on the secure processing, storage and transmission of confidential and other sensitive information, including personal information, in our computer systems and networks. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, malware, attacks by hackers, ransomware attacks, phishing attacks, supply chain attacks, breaches due to employee error or misconduct and other similar breaches can create system disruptions, shutdowns or unauthorized access to, or disclosure of, information maintained in our information technology systems and in the information technology systems of our vendors and other third parties on which we rely.
We have in the past experienced cybersecurity incidents affecting our information technology systems as well as the information technology systems of our vendors and other third parties, but, to our knowledge, we have not experienced any material cybersecurity breaches. We expect cybersecurity threats to continue to occur in the future and we are constantly responding to these threats to infiltrate and compromise our systems and data. Our electronic transmission of personal, confidential and proprietary information to third parties with whom we have business relationships and our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security. While we have implemented secure data transmission capabilities with these third-party vendors and others with whom we do business, such capabilities may not function as intended and our vendors and third parties could still suffer data breaches that could result in the exposure of sensitive data and the infiltration of our computer systems. Our failure to effectively protect sensitive personal and/or proprietary information, whether owing to breaches of our own systems or those of our vendors and other third parties, could result in significant monetary and reputational damages, material adverse effects to our financial condition, costly litigation, or other regulatory enforcement actions. These increased risks, and expanding regulatory requirements regarding data security, including required compliance with applicable privacy and data protection laws (e.g., the GDPR, CCPA, and other state-specific privacy statutes and regulations), could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. As a result, our ability to conduct our business could be materially and adversely affected.
Our increasing investment in and use of artificial intelligence technologies or their use by third-parties on which we rely could expose us to technological, security, legal, and other risks.
Products or services offered that develop or employ artificial intelligence (“AI”) technologies, including generative AI and machine learning, offer potential benefits (e.g., efficiency) but likewise may raise technological, security, legal and other risks and challenges that may adversely affect our operations, business, or reputation. Such risks include the misuse, inadvertent or otherwise, of personal data or other sensitive, confidential or proprietary information; flaws in our models or training datasets resulting in biased, inaccurate or unanticipated outcomes; ethical considerations regarding the use and deployment of AI technologies; potential infringement of third-party intellectual property rights or the dilution of our intellectual property; and our ability to implement appropriate governance controls to ensure the ongoing, safe deployment of AI systems. As we make significant investments in AI and related technology and increasingly rely on the use of AI by third parties, we may not achieve the expected operational and other benefits, or such benefits may take longer than anticipated, and our competitors may adopt AI technologies more effectively or efficiently than we do, which may adversely affect our market position and results of operations.
In addition, AI technologies may be misused, and that risk is increased by the relative newness of the technology, the speed at which it is being adopted, and ongoing uncertainty with respect to the laws, regulations, and standards governing its development and deployment federally, across states, and internationally. Such misuse, and a realization of the previously mentioned risks, could negatively impact our reputation, financial condition and results of operations, the demand for our products and services, otherwise cause competitive harm, and/or draw adverse legal and regulatory scrutiny. Moreover, because some AI technologies such as generative AI are relatively new and rapidly evolving, many of the potential risks regarding their use are currently unknown. Our investment in and use of AI technologies and the introduction of new products and services may also expose us to new or enhanced risks, particularly in areas where we have less experience or our existing internal control systems may be insufficient, which could require us to make substantial expenditures or subject us to legal liability, heightened regulatory scrutiny and brand or reputational harm.
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
Our investment portfolio consists substantially of fixed maturity securities. As of December 31, 2025, our investment in fixed maturity securities was approximately $25.0 billion, or 75.3% of our total investment portfolio including cash and cash equivalents. As of that date, our portfolio of fixed maturity securities consisted of the following types of securities: U.S. Government securities (16.0%); state and municipal securities (7.4%); corporate securities (34.7%); asset-backed securities (15.2%); mortgage-backed securities (19.2%) and foreign government (7.5%).
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
Although the historical rates of default on state and municipal securities have been relatively low, our state and municipal fixed maturity securities could be subject to a higher risk of default or impairment due to declining municipal tax bases and revenue, particularly in the event of a recession. Many states and municipalities operate under deficits or projected deficits, the severity and duration of which could have an adverse impact on both the valuation of our state and municipal fixed maturity securities and the issuer's ability to perform its obligations thereunder. Additionally, our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities. Similarly, our investments in foreign government fixed maturity securities expose us to currency risk, in addition to the underlying credit, interest rate and other risks.
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
We invest a portion of our investment portfolio in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. At December 31, 2025, our investment in these assets was approximately $5.6 billion, or 17.1%, of our investment portfolio, including cash and cash equivalents.
Merger and arbitrage trading securities were $1.2 billion, or 3.7% of our investment portfolio, including cash and cash equivalents at December 31, 2025. Merger arbitrage involves investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks.
Real estate related investments, including directly owned, investment funds and loans receivable, were $1.9 billion, or 5.7% of our investment portfolio, including cash and cash equivalents, at December 31, 2025. We also invest in real estate, financial services, energy, transportation and other investment funds. The values of these investments are subject to fluctuation based on changes in the economy and interest rates in general and the related asset valuations in particular. In addition, our investments in real estate related assets and other alternative investments are less liquid than our other investments.
These investments are subject to significant volatility as a result of the conditions in the financial and commodity markets and the global economy.
Risks Relating to Limitations on Dividends from Subsidiaries and Anti-Takeover Provisions
We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts.
As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, paying dividends to stockholders and repurchasing our shares and paying corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and competitive pressures on maintaining financial strength ratings and will depend on the surplus and future earnings of these subsidiaries. During 2026, the maximum amount of dividends that can be paid without regulatory approval is approximately $1.4 billion. Future regulatory actions could further restrict our insurance subsidiaries’ ability to pay us dividends. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations, pay dividends or repurchase shares.
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
Certain provisions in our organizational and other documents (such as voting and other arrangements with Mitsui Sumitomo Insurance Co., Ltd.) may have the effect of hindering, delaying or preventing third party takeovers and thus may prevent our stockholders from receiving premium prices for their shares in an unsolicited takeover or make it more difficult for third parties to replace our current management.
Provisions of our Restated Certificate of Incorporation and By-Laws, as well as state insurance statutes, may hinder, delay or prevent unsolicited acquisitions or changes of our control. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management without the concurrence of our Board of Directors.
These provisions include:
•our classified board of directors and the ability of our board to increase its size and to appoint directors to fill newly created directorships; and
•the requirement that the holders of 80% of our shares must approve mergers and other transactions between us and the holder of 5% or more of our shares, unless the transaction was approved by our board of directors prior to such holder's acquisition of 5% of our shares.
In addition, Mitsui Sumitomo Insurance Co., Ltd. ("MSI"), which owns approximately 14.7% of our common stock as of February 23, 2026, has entered into voting and other arrangements with members of the Berkley family, such that the Berkley family can, subject to certain exceptions, determine the voting of the Company shares held by MSI, including with respect to an extraordinary transaction, other than one expected to result in a business combination that would give rise to a significant, direct and irresolvable conflict of interest for MSI.
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

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
The Company has a documented information security program (the "Program"), which is integrated into its overall risk management processes, to identify, assess, monitor and manage potential cybersecurity threats and incidents. The Program is designed to protect the confidentiality, integrity and availability of our information systems and assets that store, process, or transmit information, as well as the information processed thereon. The Program is modeled on the global standard for information security management systems, International Organization for Standardization 27001, and is guided by the six domains of cybersecurity established by the National Institute of Standards and Technology Cybersecurity Framework (i.e., govern, identify, protect, detect, respond, and recovery). The Program seeks to adhere to applicable U.S. and international laws and regulations, including New York State’s cybersecurity regulation applicable to financial services institutions authorized by the New York State Department of Financial Services.
The Program’s security and risk policies and standards, implemented by either the Company or third party assessors or consultants, include:
–information security management tools, such as firewalls, intrusion prevention and detection systems, anti-malware functionality, and access privilege controls;
–vulnerability management, including penetration and control testing and vulnerability scans of information systems, and patching of systems when vulnerabilities have been identified;
–incident monitoring, breach notification and escalation procedures, including disaster recovery and incident response plans and resources;
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

ITEM 2. PROPERTIES

W. R. Berkley Corporation and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2025, the Company had aggregate office space of 4,068,719 square feet, of which 1,093,057 were owned and 2,975,662 were leased.
Rental expense for the Company's operations was approximately $54,261,000, $45,718,000 and $44,256,000 for 2025, 2024 and 2023, respectively. Future minimum lease payments, without provision for sublease income, are $54,475,000 in 2026, $47,249,000 in 2027 and $220,860,000 thereafter.

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
In 2025, the Board declared ordinary quarterly cash dividends of $0.08 per share in the first quarter and $0.09 per share in each of the remaining three quarters, as well as special dividends of $0.50 per share and $1.00 per share in the second and fourth quarters, respectively, for a total of $700 million in aggregate dividends in 2025.
The approximate number of record holders of the common stock on February 23, 2026 was 312.

The chart below shows a comparison of 5 year cumulative total return.
Comparison of 5 Year Cumulative Total Return
Assumes initial investment of $100 on January 1, 2020, with dividends reinvested.

W. R. Berkley Corporation
S&P 500 Index - Total Returns
S&P 500 Property & Casualty Insurance Index
$300
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025

As of December 31, 2025, the S&P 500® Property and Casualty Insurance Index consisted of The Allstate Corporation, Arch Capital Group Ltd. (added Nov. 2022), Chubb Limited, Cincinnati Financial Corporation, The Hartford Financial Services Group, Inc., Loews Corporation (CNA), The Progressive Corporation, The Travelers Companies, Inc., and W. R. Berkley Corporation.

		2020	2021	2022	2023	2024	2025
W. R. Berkley Corporation	Cum $	100.00	127.33	170.47	170.88	217.34	267.30
S&P 500 Index - Total Returns	Cum $	100.00	128.68	105.30	133.03	165.98	195.63
S&P 500 Property and Casualty Insurance Index	Cum $	100.00	117.51	139.75	154.81	208.84	228.45
Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2025 and the remaining number of shares authorized for purchase by the Company during such period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
October 2025	285,635	$70.99	285,635	12,673,293
November 2025	85,533	71.02	85,533	12,587,760
December 2025	2,497,858	68.07	2,497,858	10,089,902
(1) The Company's repurchase authorization was increased to 25,000,000 shares on January 8, 2026.

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

Critical Accounting Estimates
The following presents a discussion of accounting policies and estimates relating to reserves for losses and loss expenses, assumed reinsurance premiums, allowance for expected credit losses and fair value measurements on investments. Management believes these policies and estimates are the most critical to its operations and require the most difficult, subjective and complex judgments.
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
The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect the latest reported loss data, current trends and other factors observed. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity, relative to our assumptions, on our loss estimate for claims occurring in 2025:

(In thousands)	Frequency (+/-)
Severity (+/-)	1%	5%	10%
1%	$154,823	$466,010	$854,993
5%	466,010	789,520	1,193,909
10%	854,993	1,193,909	1,617,554
Our net reserves for losses and loss expenses of approximately $19.0 billion as of December 31, 2025 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $3.4 billion, or 18.0%, of the Company’s net loss reserves as of December 31, 2025 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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
Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of December 31, 2025 and 2024:

(In thousands)	2025	2024
Insurance	$15,534,168	$13,881,574
Reinsurance & Monoline Excess	3,419,506	3,285,067
Net reserves for losses and loss expenses	18,953,674	17,166,641
Ceded reserves for losses and loss expenses	3,254,099	3,201,389
Gross reserves for losses and loss expenses	$22,207,773	$20,368,030

Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of December 31, 2025 and 2024:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
December 31, 2025
Other liability	$2,385,364	$5,903,742	$8,289,106
Professional liability	673,774	1,582,133	2,255,907
Workers’ compensation (1)	1,103,703	760,075	1,863,778
Auto	828,000	1,032,528	1,860,528
Short-tail lines (2)	438,813	826,036	1,264,849
Total Insurance	5,429,654	10,104,514	15,534,168
Reinsurance & Monoline Excess (1) (3)	1,670,518	1,748,988	3,419,506
Total	$7,100,172	$11,853,502	$18,953,674
December 31, 2024
Other liability	$2,104,721	$5,164,994	$7,269,715
Professional liability	613,230	1,503,908	2,117,138
Workers’ compensation (1)	1,054,427	771,367	1,825,794
Auto	729,462	936,319	1,665,781
Short-tail lines (2)	410,138	593,008	1,003,146
Total Insurance	4,911,978	8,969,596	13,881,574
Reinsurance & Monoline Excess (1) (3)	1,622,399	1,662,668	3,285,067
Total	$6,534,377	$10,632,264	$17,166,641
____________________
(1)Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $420 million and $405 million as of December 31, 2025 and 2024, respectively.
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
Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for each of the last three years ended December 31, are as follows:

(In thousands)	2025	2024	2023
Increase in prior year loss reserves	$(34,446)	$(14,350)	$(29,681)
Increase in prior year earned premiums	37,692	18,782	10,782
Net favorable (unfavorable) prior year development	$3,246	$4,432	$(18,899)
Favorable prior year development (net of additional and return premiums) was $3 million in 2025.
Insurance – Reserves for the Insurance segment developed unfavorably by $44 million in 2025 (net of additional and return premiums). The adverse development was driven by the other liability and auto liability lines of business, and was partially offset by favorable development for short tail lines of business, auto physical damage, professional liability and workers’ compensation.
The adverse other liability development was driven mainly by umbrella and excess liability claims, and to a lesser degree from the Company’s primary surplus lines casualty business. The umbrella and excess liability development included a significant component stemming from underlying auto exposures. The other liability development was concentrated in accident years 2017 through 2022. The adverse auto liability development was concentrated in accident years 2021 through 2023. The Company believes that auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. An increase in the frequency of litigated claims is also driving up both indemnity and loss adjustment expense in these lines of business beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The favorable development for both short tail lines of business and auto physical damage related to the 2024 accident year, and resulted from favorable settlements of both catastrophe and non-catastrophe property claims below our expectations. The favorable professional liability development related mainly to accident years 2022 and 2023, and was driven by lower reported claim frequency and incurred losses than expected. The favorable workers’ compensation development was mainly related to accident years 2023 and 2024, and resulted from a continuation of favorable reported claim frequency below expectations, although the magnitude of the favorable development in this line has moderated from levels seen in previous years.
Reinsurance & Monoline Excess – Reserves for the Reinsurance & Monoline Excess segment developed favorably by $47 million in 2025 (net of additional and return premiums). The favorable development was driven mainly by property and workers’ compensation business, and was partially offset by adverse development in casualty reinsurance assumed. Similar to the Insurance segment, the favorable property development related primarily to the 2024 accident year and resulted from favorable claims settlements below our expectations. The favorable workers’ compensation development was driven by continued lower claim frequency and reported losses relative to expectations, and was spread across many prior accident years, mainly 2017 through 2024. The unfavorable development for casualty reinsurance was concentrated mainly in accident years 2019 through 2023 and was associated primarily with non-proportional assumed reinsurance.
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
Insurance –Reserves for the Insurance segment developed unfavorably by $21 million in 2023 (net of additional and return premiums). The unfavorable development for the segment was concentrated in the early part of the year. A key driver of the unfavorable development early in 2023 was property catastrophe losses related to 2022 events which were still being adjusted and settled during the early part of 2023. In particular, losses related to U.S. winter storms which occurred during the month of December 2022 were a significant contributor to the development, as information gathering and evaluation of many of these claims were still ongoing into the new year.
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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,400 million and $1,358 million at December 31, 2025 and 2024, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $420 million and $405 million at December 31, 2025 and 2024, respectively. At December 31, 2025, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.6%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2025) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2025), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates prescribed or permitted by the Department of Insurance of the State of Delaware.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $54 million and $51 million at December 31, 2025 and 2024, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2025 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Foreign government	67	$151,002	$165,721
Corporate	24	43,968	814
State and municipal	5	28,958	1,047
Mortgage-backed securities	14	2,244	113
Total	110	$226,172	$167,695
As of December 31, 2025, the Company recorded an allowance for expected credit losses on fixed maturity securities of $0.1 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $0.2 million and $1 million as of December 31, 2025 and 2024, respectively.
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

The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of December 31, 2025:

(In thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$24,614,659	98.4%
Syndicate manager	150,330	0.6
Directly by the Company based on:
Observable data	232,066	0.9
Cash flow model	20,001	0.1
Total	$25,017,056	100.0%
Independent pricing services - Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2025, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Years Ended December 31, 2025 and 2024
Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (policy acquisition and insurance operating expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the years ended December 31, 2025 and 2024. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(In thousands)	2025	2024
Insurance
Gross premiums written	$13,465,496	$12,662,132
Net premiums written	11,183,713	10,549,550
Net premiums earned	10,936,028	10,086,308
Loss ratio	63.5%	62.8%
Expense ratio	28.2	28.4
GAAP combined ratio	91.7	91.2
Reinsurance & Monoline Excess
Gross premiums written	$1,639,573	$1,548,958
Net premiums written	1,527,614	1,422,546
Net premiums earned	1,510,910	1,462,177
Loss ratio	54.6%	54.7%
Expense ratio	29.1	29.4
GAAP combined ratio	83.7	84.1
Consolidated
Gross premiums written	$15,105,069	$14,211,090
Net premiums written	12,711,327	11,972,096
Net premiums earned	12,446,938	11,548,485
Loss ratio	62.4%	61.8%
Expense ratio	28.3	28.5
GAAP combined ratio	90.7	90.3

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the years ended December 31, 2025 and 2024.

(In thousands, except per share data)	2025	2024
Net income to common stockholders	$1,779,403	$1,756,115
Weighted average diluted shares	399,861	403,224
Net income per diluted share	$4.45	$4.36
The Company reported net income of $1,779 million in 2025 and $1,756 million in 2024. The $23 million increase in net income reflected an after-tax increase in net investment income of $75 million primarily due to a larger fixed maturity securities portfolio and increased investment income from investment funds, an after-tax increase in underwriting income of $29 million mainly due to growth in premium rates, a reduction of $18 million in tax expense due to a change in the effective tax rate, an after-tax increase in net investment gains of $11 million, an after-tax increase in profits from non-insurance businesses of $8 million and an after-tax increase in profit from insurance service businesses of $5 million, partially offset by an after-tax increase in foreign currency losses of $94 million due to the U.S. dollar weakening against other major currencies in 2025, an after-tax increase in corporate expenses of $22 million and an after-tax decrease in income of $7 million related to minority interests. The number of weighted average diluted shares decreased 3.4 million for 2025 compared to 2024, mainly reflecting shares repurchased in 2025 and 2024.
Premiums. Gross premiums written were $15,105 million in 2025, an increase of 6% from $14,211 million in 2024. The increase was due to the growth in the Insurance segment of $803 million and in the Reinsurance & Monoline Excess segment of $91 million. Approximately 81% of premiums expiring in 2025 and 2024 were renewed.

Average renewal premium rates (per unit of exposure) for insurance and facultative reinsurance increased 6.7% in 2025 and 6.9% in 2024. Average renewal premium rates (per unit of exposure) for insurance and facultative reinsurance excluding workers' compensation increased 7.6% in 2025 and 7.9% in 2024.
A summary of gross premiums written in 2025 compared with 2024 by line of business within each business segment follows:
•Insurance gross premiums increased 6% to $13,465 million in 2025 from $12,662 million in 2024. Gross premiums increased $365 million (11%) for short-tail lines, $264 million (5%) for other liability, $110 million (7%) for auto, $44 million (3%) for workers' compensation and $20 million (1%) for professional liability.
•Reinsurance & Monoline Excess gross premiums increased 6% to $1,640 million in 2025 from $1,549 million in 2024. Gross premiums written increased $63 million (13%) for property lines and $28 million (9%) for monoline excess, partially offset by a reduction of $0.2 million (less than 1%) for casualty lines.
Net premiums written were $12,711 million in 2025, an increase of 6% from $11,972 million in 2024. Ceded reinsurance premiums as a percentage of gross written premiums was 16% in both 2025 and 2024.
Premiums earned increased 8% to $12,447 million in 2025 from $11,548 million in 2024. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly recent rate increases will be earned over the upcoming quarters. Premiums earned in 2025 are related to business written during both 2025 and 2024. Audit premiums were $333 million in 2025 compared with $350 million in 2024.
Net Investment Income. Following is a summary of net investment income (loss) for the years ended December 31, 2025 and 2024:

	Amount		Average Annualized Yield
(In thousands)	2025	2024	2025	2024
Fixed maturity securities, including cash and cash equivalents and loans receivable	$1,307,087	$1,260,429	4.9%	5.3%
Arbitrage trading account	74,407	69,573	6.5	5.8
Equity securities	50,529	48,920	5.3	5.0
Investment funds	27,582	(11,491)	1.9	(0.7)
Real estate	(18,450)	(23,616)	(1.4)	(1.8)
Gross investment income	1,441,155	1,343,815	4.6	4.6
Investment expenses	(12,088)	(10,654)	—	—
Total	$1,429,067	$1,333,161	4.5%	4.6%
Net investment income increased 7% to $1,429 million in 2025 from $1,333 million in 2024 due primarily to a $47 million increase in income from fixed maturity securities mainly driven by a larger fixed maturity securities portfolio, a $39 million increase in income from investment funds primarily due to transportation funds and financial services funds, a $5 million increase in arbitrage trading account, a $5 million increase in real estate and a $1 million increase from equity securities, partially offset by a $1 million increase in investment expenses. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 4.9% in 2025 and 5.3% in 2024. The average annualized yield for fixed maturity securities excluding Argentine inflation-linked securities was 4.7% in 2025 and 4.5% in 2024. The effective duration of the fixed maturity portfolio was 3.0 years at December 31, 2025 and 2.6 years at December 31, 2024. Average invested assets, at cost (including cash and cash equivalents), were $31.6 billion in 2025, up 9% from $28.9 billion in 2024.
Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator, and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $119 million in 2025 from $109 million in 2024, mainly due to organic growth within the business.
Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $131 million in 2025 compared with $80 million in 2024. The gains of $131 million in 2025 reflected an increase in unrealized gains on equity securities of $97 million and net realized gains on investments of $34 million. The gains of $80 million in 2024 reflected an increase in unrealized gains on equity securities of $121 million, partially offset by net realized losses on investments of $41 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments reflected in net investment gains, decreased by $2 million ($1 million after-tax) in 2025 reflecting improved pricing related to fixed maturity securities and the redemption of one loan in the loan receivable portfolio, and $38 million ($30 million after-tax) in 2024 due to improved pricing associated with foreign government securities and corporate securities.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions, and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses increased to $577 million in 2025 from $528 million in 2024 mainly due to the aviation-related business, partially offset by a reduction in promotional merchandise.
Losses and Loss Expenses. Losses and loss expenses increased to $7,772 million in 2025 from $7,132 million in 2024. The consolidated loss ratio was 62.4% in 2025 and 61.8% in 2024. Catastrophe losses, net of reinsurance recoveries, were $336 million in 2025, with the largest contributors being California wildfire losses and frequency of severe storms, and $298 million in 2024, driven by heightened frequency of severe catastrophe events, with Hurricanes Helene and Milton having the largest impacts. Favorable prior year reserve development (net of premium offsets) was $3 million in 2025 and $4 million in 2024 (refer to Note 13 of our consolidated financial statements for more detail). The loss ratio excluding catastrophe losses and prior year reserve development increased 0.6 points to 59.8% in 2025 from 59.2% in 2024.
A summary of loss ratios in 2025 compared with 2024 by business segment follows:
•Insurance - The loss ratio was 63.5% in 2025 and 62.8% in 2024. Catastrophe losses were $260 million in 2025 compared with $227 million in 2024. Adverse prior year reserve development was $44 million in 2025 and $8 million in 2024. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.2 points to 60.7% in 2025 from 60.5% in 2024.
•Reinsurance & Monoline Excess - The loss ratio was 54.6% in 2025 and 54.7% in 2024. Catastrophe losses were $76 million in 2025 compared with $71 million in 2024. Favorable prior year reserve development was $47 million in 2025 and $12 million in 2024. The loss ratio excluding catastrophe losses and prior year reserve development increased 2.1 points to 52.7% in 2025 from 50.6% in 2024.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2025	2024
Policy acquisition and insurance operating expenses	$3,516,524	$3,294,902
Insurance service expenses	94,374	90,640
Net foreign currency losses (gains)	68,006	(52,376)
Other costs and expenses	297,930	269,140
Total	$3,976,834	$3,602,306
Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 7% and net premiums earned increased 8% from 2024. The expense ratio (policy acquisition and insurance operating expenses expressed as a percentage of net premiums earned) decreased by 0.2 points to 28.3% in 2025 from 28.5% in 2024.
Service expenses, which represent the costs associated with the fee-based businesses, were $94 million in 2025 and $91 million in 2024.
Net foreign currency losses (gains) result from transactions denominated in a currency other than a businesses’ functional currency. Net foreign currency losses were $68 million in 2025 compared to gains of $52 million in 2024, primarily due to the U.S. dollar weakening against other major currencies in 2025.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $298 million in 2025 from $269 million in 2024, primarily due to higher compensation-related costs and new start-up operating unit expenses in 2025.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions, and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided and (ii) general and administrative expenses. Expenses from non-insurance businesses increased to $552 million in 2025 from $513 million in 2024 mainly due to the aviation-related business, partially offset by a reduction in promotional merchandise.
Interest Expense. Interest expense was $127 million in both 2025 and 2024.
Income Taxes. The effective income tax rate was 21.7% in 2025 and 22.5% in 2024. The lower effective income tax rate for the year, as compared to 2024, was primarily due to an improved geographical mix of earnings and larger benefits attributable to equity-based compensation. See Note 16 of the Consolidated Financial Statements for a reconciliation of the income tax expense and the amounts computed by applying the Federal income tax rate of 21%.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $585 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will be immaterial.
For years beginning after December 31, 2025, certain U.S. tax rates applied to international business will change. Specifically, increases to the Global Intangible Low Taxed Income and the Base Erosion and Anti-Abuse Tax rates will take effect but we do not expect this to have a meaningful impact on tax expenses. We are monitoring legislative developments and will continue to assess the potential financial implications.
Pursuant to the Inflation Reduction Act of 2022, a corporate alternative minimum tax on certain corporations was introduced. The tax is applicable for taxable years beginning after December 31, 2022 and imposes a 15% minimum tax on a corporation’s applicable financial statement income. While we were not subject to this tax in 2025, we continue to evaluate the overall impact of this tax legislation on our operations and U.S. federal income tax position. In addition, a 1% excise tax is now imposed on the value of corporate share repurchases, net of common share issuances. The tax is included in the cost of treasury stock acquired and was not material for 2025.
Further, the Company is monitoring the impact of the implementation of a global minimum tax rate of 15%, also known as Pillar Two, as introduced by the Organization for Economic Co-operation and Development (the "OECD"), which applied in some countries commencing in 2024. The 2025 impact on the Company was not material, as the Company mainly operates in jurisdictions with a statutory tax rate above 15%. We will continue to evaluate this tax legislation given the recent release of administrative guidance applicable to U.S. multinationals issued by the OECD.
The Bermuda Corporate Income Tax Act 2023 introduced an income tax based on a statutory tax rate of 15% on Bermuda businesses, subject to reductions for foreign tax credits effective for fiscal years beginning on or after January 1, 2025. The legislation did not have a material impact on our income tax position.

Results of Operations for the Years Ended December 31, 2024 and 2023
For a comparison of the Company’s results of operations for the year ended December 31, 2024 to the year ended December 31, 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 24, 2025.

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
The Company also attempts to maintain an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration of the investment portfolio was 3.0 years and 2.6 years at December 31, 2025 and 2024, respectively. The Company’s investment portfolio and investment-related assets as of December 31, 2025 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$3,998,038	12.0%
State and municipal:
Special revenue	1,184,446	3.6
State general obligation	231,928	0.7
Local general obligation	216,429	0.7
Corporate backed	158,375	0.5
Pre-refunded (1)	74,784	0.2
Total state and municipal	1,865,962	5.7
Mortgage-backed securities:
Agency	4,332,523	13.1
Commercial	285,170	0.9
Residential-Prime	191,201	0.5
Residential-Alt A	1,422	—
Total mortgage-backed securities	4,810,316	14.5
Asset-backed securities	3,810,346	11.5
Corporate:
Industrial	3,648,534	11.0
Financial	3,483,068	10.5
Utilities	1,314,221	3.9
Other	241,588	0.7
Total corporate	8,687,411	26.1
Foreign government	1,875,589	5.6
Total fixed maturity securities	25,047,662	75.4
Equity securities available for sale:
Common stocks	742,113	2.2
Preferred stocks	616,088	1.9
Total equity securities available for sale	1,358,201	4.1
Cash and cash equivalents (2)	2,485,952	7.5
Investment funds	1,361,802	4.1
Real estate	1,279,748	3.9
Arbitrage trading account	1,221,103	3.7
Loans receivable	418,913	1.3
Total investments	$33,173,381	100.0%
______________
(1)Pre-refunded securities are securities for which an escrow account has been established to fund the remaining payments of principal and interest through maturity. Such escrow accounts are funded almost exclusively with U.S. Treasury and U.S. government agency securities.
(2)Cash and cash equivalents includes trading accounts receivable from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.

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
Investment Funds. At December 31, 2025, the carrying value of investment funds was $1,362 million, including investments in financial services funds of $360 million, other funds of $354 million (which includes a deferred compensation trust asset of $43 million), transportation funds of $273 million, infrastructure funds of $170 million, real estate funds of $163 million and energy funds of $42 million. Investment funds are primarily reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At December 31, 2025, real estate properties in operation included a long-term ground lease in Washington D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, net of allowance for expected credit losses, had both an amortized cost and an aggregate fair value of $419 million at December 31, 2025. The amortized cost of loans receivable is net of an allowance for expected credit losses of $0.2 million as of December 31, 2025. Loans receivable include real estate loans of $419 million that are secured by commercial and residential real estate located primarily in the U.K. and New York. Real estate loans generally earn interest at fixed or stepped interest rates and have maturities through 2028.

Liquidity and Capital Resources
Cash Flow. Cash flow provided from operating activities decreased to $3,583 million in 2025 from $3,678 million in 2024, primarily due to increased loss and loss expense payments partially offset by increased premium receipts.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, purchase of investments, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average number of years held for its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed maturity securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 83% invested in cash, cash equivalents and marketable fixed maturity securities as of December 31, 2025. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At December 31, 2025, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,840 million and a face amount of $2,862 million. The maturities of the outstanding debt are $7 million in 2026, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of December 31, 2025, there were no borrowings outstanding under the facility.
Equity. At December 31, 2025, total common stockholders’ equity was $9.7 billion, common shares outstanding were 377,155,799 and stockholders’ equity per outstanding share was $25.72. The Company repurchased 4,069,026 and 5,702,996 shares of its common stock in 2025 and 2024, respectively. The aggregate cost of the repurchases was $270 million in 2025 and $304 million in 2024. In 2025, the Board declared ordinary quarterly cash dividends of $0.08 per share in the first quarter and $0.09 per share in each of the remaining three quarters, as well as special dividends of $0.50 per share and $1.00 per share in the second and fourth quarters, respectively, for a total of $700 million in aggregate dividends in 2025.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $12.5 billion at December 31, 2025. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 23% and 25% at December 31, 2025 and 2024, respectively.

Federal and Foreign Income Taxes
The Company files a consolidated income tax return in the U.S. and foreign tax returns in each of the countries in which it has overseas operations. At December 31, 2025, the Company had a gross deferred tax asset of $732 million (which primarily relates to loss and loss expense reserves, unearned premium reserves and employee compensation plans). The Company also has a $56 million valuation allowance against the gross deferred tax asset and a gross deferred tax liability of $634 million (which primarily relates to deferred policy acquisition costs, and various investment funds) resulting in a net deferred tax asset of $42 million. The realization of this asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

Reinsurance
The Company follows customary industry practice of reinsuring a portion of its exposures in exchange for paying reinsurers a part of the premiums received on the policies it writes. Reinsurance is purchased by the Company principally to reduce its net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. The Company monitors the financial condition of its reinsurers and attempts to place its coverages with only financially sound carriers. Reinsurance coverage and retentions vary depending on the line of business, location of the risk and nature of loss. The Company’s reinsurance purchases include the following:
•Property reinsurance treaties - The Company purchases property reinsurance to reduce its exposure to large individual property losses and catastrophe events. Following is a summary of significant property reinsurance treaties in effect as of January 1, 2026:
◦The Company’s property per risk reinsurance generally covers losses between $2.5 million and $85 million.
◦The Company’s property catastrophe excess of loss reinsurance program provides protection for business written by its Insurance businesses as well as U.S. and non-U.S. business written by Lloyd's Syndicate, excluding offshore energy. For 2026, some of our property catastrophe reinsurance is placed via an industry loss warranty ("ILW") cover and the equivalent Company limit and retention (and resulting net position) are estimated based on our market share and modeled outcome when applying the ILW layering. Retentions by territory and peril range between $40 million and $65 million within the first $100 million of limit. Limits purchased are the difference between these retained amounts and $700 million.
•Casualty reinsurance treaties - The Company purchases casualty reinsurance to reduce its exposure to large individual casualty losses and workers’ compensation catastrophe losses for the majority of business written by its U.S. companies. A casualty contingency treaty, in effect as of January 1, 2026, provides protection for bad faith and runaway loss adjustment expense losses in excess of $10 million (also in excess of the net policy limit) and up to $75 million. For losses involving two or more claimants for primary workers’ compensation business, coverage is generally in place for losses between $10 million and $565 million. For excess workers’ compensation business, such coverage is generally in place for losses between $25 million and $550 million. Our workers’ compensation catastrophe reinsurance program is a shared cover for both excess and primary workers’ compensation business.
•Facultative reinsurance - The Company purchases facultative reinsurance on certain individual policies or risks that are in excess of treaty reinsurance capacity.
•Other reinsurance - Depending on the business, the Company purchases specific additional reinsurance to supplement the above programs.
•Lifson Re continues to participate on the majority of the Company’s reinsurance placements. As of January 1, 2026, Lifson Re participates in a 32.5% share of the placed amounts, consistent with the prior year. This pertains to all traditional treaty reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. Lifson Re is currently capitalized with $418 million of equity from a small group of sophisticated global investors with long-term investment horizons, including a minority participation by the Company. Lifson Re participates on a fully collateralized basis.
The Company places a number of its casualty treaties on a “risk attaching” basis. Under risk attaching treaties, all claims from policies incepting during the period of the reinsurance contract are covered even if they occur after the expiration date of the reinsurance contract. If the Company is unable to renew or replace its existing reinsurance coverage, protection for unexpired policies would remain in place until their expiration. In such case, the Company could revise its underwriting strategy for new business to reflect the absence of reinsurance protection. The casualty contingency treaty highlighted above is purchased on a “losses discovered” basis. Property catastrophe and workers’ compensation catastrophe reinsurance is generally placed on a “losses occurring basis,” whereby only claims occurring during the period are covered. If the Company is unable to renew "losses occurring" reinsurance treaties, unexpired policies would not be protected, though we generally have the option to purchase run-off coverage in our treaties.
Following is a summary of earned premiums and loss and loss expenses ceded to reinsurers for each of the three years ended December 31, 2025:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Earned premiums	$2,342,241	$2,163,213	$1,958,581
Losses and loss expenses	1,400,570	1,368,279	1,376,144

Ceded earned premiums increased 8% in 2025 to $2,342 million. The ceded losses and loss expenses ratio decreased 3.5 points to 59.8% in 2025 from 63.3% in 2024.
The following table presents the credit quality of amounts due from reinsurers as of December 31, 2025.

(In thousands)
Reinsurer	Rating	(1)	Amount
Amounts due in excess of $20 million:

Lloyd’s of London	A+		$358,718
Partner Re	AA-		295,800
Munich Re	AA		250,080
Berkshire Hathaway	AA+		246,729
Hannover Re	AA-		222,358
Renaissance Re	A+		217,251
Swiss Re	AA-		132,731
Liberty Mutual	A		124,916
Everest Re	A+		86,017
Arch Capital	AA-		76,095
Axis Capital	A+		70,166
Sompo Holdings	A+		64,383
Fairfax Financial	AA-		60,919
Nationwide Corp	A+		60,342
TOA Reinsurance	A		51,290
Korean Re	A+		45,858
Axa Insurance	AA-		42,361
MS & AD Insurance	A+		38,179
Markel Corp	A		34,949
Chubb	AA		27,873
Helvetia Holdings	A+		25,542
Other reinsurers:
Rated A- or better			132,201
Secured (2)			752,207
All Others			31,294
Subtotal			$3,448,259
Residual market pools (3)			101,132
Allowance for expected credit losses			(6,378)
Total			$3,543,013
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the average number of years held for its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 3.0 years and 2.6 years at December 31, 2025 and 2024, respectively.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.
The following table outlines the groups of fixed maturity securities and their effective duration at December 31, 2025:

	Effective
	Duration
($ in thousands)	(Years)	Fair Value
U.S. government and government agencies	4.7	$3,998,038
Mortgage-backed securities	4.3	4,810,392
Corporate	3.0	8,687,411
Foreign government	2.9	1,875,589
State and municipal	2.7	1,866,758
Loans receivable	2.4	419,074
Asset-backed securities	1.3	3,810,346
Cash and cash equivalents	0.0	1,957,438
Total	3.0	$27,425,046
Duration is a common measure of the price sensitivity of fixed maturity securities to changes in interest rates. The Company determines the estimated change in fair value of the fixed maturity securities, assuming parallel shifts in the yield curve for treasury securities while keeping spreads between individual securities and treasury securities static. The estimated fair value at specified levels at December 31, 2025 would be as follows:

(In thousands)	Estimated Fair Value	Change in Fair Value
Change in interest rates:
300 basis point rise	$24,844,553	$(2,580,493)
200 basis point rise	25,687,653	(1,737,393)
100 basis point rise	26,564,356	(860,690)
Base scenario	27,425,046	—
100 basis point decline	28,182,512	757,466
200 basis point decline	28,826,079	1,401,033
300 basis point decline	29,451,916	2,026,869

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of W. R. Berkley Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes and financial statement schedules II to VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Reserves for losses and loss expenses
As discussed in Notes 1 and 13 to the consolidated financial statements, the Company estimates the reserves for losses and loss expenses (reserves) using a variety of actuarial techniques and methods. The key assumptions used to arrive at the best estimate of recorded reserves are expected loss ratios, rate of loss cost inflation, reported and paid loss emergence patterns, loss frequency and severity, and the loss reporting lag. Such amounts are adjusted for certain qualitative factors. The reserves as of December 31, 2025 were $22.2 billion.
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
New York, New York
February 27, 2026

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
REVENUES:
Net premiums written	$12,711,327	$11,972,096	$10,954,467
Change in net unearned premiums	(264,389)	(423,611)	(553,780)
Net premiums earned	12,446,938	11,548,485	10,400,687
Net investment income	1,429,067	1,333,161	1,052,835
Net investment gains:
Net realized and unrealized gains on investments	130,670	79,738	47,540
Change in allowance for expected credit losses on investments	1,550	37,970	(498)
Net investment gains	132,220	117,708	47,042
Revenues from non-insurance businesses	577,420	528,012	535,508
Insurance service fees	118,511	108,935	106,485
Other income	3,700	2,451	381
Total revenues	14,707,856	13,638,752	12,142,938
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	7,771,657	7,131,595	6,372,142
Other operating costs and expenses	3,976,834	3,602,306	3,363,936
Expenses from non-insurance businesses	551,930	513,451	524,998
Interest expense	126,892	126,907	127,459
Total operating costs and expenses	12,427,313	11,374,259	10,388,535
Income before income taxes	2,280,543	2,264,493	1,754,403
Income tax expense	(495,764)	(509,916)	(370,557)
Net income before noncontrolling interests	1,784,779	1,754,577	1,383,846
Noncontrolling interests	(5,376)	1,538	(2,487)
Net income to common stockholders	$1,779,403	$1,756,115	$1,381,359
NET INCOME PER SHARE:
Basic	$4.48	$4.39	$3.40
Diluted	$4.45	$4.36	$3.37
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net income before noncontrolling interests	$1,784,779	$1,754,577	$1,383,846
Other comprehensive gain (loss):
Change in unrealized translation adjustments	90,682	(77,615)	32,192
Change in unrealized investment gains, net of taxes	392,491	69,182	306,553
Other comprehensive gain (loss)	483,173	(8,433)	338,745
Comprehensive income	2,267,952	1,746,144	1,722,591
Noncontrolling interests	(5,375)	1,536	(2,485)
Comprehensive income to common stockholders	$2,262,577	$1,747,680	$1,720,106

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2025	2024
Assets
Investments:
Fixed maturity securities (amortized cost of $25,170,368 and $23,010,899; allowance for expected credit losses of $74 and $671 at December 31, 2025 and 2024)	$25,047,662	$22,397,865
Investment funds	1,361,802	1,468,246
Real estate	1,279,748	1,291,455
Arbitrage trading account	1,221,103	1,122,599
Equity securities	1,358,201	1,203,788
Loans receivable (net of allowance for expected credit losses of $161 and $1,114 at December 31, 2025 and 2024)	418,913	405,453
Total investments	30,687,429	27,889,406
Cash and cash equivalents	2,539,938	1,974,747
Premiums and fees receivable (net of allowance for expected credit losses of $42,006 and $39,884 at December 31, 2025 and 2024)	3,417,112	3,266,845
Due from reinsurers (net of allowance for expected credit losses of $6,378 and $8,350 at December 31, 2025 and 2024)	3,543,013	3,557,695
Deferred policy acquisition costs	1,000,691	951,728
Prepaid reinsurance premiums	881,831	823,207
Trading account receivable from brokers and clearing organizations	11,669	60,327
Property, furniture and equipment	596,235	478,511
Goodwill	184,332	184,332
Accrued investment income	255,199	243,772
Current federal and foreign income taxes	2,732	39,382
Deferred federal and foreign income taxes	141,496	220,217
Other assets	809,394	877,099
Total assets	$44,071,071	$40,567,268
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$22,207,773	$20,368,030
Unearned premiums	6,721,570	6,375,112
Due to reinsurers	615,781	668,652
Trading account securities sold but not yet purchased	66,285	73,358
Current federal and foreign income taxes	83,373	53,482
Deferred federal and foreign income taxes	99,873	65,151
Senior notes and other debt	1,829,198	1,831,158
Subordinated debentures	1,010,527	1,009,808
Other liabilities	1,724,797	1,715,078
Total liabilities	34,359,177	32,159,829
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 1,875,000,000 shares; issued and outstanding, net of treasury shares, 377,155,799 and 380,066,070 shares, respectively	158,705	158,705
Additional paid-in capital	987,708	984,825
Retained earnings	13,344,204	12,265,070
Accumulated other comprehensive loss	(451,097)	(934,269)
Treasury stock, at cost, 416,366,010 and 413,455,739 shares, respectively	(4,338,702)	(4,079,220)
Total common stockholders’ equity	9,700,818	8,395,111
Noncontrolling interests	11,076	12,328
Total equity	9,711,894	8,407,439
Total liabilities and equity	$44,071,071	$40,567,268

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
COMMON STOCK:
Beginning and end of period	$158,705	$158,705	$158,705
ADDITIONAL PAID IN CAPITAL:
Beginning of period	$984,825	$964,789	$944,632
Restricted stock units issued	(49,641)	(32,344)	(29,043)
Restricted stock units expensed	52,524	52,380	49,200
End of period	$987,708	$984,825	$964,789
RETAINED EARNINGS:
Beginning of period	$12,265,070	$11,040,908	$10,161,005
Net income to common stockholders	1,779,403	1,756,115	1,381,359
Dividends ($1.85, $1.40, and $1.29 per share, respectively)	(700,269)	(531,953)	(501,456)
End of period	$13,344,204	$12,265,070	$11,040,908
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment (losses) gains:
Beginning of period	$(517,170)	$(586,354)	$(892,905)
Change in unrealized gains on securities without an allowance for expected credit losses	393,352	64,756	305,908
Change in unrealized (losses) gains on securities with an allowance for expected credit losses	(862)	4,428	643
End of period	(124,680)	(517,170)	(586,354)
Currency translation adjustments:
Beginning of period	(417,099)	(339,484)	(371,676)
Net change in period	90,682	(77,615)	32,192
End of period	(326,417)	(417,099)	(339,484)
Total accumulated other comprehensive loss	$(451,097)	$(934,269)	$(925,838)
TREASURY STOCK:
Beginning of period	$(4,079,220)	$(3,783,133)	$(3,251,429)
Stock exercised/vested	12,623	10,066	10,381
Stock repurchased	(270,221)	(303,655)	(537,163)
Other	(1,884)	(2,498)	(4,922)
End of period	$(4,338,702)	$(4,079,220)	$(3,783,133)
NONCONTROLLING INTERESTS:
Beginning of period	$12,328	$13,806	$19,829
(Distributions) contributions	(6,627)	58	(8,508)
Net income (loss)	5,376	(1,538)	2,487
Other comprehensive (loss) income, net of tax	(1)	2	(2)
End of period	$11,076	$12,328	$13,806
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2025	2024	2023
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$1,779,403	$1,756,115	$1,381,359
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(132,220)	(117,708)	(47,042)
Depreciation and (accretion) amortization	(48,126)	(170,638)	(20,861)
Noncontrolling interests	5,376	(1,538)	2,487
Investment funds	(27,582)	11,491	(16,743)
Stock incentive plans	54,524	54,381	51,000
Change in:
Arbitrage trading account	(56,919)	122,738	(54,213)
Premiums and fees receivable	(129,586)	(184,431)	(334,178)
Reinsurance accounts	(114,564)	(31,738)	(306,017)
Deferred policy acquisition costs	(48,859)	(91,150)	(99,387)
Current income taxes	63,905	(28,526)	52,451
Deferred income taxes	9,437	95,311	(26,691)
Reserves for losses and loss expenses	1,766,882	1,707,722	1,715,076
Unearned premiums	321,735	485,488	617,535
Other	139,210	70,851	14,462
Net cash from operating activities	3,582,616	3,678,368	2,929,238
CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	1,149,313	2,310,746	1,011,195
Proceeds from sale of equity securities	430,405	331,291	318,852
Distributions from (contributions to) investment funds	139,711	134,853	(19,904)
Proceeds from maturities and prepayments of fixed maturity securities	5,312,043	4,890,572	3,506,903
Purchase of fixed maturity securities	(8,428,883)	(9,368,703)	(6,664,763)
Purchase of equity securities	(418,440)	(207,457)	(80,454)
Real estate disposed (purchased)	14,627	(66,632)	(2,074)
Change in loans receivable	12,695	(210,816)	(29,719)
Net additions to property, furniture and equipment	(169,994)	(105,623)	(53,080)
Change in balances due from security brokers	(70,812)	107,280	(33,929)
Cash received in connection with business disposition	—	—	96,567
Payment for business purchased, net of cash acquired	—	—	(11,558)
Net cash used in investing activities	(2,029,335)	(2,184,489)	(1,961,964)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds from issuance of debt	—	3,105	980
Repayment of senior notes and other debt	(2,063)	—	(1,954)
Cash dividends to common stockholders	(700,269)	(531,953)	(501,456)
Purchase of common treasury shares	(270,221)	(303,655)	(537,163)
Other, net	(53,894)	(19,984)	(22,902)
Net cash used in financing activities	(1,026,447)	(852,487)	(1,062,495)
Net impact on cash due to change in foreign exchange rates	38,357	(29,840)	9,070
Net increase (decrease) in cash and cash equivalents	565,191	611,552	(86,151)
Cash and cash equivalents at beginning of year	1,974,747	1,363,195	1,449,346
Cash and cash equivalents at end of year	$2,539,938	$1,974,747	$1,363,195
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2025, 2024 and 2023

(1) Summary of Significant Accounting Policies
(A) Principles of consolidation and basis of presentation
The consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the "Company"), have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. Shares outstanding and per share amounts were adjusted to reflect the 3-for-2 common stock split effected on July 10, 2024. Additionally, commencing with the first quarter of 2024, the Company reclassified a program management business from the Insurance segment to the Reinsurance & Monoline Excess segment. The reclassified business is a program management business offering support on a nationwide basis for commercial casualty and property program administrators. Reclassifications were made in the 2023 financial statements as originally reported to conform to the presentation of the 2025 and 2024 financial statements.
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
Audit premiums are recognized when they are reliably determinable. The change in accruals for earned but unbilled audit premiums (decreased) increased net premiums written and premiums earned by $(2) million, $19 million and $19 million in 2025, 2024 and 2023, respectively.
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
(E) Per share data
The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by weighted average number of common shares outstanding during the year (including 17,378,810 common shares held in a grantor trust). The common shares held in the grantor trust are designated for delivery upon the settlement of restricted stock units ("RSUs") that are vested but mandatorily deferred. Accordingly, such shares deliverable under vested RSUs do not affect diluted shares outstanding since the shares are already included in basic shares outstanding (which includes the shares in the grantor trust referenced above). Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
(F) Deferred policy acquisition costs
Acquisition costs associated with the successful acquisition of new and renewed insurance and reinsurance contracts are deferred and amortized ratably over the terms of the related contracts. Ceding commissions received on reinsurance contracts are netted against acquisition costs and are recognized ratably over the life of the contract. Deferred policy acquisition costs are presented net of unearned ceding commissions. Deferred policy acquisition costs are comprised primarily of commissions, as well as employment-related underwriting costs and premium taxes. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income and, if not, are charged to expense. The recoverability of deferred policy acquisition costs is evaluated separately by each of our businesses. Future investment income is taken into account in measuring the recoverability of deferred policy acquisition costs.
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

(I) Deposit accounting
Contracts that do not meet the risk transfer requirements of GAAP are accounted for using the deposit accounting method. Under this method, an asset or liability is recognized at the inception of the contract based on consideration paid or received. The amount of the deposit asset or liability is adjusted at subsequent reporting dates using the interest method with a corresponding credit or charge to interest income or expense. Deposit liabilities for assumed reinsurance contracts were $28 million and $29 million at December 31, 2025 and 2024, respectively.
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
(L) Property, furniture and equipment
Property, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the estimated useful lives of the respective assets. Depreciation expense was $54 million, $55 million and $51 million for 2025, 2024 and 2023, respectively.
(M) Comprehensive income
Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized holding gains or losses on available for sale securities and unrealized foreign currency translation adjustments.
(N) Goodwill and other intangible assets
Goodwill and other intangible assets are tested for impairment on an annual basis and at interim periods where circumstances require. The Company's impairment test as of December 31, 2025 indicated that there were no material impairment losses related to goodwill and other intangible assets. Intangible assets of $86 million and $97 million are included in other assets as of December 31, 2025 and 2024, respectively.
(O) Restricted stock units
The costs resulting from all share-based payment transactions with employees are recognized in the consolidated financial statements using a fair-value-based measurement method. Compensation cost is recognized for financial reporting purposes over the period in which the employee is required to provide service in exchange for the award (generally the vesting period).
(P) Statements of cash flows
Interest payments were $126 million, $138 million and $114 million in 2025, 2024 and 2023, respectively. Income taxes paid were $407 million (including $340 million to the United States, $40 million to Australia and $27 million to other jurisdictions), $410 million (including $361 million to the United States, $25 million to Australia and $24 million to other jurisdictions) and $332 million (including $296 million to the United States, $18 million to Australia and $18 million to other jurisdictions) in 2025, 2024 and 2023, respectively. Other non-cash items include unrealized investment gains and losses. (See Note 10 of Notes to Consolidated Financial Statements.)

(Q) Recent accounting pronouncements
Recently adopted accounting pronouncements:
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (Topic 740), to enhance the transparency and usefulness of income tax disclosures. The guidance requires additional disclosures primarily related to the rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024. The Company adopted this guidance prospectively for the year ended December 31, 2025.
All other accounting and reporting standards that became effective in 2025 were either not applicable to the Company or their adoption did not have a material impact on the Company.
Accounting and reporting standards that are not yet effective:
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses, addressing investor requests for more transparent information. The guidance requires disclosure of specified information about certain costs and expenses in the notes to the financial statements. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Prospective application is required, with retrospective application permitted. The Company will adopt this guidance for the year ended December 31, 2027 and resulting impact will be disclosure only.
All other recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(2)    Consolidated Statements of Comprehensive Income
The following tables present the components of the changes in accumulated other comprehensive income (loss) (AOCI) as of and for the years ended December 31, 2025 and 2024:

(In thousands)
December 31, 2025	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Changes in AOCI
Beginning of period	$(517,170)		$(417,099)	$(934,269)
Other comprehensive income before reclassifications	344,083		90,682	434,765
Amounts reclassified from AOCI	48,408		—	48,408
Other comprehensive income	392,491		90,682	483,173
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
Ending balance	$(124,680)		$(326,417)	$(451,097)
Amounts reclassified from AOCI
Pre-tax	$61,276	(1)	$—	$61,276
Tax effect	(12,868)	(2)	—	(12,868)
After-tax amounts reclassified	$48,408		$—	$48,408
Other comprehensive income
Pre-tax	$497,765		$90,682	$588,447
Tax effect	(105,274)		—	(105,274)
Other comprehensive income	$392,491		$90,682	$483,173

(In thousands)
December 31, 2024	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Changes in AOCI
Beginning of period	$(586,354)		$(339,484)	$(925,838)
Other comprehensive loss before reclassifications	(26,128)		(77,615)	(103,743)
Amounts reclassified from AOCI	95,310		—	95,310
Other comprehensive income (loss)	69,182		(77,615)	(8,433)
Unrealized investment income related to non-controlling interest	2		—	2
Ending balance	$(517,170)		$(417,099)	$(934,269)
Amounts reclassified from AOCI
Pre-tax	$120,646	(1)	$—	$120,646
Tax effect	(25,336)	(2)	—	(25,336)
After-tax amounts reclassified	$95,310		$—	$95,310
Other comprehensive income (loss)
Pre-tax	$84,474		$(77,615)	$6,859
Tax effect	(15,292)		—	(15,292)
Other comprehensive income (loss)	$69,182		$(77,615)	$(8,433)
_______________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(3)    Investments in Fixed Maturity Securities
At December 31, 2025 and 2024, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
December 31, 2025
Held to maturity:
State and municipal	$28,777	$(9)	$796	$—	$29,564	$28,768
Residential mortgage-backed	1,838	—	76	—	1,914	1,838
Total held to maturity	30,615	(9)	872	—	31,478	30,606
Available for sale:
U.S. government and government agency	3,964,375	—	48,820	(15,157)	3,998,038	3,998,038
State and municipal:
Special revenue	1,206,387	—	6,002	(27,943)	1,184,446	1,184,446
State general obligation	203,543	—	3,465	(3,848)	203,160	203,160
Pre-refunded	74,276	—	619	(111)	74,784	74,784
Corporate backed	159,876	—	1,958	(3,459)	158,375	158,375
Local general obligation	218,022	—	1,459	(3,052)	216,429	216,429
Total state and municipal	1,862,104	—	13,503	(38,413)	1,837,194	1,837,194
Mortgage-backed securities:
Residential	4,584,970	(65)	71,048	(132,645)	4,523,308	4,523,308
Commercial	281,573	—	3,632	(35)	285,170	285,170
Total mortgage-backed securities	4,866,543	(65)	74,680	(132,680)	4,808,478	4,808,478
Asset-backed securities	3,807,393	—	20,196	(17,243)	3,810,346	3,810,346
Corporate:
Industrial	3,627,567	—	57,466	(36,499)	3,648,534	3,648,534
Financial	3,438,348	—	61,180	(16,460)	3,483,068	3,483,068
Utilities	1,300,506	—	22,593	(8,878)	1,314,221	1,314,221
Other	240,374	—	2,356	(1,142)	241,588	241,588
Total corporate	8,606,795	—	143,595	(62,979)	8,687,411	8,687,411
Foreign government	2,032,543	—	20,906	(177,860)	1,875,589	1,875,589
Total available for sale	25,139,753	(65)	321,700	(444,332)	25,017,056	25,017,056
Total investments in fixed maturity securities	$25,170,368	$(74)	$322,572	$(444,332)	$25,048,534	$25,047,662

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
December 31, 2024
Held to maturity:
State and municipal	$42,145	$(25)	$1,492	$—	$43,612	$42,120
Residential mortgage-backed	2,292	—	69	—	2,361	2,292
Total held to maturity	44,437	(25)	1,561	—	45,973	44,412
Available for sale:
U.S. government and government agency	2,268,596	—	9,608	(42,863)	2,235,341	2,235,341
State and municipal:
Special revenue	1,581,778	—	3,521	(67,591)	1,517,708	1,517,708
State general obligation	272,936	—	1,439	(8,981)	265,394	265,394
Pre-refunded	85,340	—	599	(347)	85,592	85,592
Corporate backed	158,322	—	1,079	(5,827)	153,574	153,574
Local general obligation	278,165	—	922	(6,711)	272,376	272,376
Total state and municipal	2,376,541	—	7,560	(89,457)	2,294,644	2,294,644
Mortgage-backed securities:
Residential	3,411,796	(5)	11,047	(189,630)	3,233,208	3,233,208
Commercial	534,936	(425)	1,201	(3,430)	532,282	532,282
Total mortgage-backed securities	3,946,732	(430)	12,248	(193,060)	3,765,490	3,765,490
Asset-backed securities	3,910,363	—	16,161	(41,512)	3,885,012	3,885,012
Corporate:
Industrial	3,746,501	—	14,518	(93,820)	3,667,199	3,667,199
Financial	3,339,718	—	18,871	(38,076)	3,320,513	3,320,513
Utilities	795,839	—	2,970	(20,115)	778,694	778,694
Other	653,194	—	2,493	(4,452)	651,235	651,235
Total corporate	8,535,252	—	38,852	(156,463)	8,417,641	8,417,641
Foreign government	1,928,978	(216)	11,936	(185,373)	1,755,325	1,755,325
Total available for sale	22,966,462	(646)	96,365	(708,728)	22,353,453	22,353,453
Total investments in fixed maturity securities	$23,010,899	$(671)	$97,926	$(708,728)	$22,399,426	$22,397,865
——————————
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses is recognized in the consolidated statements of income. Amount excludes unrealized losses relating to non-credit factors.

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the years ended December 31, 2025 and 2024:

	State and Municipal
(In thousands)	2025	2024
Balance, beginning of period	$25	$43
Provision for expected credit losses	(16)	(18)
Balance, end of period	$9	$25

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the years ended December 31, 2025 and 2024:

	2025				2024
(In thousands)	Foreign Government	Mortgage- Backed	State and Municipal	Total	Foreign Government	Corporate	Mortgage- Backed	Asset-backed	State and Municipal	Total
Balance, beginning of period	$216	$430	$—	$646	$29,603	$5,026	$158	$1,164	$757	$36,708
Change on securities for which credit losses were not previously recorded	3	65	10	78	347	—	1,706	—	—	2,053
Change on securities for which credit losses were previously recorded	(219)	(430)	(10)	(659)	(29,355)	(5,026)	(831)	(1,164)	(757)	(37,133)
Reduction due to disposals	—	—	—	—	(379)	—	(603)	—	—	(982)
Balance, end of period	$—	$65	$—	$65	$216	$—	$430	$—	$—	$646
During the year ended December 31, 2025, the allowance for expected credit losses for available for sale securities decreased primarily due to improved pricing related to foreign government securities and mortgage-backed securities. During the year ended December 31, 2024, the allowance for expected credit losses for available for sale securities decreased primarily due to improved pricing associated with foreign government securities and corporate securities.
The amortized cost and fair value of fixed maturity securities at December 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,789,587	$1,740,503
Due after one year through five years	8,131,346	8,060,983
Due after five years through ten years	3,791,177	3,828,290
Due after ten years	6,589,868	6,608,366
Mortgage-backed securities	4,868,381	4,810,392
Total	$25,170,359	$25,048,534
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $9 thousand related to held to maturity securities.
At December 31, 2025 and 2024, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity. At December 31, 2025, investments with a carrying value of $2,131 million were on deposit in custodial or trust accounts, of which $1,149 million was on deposit with insurance regulators, $919 million was on deposit in support of the Company’s underwriting activities at Lloyd’s, $35 million was on deposit as security for reinsurance clients and $28 million was on deposit as security for letters of credit issued in support of the Company’s reinsurance operations.

(4)    Investments in Equity Securities
At December 31, 2025 and 2024, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2025
Common stocks	$566,577	$181,120	$(5,584)	$742,113	$742,113
Preferred stocks	433,472	187,891	(5,275)	616,088	616,088
Total	$1,000,049	$369,011	$(10,859)	$1,358,201	$1,358,201

December 31, 2024
Common stocks	$612,479	$223,981	$(76,293)	$760,167	$760,167
Preferred stocks	329,495	122,716	(8,590)	443,621	443,621
Total	$941,974	$346,697	$(84,883)	$1,203,788	$1,203,788

(5)    Arbitrage Trading Account
At December 31, 2025 and 2024, the fair value and carrying value of the arbitrage trading account were $1,221 million and $1,123 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of December 31, 2025, the fair value of long option contracts outstanding was $3 million (notional amount of $278 million) and the fair value of short option contracts outstanding was $66 million (notional amount of $278 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(6)    Net Investment Income
Net investment income consists of the following:

(In thousands)	2025	2024	2023
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$1,307,087	$1,260,429	$929,098
Arbitrage trading account (1)	74,407	69,573	69,369
Equity securities	50,529	48,920	55,726
Investment funds	27,582	(11,491)	16,743
Real estate	(18,450)	(23,616)	(11,185)
Gross investment income	1,441,155	1,343,815	1,059,751
Investment expense	(12,088)	(10,654)	(6,916)
Net investment income	$1,429,067	$1,333,161	$1,052,835

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
The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments of $274 million as of December 31, 2025.
Investment funds consist of the following:

	Carrying Value as of December 31,		Income (Loss) From Investment Funds For the Year Ended
(In thousands)	2025	2024	2025	2024	2023
Financial services (1)	$360,320	$430,163	$(20,504)	$(39,418)	$(10,911)
Transportation	272,775	286,426	32,441	13,335	40,607
Infrastructure	169,847	151,560	15,258	17,071	13,049
Real estate	163,098	178,685	4,023	12,195	(6,676)
Energy	41,966	42,776	146	14,501	5,058
Other funds	353,796	378,636	(3,782)	(29,175)	(24,384)
Total	$1,361,802	$1,468,246	$27,582	$(11,491)	$16,743
(1) Includes the Company’s minority investment in Lifson Re (see Note 26 Related-Party Transactions).
The Company's share of the earnings or losses of investment funds is primarily reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Other funds include deferred compensation trust assets of $43 million and $38 million in 2025 and 2024, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(8)    Real Estate
Investment in real estate represents directly owned property held for investment, as follows:

	As of December 31,
(In thousands)	2025	2024
Properties in operation	$1,051,455	$1,063,687
Properties under development	228,293	227,768
Total	$1,279,748	$1,291,455
In 2025, properties in operation primarily included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington D.C. Properties in operation are net of accumulated depreciation and amortization of $41,942,000 and $38,671,000 as of December 31, 2025 and 2024, respectively. Depreciation expense was $9,453,000, $8,633,000 and $8,935,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $36,767,697 in 2026, $39,898,012 in 2027, $42,512,029 in 2028, $37,191,356 in 2029, $31,563,792 in 2030 and $373,880,063 thereafter.
A mixed-use project in Washington, D.C. had been under development in 2025 and 2024, with the completed portion as noted above reported in properties in operation as of December 31, 2025.

The Company had commitments to invest up to $31 million in certain real estate investment projects as of December 31, 2025.

(9)    Loans Receivable
At December 31, 2025 and 2024, loans receivable were as follows:

	As of December 31,
(In thousands)	2025	2024
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$418,913	$402,382
Commercial loans	—	3,071
Total	$418,913	$405,453

Fair value:
Real estate loans	$419,074	$402,177
Commercial loans	—	3,071
Total	$419,074	$405,248
The real estate loans are secured by commercial and residential real estate primarily located in the U.K. and New York. These loans generally earn interest at fixed or stepped interest rates and have maturities through 2028.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the years ended December 31, 2025 and 2024:

	2025			2024
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Balance, beginning of period	$1,088	$26	$1,114	$2,983	$21	$3,004
Change in expected credit losses	(927)	(26)	(953)	(1,895)	5	(1,890)
Balance, end of period	$161	$—	$161	$1,088	$26	$1,114
During the year ended December 31, 2025, the allowance for expected credit losses decreased primarily due to the redemption of one loan and a decrease in the weighted average life of the remaining loan portfolio. During the year ended December 31, 2024, the allowance for expected credit losses decreased due to a decrease in the weighted average life of the loan portfolio.
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

(10)    Net Investment Gains
Net investment gains were as follows:

(In thousands)	2025	2024	2023
Net investment gains:
Fixed maturity securities:
Gains	$18,544	$15,486	$2,003
Losses	(19,191)	(32,866)	(25,429)
Equity securities (1):
Net realized gains on investment sales (2)	70,042	116,475	161,271
Change in unrealized gains	96,337	120,799	70,448
Investment funds	(292)	1,835	(25,625)
Real estate (3)	26,544	(2,647)	(70,934)
Loans receivable	(87)	—	(18,841)
Other (4)	(61,227)	(139,344)	(45,353)
Net realized and unrealized gains on investments in earnings before allowance for expected credit losses	130,670	79,738	47,540
Change in allowance for expected credit losses on investments:
Fixed maturity securities	597	36,080	715
Loans receivable	953	1,890	(1,213)
Change in allowance for expected credit losses on investments	1,550	37,970	(498)
Net investment gains	132,220	117,708	47,042
Income tax expense	(28,512)	(29,205)	(10,250)
After-tax net investment gains	$103,708	$88,503	$36,792

Change in unrealized investment gains (losses):
Fixed maturity securities without allowance for expected credit losses	$490,594	$83,395	$389,839
Fixed maturity securities with allowance for expected credit losses	(862)	4,428	643
Investment funds	8,203	(3,217)	3,989
Other	(170)	(132)	(1,568)
Total change in unrealized investment gains	497,765	84,474	392,903
Income tax expense	(105,274)	(15,292)	(86,350)
Noncontrolling interests	(1)	2	(2)
After-tax change in unrealized investment gains	$392,490	$69,184	$306,551
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

(11)    Fixed Maturity Securities in an Unrealized Loss Position
The following tables summarize all fixed maturity securities in an unrealized loss position at December 31, 2025 and 2024 by the length of time those securities have been continuously in an unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
U.S. government and government agency	$790,077	$8,902	$183,896	$6,255	$973,973	$15,157
State and municipal	141,680	1,520	1,053,168	36,893	1,194,848	38,413
Mortgage-backed securities	251,861	2,265	839,061	130,415	1,090,922	132,680
Asset-backed securities	644,346	1,643	503,876	15,600	1,148,222	17,243
Corporate	494,240	4,308	1,786,925	58,671	2,281,165	62,979
Foreign government	666,054	9,770	285,640	168,090	951,694	177,860
Fixed maturity securities	$2,988,258	$28,408	$4,652,566	$415,924	$7,640,824	$444,332

December 31, 2024
U.S. government and government agency	$767,515	$9,637	$560,260	$33,226	$1,327,775	$42,863
State and municipal	348,116	8,027	1,411,761	81,430	1,759,877	89,457
Mortgage-backed securities	1,541,464	21,326	1,060,823	171,734	2,602,287	193,060
Asset-backed securities	411,763	4,613	626,237	36,899	1,038,000	41,512
Corporate	1,791,970	21,346	2,951,377	135,117	4,743,347	156,463
Foreign government	600,103	17,933	476,479	167,440	1,076,582	185,373
Fixed maturity securities	$5,460,931	$82,882	$7,086,937	$625,846	$12,547,868	$708,728
Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
Fixed Maturity Securities — A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2025 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	67	$151,002	$165,721
Corporate	24	43,968	814
State and municipal	5	28,958	1,047
Mortgage-backed securities	14	2,244	113
Total	110	$226,172	$167,695
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
Substantially all of the Company’s fixed maturity securities were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are estimated based on observable market data in active markets utilizing pricing models and processes, which may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, sector groupings, matrix pricing and reference data. The pricing services may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs are available for each security evaluation on any given day. The pricing services used by the Company have indicated that they will only produce an estimate of fair value if objectively verifiable information is available. The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness and periodically performs independent price tests of a sample of securities to ensure proper valuation.
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

The following tables present the assets and liabilities measured at fair value as of December 31, 2025 and 2024 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$3,998,038	$—	$3,998,038	$—
State and municipal	1,837,194	—	1,837,194	—
Mortgage-backed securities	4,808,478	—	4,808,478	—
Asset-backed securities	3,810,346	—	3,810,346	—
Corporate	8,687,411	—	8,667,410	20,001
Foreign government	1,875,589	—	1,875,589	—
Total fixed maturity securities available for sale	25,017,056	—	24,997,055	20,001
Equity securities:
Common stocks	742,113	739,186	786	2,141
Preferred stocks	616,088	—	607,414	8,674
Total equity securities	1,358,201	739,186	608,200	10,815
Arbitrage trading account	1,221,103	1,139,447	81,543	113
Total	$27,596,360	$1,878,633	$25,686,798	$30,929
Liabilities:
Trading account securities sold but not yet purchased	$66,285	$66,285	$—	$—

December 31, 2024
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$2,235,341	$—	$2,235,341	$—
State and municipal	2,294,644	—	2,294,644	—
Mortgage-backed securities	3,765,490	—	3,765,490	—
Asset-backed securities	3,885,012	—	3,885,012	—
Corporate	8,417,641	—	8,397,974	19,667
Foreign government	1,755,325	—	1,755,325	—
Total fixed maturity securities available for sale	22,353,453	—	22,333,786	19,667
Equity securities:
Common stocks	760,167	757,115	1,011	2,041
Preferred stocks	443,621	—	439,947	3,674
Total equity securities	1,203,788	757,115	440,958	5,715
Arbitrage trading account	1,122,599	1,062,459	56,630	3,510
Total	$24,679,840	$1,819,574	$22,831,374	$28,892
Liabilities:
Trading account securities sold but not yet purchased	$73,358	$73,358	$—	$—

The following tables summarize changes in Level 3 assets and liabilities for the years ended December 31, 2025 and 2024:

		Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Loss)	Impairments	Purchases	Sales	Paydowns/Maturities	Transfers In / Out	Ending Balance
Year ended December 31, 2025
Assets:
Fixed maturity securities available for sale:
Corporate	$19,667	$—	$334	$—	$—	$—	$—	$—	$20,001
Total	19,667	—	334	—	—	—	—	—	20,001
Equity securities:
Common stocks	2,041	226	—	—	—	(126)	—	—	2,141
Preferred stocks	3,674	—	—	—	6,160	(1,160)	—	—	8,674
Total	5,715	226	—	—	6,160	(1,286)	—	—	10,815
Arbitrage trading account	3,510	1,745	—	—	—	(5,143)	—	1	113
Total	$28,892	$1,971	$334	$—	$6,160	$(6,429)	$—	$1	$30,929

Year ended December 31, 2024
Assets:
Fixed maturity securities available for sale:
Corporate	$—	$—	$(333)	$—	$—	$—	$—	$20,000	$19,667
Total	—	—	(333)	—	—	—	—	20,000	19,667
Equity securities:
Common stocks	1,558	611	—	—	—	(128)	—	—	2,041
Preferred stocks	3,695	36	—	—	—	(57)	—	—	3,674
Total	5,253	647	—	—	—	(185)	—	—	5,715
Arbitrage trading account	3,772	(261)	—	—	—	(38)	—	37	3,510
Total	$9,025	$386	$(333)	$—	$—	$(223)	$—	$20,037	$28,892
For the years ended December 31, 2025 and 2024, one security in each year within the arbitrage trading account portfolio was transferred into Level 3 from Level 2 given there were no available quoted prices or observable inputs.

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
The following tables present undiscounted incurred and paid claims development as of December 31, 2025, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR). The information about incurred and paid claims development for the years ended December 31, 2016 to 2024 is presented as supplementary information. To enhance the comparability of the loss development data, the Company has removed the impact of foreign exchange rate movements by using the December 31, 2025 exchange rate for all periods.

Insurance
Other Liability
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2025
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$1,005,612	$997,545	$1,007,537	$1,019,724	$1,033,882	$1,049,653	$1,080,784	$1,122,522	$1,123,417	$1,112,764	$40,882	29
2017	—	1,056,364	1,089,751	1,112,499	1,130,172	1,169,911	1,239,544	1,257,401	1,289,835	1,312,455	67,962	28
2018	—	—	1,096,770	1,124,246	1,114,611	1,150,004	1,226,496	1,292,474	1,374,968	1,438,893	82,877	29
2019	—	—	—	1,234,191	1,230,155	1,231,387	1,288,106	1,363,275	1,396,896	1,439,633	100,286	31
2020	—	—	—	—	1,332,123	1,205,740	1,150,267	1,158,609	1,188,675	1,234,607	122,379	25
2021	—	—	—	—	—	1,525,082	1,380,843	1,334,315	1,354,190	1,440,014	177,217	28
2022	—	—	—	—	—	—	1,813,543	1,818,251	1,800,663	1,889,294	444,128	30
2023	—	—	—	—	—	—	—	2,114,315	2,077,833	2,054,648	837,033	29
2024	—	—	—	—	—	—	—	—	2,383,071	2,325,325	1,602,853	25
2025	—	—	—	—	—	—	—	—	—	2,626,044	2,237,259	19
Total										$16,873,677

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$67,371	$204,063	$384,280	$551,150	$668,420	$757,859	$861,245	$944,882	$997,545	$1,035,353
2017	—	77,838	251,375	447,980	633,015	768,021	922,491	1,039,147	1,119,561	1,177,876
2018	—	—	85,190	261,870	432,342	611,576	801,704	979,655	1,123,197	1,247,469
2019	—	—	—	86,586	271,989	467,450	700,121	902,947	1,074,214	1,196,228
2020	—	—	—	—	70,510	222,319	417,957	614,487	812,670	949,161
2021	—	—	—	—	—	75,175	265,238	484,808	794,700	1,039,910
2022	—	—	—	—	—	—	92,298	353,014	704,534	1,079,369
2023	—	—	—	—	—	—	—	91,761	366,667	751,329
2024	—	—	—	—	—	—	—	—	95,165	341,419
2025	—	—	—	—	—	—	—	—	—	111,115
Total										$8,929,229
	Reserves for loss and loss adjustment expenses before 2016, net of reinsurance									226,423
	Reserves for loss and loss adjustment expenses, net of reinsurance									$8,170,871

Workers' Compensation
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2025
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$702,716	$696,339	$684,700	$660,520	$651,278	$657,972	$654,385	$641,549	$639,412	$645,507	$17,158	58
2017	—	762,093	733,505	689,622	673,216	683,880	682,153	675,871	669,988	673,458	15,991	58
2018	—	—	778,964	724,697	715,055	724,056	721,170	715,018	708,336	717,051	17,063	56
2019	—	—	—	784,281	721,018	732,762	734,034	722,456	714,086	717,703	17,158	54
2020	—	—	—	—	725,245	716,430	704,008	668,222	652,424	656,816	8,156	42
2021	—	—	—	—	—	742,687	701,703	667,517	649,222	648,190	10,705	46
2022	—	—	—	—	—	—	772,620	745,218	715,578	715,628	26,775	46
2023	—	—	—	—	—	—	—	784,906	758,657	734,685	56,380	46
2024	—	—	—	—	—	—	—	—	811,614	777,646	142,325	48
2025	—	—	—	—	—	—	—	—	—	833,324	350,183	47
Total										$7,120,008

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$142,998	$338,835	$446,072	$504,850	$537,861	$558,934	$572,669	$584,330	$591,005	$598,518
2017	—	153,456	362,299	468,817	525,753	559,198	583,258	603,006	617,243	628,306
2018	—	—	171,006	397,464	508,546	574,889	613,675	642,292	660,237	671,916
2019	—	—	—	184,715	397,376	515,914	581,003	618,324	644,772	663,649
2020	—	—	—	—	172,478	380,454	485,203	548,585	579,332	600,913
2021	—	—	—	—	—	172,729	384,867	490,648	547,863	582,994
2022	—	—	—	—	—	—	180,982	408,929	527,145	598,841
2023	—	—	—	—	—	—	—	195,204	418,788	539,016
2024	—	—	—	—	—	—	—	—	196,104	441,748
2025	—	—	—	—	—	—	—	—	—	212,080
Total										$5,537,981
		Reserves for loss and loss adjustment expenses before 2016, net of reinsurance								264,217
		Reserves for loss and loss adjustment expenses, net of reinsurance								$1,846,244

Professional Liability
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2025
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$310,177	$324,519	$361,292	$402,423	$439,705	$469,048	$464,492	$450,620	$454,376	$451,120	$13,801	9
2017	—	332,545	331,841	337,990	376,818	383,720	392,719	401,348	402,042	401,753	23,170	10
2018	—	—	334,850	322,109	333,268	359,430	382,222	397,629	393,555	389,344	43,168	10
2019	—	—	—	336,064	332,104	345,373	354,054	363,011	364,872	368,639	48,621	11
2020	—	—	—	—	393,872	375,336	337,654	313,348	300,725	296,916	26,890	11
2021	—	—	—	—	—	524,981	471,273	446,441	410,248	415,009	91,622	12
2022	—	—	—	—	—	—	649,151	586,058	556,019	533,621	207,921	12
2023	—	—	—	—	—	—	—	647,434	638,138	596,455	264,670	13
2024	—	—	—	—	—	—	—	—	652,871	647,813	362,839	15
2025	—	—	—	—	—	—	—	—	—	692,538	529,514	16
Total										$4,793,208

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$28,514	$102,444	$201,586	$255,458	$297,756	$357,868	$405,866	$413,456	$422,901	$427,370
2017	—	36,445	96,150	162,623	242,971	261,069	306,582	329,340	349,730	362,678
2018	—	—	28,167	99,595	155,138	198,574	244,079	283,645	315,703	327,645
2019	—	—	—	31,652	97,328	147,779	200,255	235,114	270,992	298,961
2020	—	—	—	—	27,932	80,099	128,777	168,902	196,626	237,215
2021	—	—	—	—	—	28,539	85,866	153,032	220,397	276,769
2022	—	—	—	—	—	—	33,412	90,574	161,334	255,314
2023	—	—	—	—	—	—	—	41,073	122,356	215,591
2024	—	—	—	—	—	—	—	—	40,369	136,010
2025	—	—	—	—	—	—	—	—	—	54,712
Total										$2,592,265
	Reserves for loss and loss adjustment expenses before 2016, net of reinsurance									58,601
	Reserves for loss and loss adjustment expenses, net of reinsurance									$2,259,544

Auto
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2025
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$417,591	$418,263	$428,927	$429,436	$426,313	$426,265	$428,158	$429,911	$428,352	$427,441	$1,129	48
2017	—	413,468	410,860	413,230	417,437	423,681	427,964	428,541	430,149	430,995	1,544	44
2018	—	—	423,455	443,583	460,219	474,879	502,611	511,694	513,912	512,884	2,518	43
2019	—	—	—	463,232	466,184	483,737	508,810	525,412	532,678	532,577	4,645	43
2020	—	—	—	—	493,539	396,628	407,526	433,991	440,637	445,804	1,301	29
2021	—	—	—	—	—	552,005	517,236	552,222	583,696	608,850	11,077	35
2022	—	—	—	—	—	—	723,267	740,688	763,806	802,255	35,392	41
2023	—	—	—	—	—	—	—	890,682	907,503	930,020	91,528	43
2024	—	—	—	—	—	—	—	—	1,062,427	1,022,138	276,533	44
2025	—	—	—	—	—	—	—	—	—	1,153,852	603,269	40
Total										$6,866,816

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$180,603	$273,083	$333,092	$378,826	$397,671	$407,239	$415,630	$421,684	$424,338	$424,501
2017	—	173,964	257,335	314,739	357,282	386,260	403,864	414,486	422,351	425,108
2018	—	—	173,955	272,312	337,926	397,867	445,885	479,508	494,308	502,832
2019	—	—	—	180,027	280,089	361,142	423,458	474,177	500,234	518,787
2020	—	—	—	—	136,907	213,648	285,885	346,903	402,187	425,583
2021	—	—	—	—	—	168,499	289,019	379,969	476,465	550,804
2022	—	—	—	—	—	—	237,885	394,137	531,324	657,551
2023	—	—	—	—	—	—	—	271,552	467,227	661,466
2024	—	—	—	—	—	—	—	—	295,450	537,738
2025	—	—	—	—	—	—	—	—	—	317,147
Total										$5,021,517
		Reserves for loss and loss adjustment expenses before 2016, net of reinsurance								5,042
		Reserves for loss and loss adjustment expenses, net of reinsurance								$1,850,341

Short-tail lines
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2025
For the Year Ended December 31,
	Unaudited										IBNR	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$754,787	$758,453	$745,814	$740,062	$734,292	$736,723	$735,410	$735,706	$733,948	$734,213	$1,563	32
2017	—	731,043	730,031	724,245	723,194	722,906	724,139	722,842	722,404	722,888	1,686	40
2018	—	—	741,978	732,244	728,956	727,513	724,921	724,069	719,517	719,947	3,791	47
2019	—	—	—	703,739	685,145	675,146	669,008	669,126	658,750	657,296	3,574	42
2020	—	—	—	—	883,190	888,216	906,102	910,086	913,270	907,269	4,297	36
2021	—	—	—	—	—	805,775	810,447	793,743	790,837	790,146	9,499	33
2022	—	—	—	—	—	—	905,427	889,716	880,655	880,999	18,124	32
2023	—	—	—	—	—	—	—	1,036,001	997,840	989,593	37,413	28
2024	—	—	—	—	—	—	—	—	1,255,511	1,114,550	97,447	30
2025	—	—	—	—	—	—	—	—	—	1,436,694	610,043	22
Total										$8,953,595

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$404,261	$653,463	$694,726	$709,649	$714,504	$721,214	$722,046	$727,037	$729,261	$730,279
2017	—	429,297	667,922	695,780	707,688	710,855	718,026	723,385	725,808	725,326
2018	—	—	401,786	645,593	691,916	708,876	707,915	712,992	715,706	718,309
2019	—	—	—	392,224	600,542	629,728	642,116	650,202	652,285	653,178
2020	—	—	—	—	447,119	768,708	829,695	884,658	888,968	889,801
2021	—	—	—	—	—	389,015	677,203	733,205	756,084	770,016
2022	—	—	—	—	—	—	440,972	762,169	827,800	850,260
2023	—	—	—	—	—	—	—	531,859	847,059	911,546
2024	—	—	—	—	—	—	—	—	559,412	923,661
2025	—	—	—	—	—	—	—	—	—	587,273
Total										$7,759,649
	Reserves for loss and loss adjustment expenses before 2016, net of reinsurance									(445)
	Reserves for loss and loss adjustment expenses, net of reinsurance									$1,193,501

Reinsurance & Monoline Excess
Casualty
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2025
For the Year Ended December 31,
	Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR
2016	$266,797	$278,899	$271,026	$293,396	$327,222	$326,843	$333,682	$328,995	$332,892	$337,165	$9,541
2017	—	257,234	247,785	265,054	286,643	305,992	321,755	335,173	345,090	357,493	16,254
2018	—	—	247,465	236,747	256,413	272,487	283,962	311,426	328,553	341,329	21,566
2019	—	—	—	262,465	259,821	266,712	266,965	296,080	316,801	336,042	28,772
2020	—	—	—	—	336,854	332,164	330,205	349,072	347,967	356,608	42,420
2021	—	—	—	—	—	430,770	432,251	424,891	427,481	453,576	86,204
2022	—	—	—	—	—	—	494,853	507,154	479,837	486,146	140,864
2023	—	—	—	—	—	—	—	479,858	472,917	484,781	222,872
2024	—	—	—	—	—	—	—	—	436,374	413,652	295,429
2025	—	—	—	—	—	—	—	—	—	443,941	395,239
Total										$4,010,733

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$26,586	$73,567	$115,091	$159,774	$193,329	$228,350	$249,234	$267,601	$279,732	$294,864
2017	—	25,292	54,455	86,635	144,009	169,593	198,765	233,392	269,624	290,428
2018	—	—	18,942	52,766	93,374	128,903	164,086	207,741	245,388	270,913
2019	—	—	—	21,522	52,707	81,367	116,771	170,418	220,154	255,525
2020	—	—	—	—	28,319	67,078	109,610	171,832	218,359	254,833
2021	—	—	—	—	—	24,696	77,110	146,076	212,227	280,381
2022	—	—	—	—	—	—	28,077	83,762	159,448	233,285
2023	—	—	—	—	—	—	—	17,685	66,831	131,943
2024	—	—	—	—	—	—	—	—	16,875	55,767
2025	—	—	—	—	—	—	—	—	—	13,573
Total										$2,081,512
	Reserves for loss and loss adjustment expenses before 2016, net of reinsurance									331,375
		Reserves for loss and loss adjustment expenses, net of reinsurance								$2,260,596

Monoline Excess
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2025
For the Year Ended December 31,
	Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR
2016	$72,657	$70,281	$71,404	$64,957	$65,485	$65,222	$63,932	$59,804	$55,371	$57,373	$1,048
2017	—	76,701	80,508	70,749	71,025	66,795	65,147	62,213	57,073	48,281	2,751
2018	—	—	77,820	72,505	71,448	66,180	60,347	58,244	54,784	46,233	3,299
2019	—	—	—	78,929	77,482	76,242	76,478	73,571	70,929	63,702	4,822
2020	—	—	—	—	84,354	83,468	82,952	80,946	70,219	60,759	10,403
2021	—	—	—	—	—	98,110	90,980	89,220	84,681	85,078	15,135
2022	—	—	—	—	—	—	128,923	101,725	100,612	90,351	13,742
2023	—	—	—	—	—	—	—	110,446	86,901	85,509	22,170
2024	—	—	—	—	—	—	—	—	120,046	89,794	45,243
2025	—	—	—	—	—	—	—	—	—	133,713	89,175
Total										$760,793

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$2,498	$4,783	$5,573	$5,928	$7,685	$9,883	$11,819	$13,569	$16,872	$18,766
2017	—	6,282	12,810	15,356	17,327	18,375	19,275	21,275	23,523	25,457
2018	—	—	6,141	8,230	9,368	10,359	12,414	13,583	14,952	16,828
2019	—	—	—	6,241	10,884	12,728	15,436	18,836	21,094	24,642
2020	—	—	—	—	4,869	8,699	10,471	12,869	15,427	18,072
2021	—	—	—	—	—	4,586	6,026	8,872	11,412	13,973
2022	—	—	—	—	—	—	5,898	10,564	17,778	26,975
2023	—	—	—	—	—	—	—	6,390	12,471	16,547
2024	—	—	—	—	—	—	—	—	5,723	9,436
2025	—	—	—	—	—	—	—	—	—	6,014
Total										$176,710
	Reserves for loss and loss adjustment expenses before 2016, net of reinsurance									576,839
	Reserves for loss and loss adjustment expenses, net of reinsurance									$1,160,922

Property
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2025
For the Year Ended December 31,
	Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR
2016	$186,014	$192,180	$199,087	$198,635	$204,166	$202,119	$203,126	$204,261	$203,249	$204,044	$666
2017	—	228,476	223,694	222,774	221,753	215,552	216,037	217,179	216,027	216,352	290
2018	—	—	126,458	129,079	120,813	122,516	120,712	119,094	118,023	117,318	749
2019	—	—	—	120,797	93,545	98,085	97,060	96,996	96,129	96,760	1,209
2020	—	—	—	—	132,262	134,287	133,004	137,810	136,468	141,563	3,737
2021	—	—	—	—	—	156,684	168,907	166,320	162,159	158,306	2,286
2022	—	—	—	—	—	—	207,282	206,632	203,495	197,161	12,674
2023	—	—	—	—	—	—	—	177,380	173,605	165,333	14,323
2024	—	—	—	—	—	—	—	—	256,437	231,060	65,848
2025	—	—	—	—	—	—	—	—	—	307,718	181,307
Total										$1,835,615

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$91,496	$150,392	$174,539	$186,047	$193,716	$195,856	$200,197	$202,117	$202,537	$203,237
2017	—	87,893	163,021	194,423	202,727	206,293	209,510	212,117	212,868	213,968
2018	—	—	46,928	81,241	98,836	104,285	112,511	113,835	114,461	114,560
2019	—	—	—	35,584	70,147	84,513	87,111	89,023	90,942	92,024
2020	—	—	—	—	39,668	81,413	102,822	111,751	118,775	126,803
2021	—	—	—	—	—	31,657	92,757	130,615	145,630	148,460
2022	—	—	—	—	—	—	56,561	129,019	152,660	171,165
2023	—	—	—	—	—	—	—	58,403	110,388	133,772
2024	—	—	—	—	—	—	—	—	69,398	139,970
2025	—	—	—	—	—	—	—	—	—	86,168
Total										$1,430,127
	Reserves for loss and loss adjustment expenses before 2016, net of reinsurance									3,639
	Reserves for loss and loss adjustment expenses, net of reinsurance									$409,127

The reconciliation of the net incurred and paid claims development tables to the reserves for losses and loss expenses in the consolidated balance sheet is as follows:

(In thousands)	December 31, 2025
Undiscounted reserves for loss and loss expenses, net of reinsurance:
Other liability	$8,170,871
Workers' compensation	1,846,244
Professional liability	2,259,544
Auto	1,850,341
Short-tail lines	1,193,501
Other	222,930
Insurance	15,543,431
Casualty	2,260,596
Monoline excess	1,160,922
Property	409,127
Reinsurance & Monoline Excess	3,830,645
Total undiscounted reserves for loss and loss expenses, net of reinsurance	$19,374,076

(In thousands)	December 31, 2025
Due from reinsurers on unpaid claims:
Other liability	$1,162,055
Workers' compensation	164,412
Professional liability	1,086,923
Auto	65,748
Short-tail lines	429,944
Other	145,790
Insurance	3,054,872
Casualty	97,489
Monoline excess	41,132
Property	60,606
Reinsurance & Monoline Excess	199,227
Total due from reinsurers on unpaid claims	$3,254,099

(In thousands)	December 31, 2025
Loss reserve discount:
Other liability	$—
Workers' compensation	(9,263)
Professional liability	—
Auto	—
Short-tail lines	—
Other	—
Insurance	(9,263)
Casualty	(64,732)
Monoline excess	(346,407)
Property	—
Reinsurance & Monoline Excess	(411,139)
Total loss reserve discount	$(420,402)
Total gross reserves for loss and loss expenses	$22,207,773
The following is supplementary information regarding average historical claims duration as of December 31, 2025:

Insurance
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Other liability	5.3%	12.7%	15.6%	16.4%	13.5%	11.0%	9.2%	7.4%	4.6%	3.4%
Workers' compensation	25.0%	31.2%	16.2%	9.2%	5.1%	3.6%	2.5%	1.8%	1.3%	1.2%
Professional liability	7.5%	15.3%	16.0%	15.0%	9.7%	11.6%	8.0%	3.3%	2.7%	1.0%
Auto	32.4%	20.0%	15.6%	12.7%	9.1%	4.6%	2.7%	1.6%	0.6%	—%
Short-tail lines	52.3%	33.9%	6.0%	2.8%	0.7%	0.6%	0.3%	0.5%	0.1%	0.1%

Reinsurance & Monoline Excess
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Casualty	5.7%	10.5%	12.2%	13.9%	11.9%	11.3%	9.4%	7.7%	4.7%	4.5%
Monoline excess	7.9%	6.0%	3.9%	4.0%	3.7%	3.2%	4.0%	3.9%	4.9%	3.3%
Property	33.2%	32.8%	15.2%	6.0%	3.5%	2.3%	1.2%	0.5%	0.4%	0.3%

The table below provides a reconciliation of the beginning and ending reserve balances:

(In thousands)	2025	2024	2023
Net reserves at beginning of year	$17,166,641	$15,661,820	$14,248,879
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	7,702,638	7,083,999	6,311,780
Increase in estimates for claims occurring in prior years (2)	34,446	14,350	29,681
Loss reserve discount accretion	34,573	33,246	30,681
Total	7,771,657	7,131,595	6,372,142
Net payments for claims:
Current year	1,375,478	1,278,585	1,217,078
Prior year	4,758,098	4,205,845	3,764,532
Total	6,133,576	5,484,430	4,981,610
Foreign currency translation	148,952	(142,344)	22,409
Net reserves at end of year	18,953,674	17,166,641	15,661,820
Ceded reserve at end of year	3,254,099	3,201,389	3,077,832
Gross reserves at end of year	$22,207,773	$20,368,030	$18,739,652

Net change in premiums and losses occurring in prior years:
Increase in estimates for claims occurring in prior years (2)	$(34,446)	$(14,350)	$(29,681)
Retrospective premium adjustments for claims occurring in prior years (3)	37,692	18,782	10,782
Net premium and reserve development on prior years	$3,246	$4,432	$(18,899)
_______________________________________
(1)Claims occurring during the current year are net of loss reserve discounts of $56 million, $49 million and $47 million in 2025, 2024, and 2023, respectively.
(2)The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $29 million in 2025, increased by $13 million in 2024 and decreased by $13 million in 2023.
(3)For certain retrospectively rated insurance polices and reinsurance agreements, changes in loss and loss expenses for prior years are offset by additional or return premiums.
Favorable prior year development (net of additional and return premiums) was $3 million in 2025.
Insurance – Reserves for the Insurance segment developed unfavorably by $44 million in 2025 (net of additional and return premiums). The adverse development was driven by the other liability and auto liability lines of business, and was partially offset by favorable development for short tail lines of business, auto physical damage, professional liability and workers’ compensation.
The adverse other liability development was driven mainly by umbrella and excess liability claims, and to a lesser degree from the Company’s primary surplus lines casualty business. The umbrella and excess liability development included a significant component stemming from underlying auto exposures. The other liability development was concentrated in accident years 2017 through 2022. The adverse auto liability development was concentrated in accident years 2021 through 2023. The Company believes that auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. An increase in the frequency of litigated claims is also driving up both indemnity and loss adjustment expense in these lines of business beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others.
The favorable development for both short tail lines of business and auto physical damage related to the 2024 accident year, and resulted from favorable settlements of both catastrophe and non-catastrophe property claims below our expectations. The favorable professional liability development related mainly to accident years 2022 and 2023, and was driven by lower reported claim frequency and incurred losses than expected. The favorable workers’ compensation development was mainly related to accident years 2023 and 2024, and resulted from a continuation of favorable reported claim frequency below expectations, although the magnitude of the favorable development in this line has moderated from levels seen in previous years.
Reinsurance & Monoline Excess – Reserves for the Reinsurance & Monoline Excess segment developed favorably by $47 million in 2025 (net of additional and return premiums). The favorable development was driven mainly by property and workers’ compensation business, and was partially offset by adverse development in casualty reinsurance assumed. Similar to the Insurance segment, the favorable property development related primarily to the 2024 accident year and resulted from favorable claims settlements below our expectations. The favorable workers’ compensation development was driven by continued lower claim frequency and reported losses relative to expectations, and was spread across many prior accident years, mainly 2017 through 2024. The unfavorable development for casualty reinsurance was concentrated mainly in accident years 2019 through 2023 and was associated primarily with non-proportional assumed reinsurance.
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
The Company’s net reserves for losses and loss expenses relating to asbestos and environmental claims on policies written before adoption of the absolute exclusion was $13 million and $16 million at December 31, 2025 and 2024, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
Discounting — The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,400 million and $1,358 million at December 31, 2025 and 2024, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $420 million and $405 million at December 31, 2025 and 2024, respectively. At December 31, 2025, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.6%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2025) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2025), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates prescribed or permitted by the Department of Insurance of the State of Delaware.

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
The following is a summary of reinsurance financial information:

(In thousands)	2025	2024	2023
Written premiums:
Direct	$13,694,521	$12,904,893	$11,676,743
Assumed	1,410,548	1,306,198	1,295,263
Ceded	(2,393,742)	(2,238,995)	(2,017,539)
Total net written premiums	$12,711,327	$11,972,096	$10,954,467

Earned premiums:
Direct	$13,401,453	$12,346,924	$11,112,980
Assumed	1,387,726	1,364,774	1,246,288
Ceded	(2,342,241)	(2,163,213)	(1,958,581)
Total net earned premiums	$12,446,938	$11,548,485	$10,400,687

Ceded losses and loss expenses incurred	$1,400,570	$1,368,279	$1,376,144
Ceded commission earned	$555,763	$505,753	$471,841

The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the years ended December 31, 2025 and 2024:

(In thousands)	2025	2024
Allowance for expected credit losses, beginning of period	$39,884	$35,110
Change in expected credit losses	2,122	4,774
Allowance for expected credit losses, end of period	$42,006	$39,884
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the years ended December 31, 2025 and 2024:

(In thousands)	2025	2024
Allowance for expected credit losses, beginning of period	$8,350	$8,404
Change in expected credit losses	(1,972)	(54)
Allowance for expected credit losses, end of period	$6,378	$8,350

The following table presents the amounts due from reinsurers as of December 31, 2025:

(In thousands)

Lifson Re	$537,366
Lloyd’s of London	358,718
Partner Re	295,800
Munich Re	250,080
Berkshire Hathaway	246,729
Hannover Re	222,358
Renaissance Re	217,251
Swiss Re	132,731
Liberty Mutual	124,916
Everest Re	86,017
Arch Capital	76,095
Axis Capital	70,166
Sompo Holdings	64,383
Fairfax Financial	60,919
Nationwide Corp	60,342
TOA Reinsurance	51,290
Korean Re	45,858
Axa Insurance	42,361
MS & AD Insurance	38,179
Markel Corp	34,949
Chubb	27,873
Helvetia Holdings	25,542
Other reinsurers less than $20,000	378,336
Subtotal	3,448,259
Residual market pools (1)	101,132
Allowance for expected credit losses	(6,378)
Total	$3,543,013
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

(15)    Indebtedness
Indebtedness consisted of the following as of December 31, 2025 (the difference between the face value and the carrying value is unamortized discount and debt issuance costs):

			Carrying Value
(In thousands)	Interest Rate	Face Value	2025	2024
Senior notes and other debt due on:
February 15, 2037	6.250%	$250,000	$248,776	$248,666
August 1, 2044	4.750%	350,000	346,574	346,389
May 12, 2050	4.000%	470,000	488,449	489,207
March 30, 2052	3.550%	400,000	394,807	394,609
September 30, 2061	3.150%	350,000	343,498	343,314
Subsidiary debt and other (1)	Various	7,094	7,094	8,973
Total senior notes and other debt		$1,827,094	$1,829,198	$1,831,158
Subordinated debentures due on:
March 30, 2058	5.700%	$185,000	$179,811	$179,489
December 30, 2059	5.100%	300,000	291,895	291,418
September 30, 2060	4.250%	250,000	244,958	244,668
March 30, 2061	4.125%	300,000	293,863	293,515
Total subordinated debentures		$1,035,000	$1,010,527	$1,009,090
________________
(1) Subsidiary debt of $7.3 million is due in 2026, partially offset by the unamortized cost of $0.2 million due to entering into the $300 million senior unsecured revolving credit facility.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of December 31, 2025, there were no borrowings outstanding under the facility.

(16)    Income Taxes
Income tax expense (benefit) consists of:

(In thousands)	Current Expense	Deferred Expense (Benefit)	Total
December 31, 2025
U.S. Federal	$399,800	$(16,709)	$383,091
State & Local	13,597	(561)	13,036
Foreign	96,856	2,781	99,637
Total expense (benefit)	$510,253	$(14,489)	$495,764

December 31, 2024
Domestic	$344,210	$51,754	$395,964
Foreign	69,312	44,640	113,952
Total expense	$413,522	$96,394	$509,916

December 31, 2023
Domestic	$352,891	$(43,456)	$309,435
Foreign	44,372	16,750	61,122
Total expense (benefit)	$397,263	$(26,706)	$370,557

Income before income taxes from domestic operations was $1,881 million, $1,840 million and $1,430 million for the years ended December 31, 2025, 2024 and 2023, respectively. Income before income taxes from foreign operations was $400 million, $424 million and $324 million for the years ended December 31, 2025, 2024 and 2023, respectively.
A reconciliation of the income tax expense and the amounts computed by applying the Federal and foreign income tax rate of 21% for 2025, 2024 and 2023 to pre-tax income are as follows:

(In thousands)	2025	%	2024	2023
U.S. Federal Statutory Tax Rate	$478,914	21.0%	$475,543	$368,425
State and Local Taxes, Net of Federal Benefit (1)	10,299	0.4%	12,329	12,271
Foreign Tax Effects	11,635	0.5%	19,317	(1,896)
Effect of Cross-Border Tax Laws	(14,727)	(0.7)%	—	—
Changes in Valuation Allowances	19,726	0.9%	(220)	(10,883)
Nontaxable or Nondeductible Items	(10,083)	(0.4)%	2,947	2,640
Total	$495,764	21.7%	$509,916	$370,557
(1) State income taxes in Florida and Illinois made up the majority (greater than 50%) of the tax effect in this category.

At December 31, 2025 and 2024, the tax effects of differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

(In thousands)	2025	2024
Deferred tax asset:
Loss reserve discounting	$253,980	$218,222
Unearned premiums	228,752	216,721
Unrealized investment losses	—	58,701
Net operating losses & foreign tax credits	77,810	62,159
Other-than-temporary impairments	5,006	7,149
Employee compensation plans	83,034	70,529
Other	82,948	81,915
Gross deferred tax asset	731,530	715,396
Less valuation allowance	(55,789)	(36,063)
Deferred tax asset	675,741	679,333
Deferred tax liability:
Amortization of intangibles	15,541	15,124
Unrealized investment gains	41,641	—
Deferred policy acquisition costs	204,979	195,150
Property, furniture and equipment	61,479	45,276
Investment funds	229,694	184,899
Other	80,784	83,818
Deferred tax liability	634,118	524,267
Net deferred tax asset	$41,623	$155,066
The Company had a net current tax payable of $81 million and $14 million at December 31, 2025 and 2024, respectively. At December 31, 2025, the Company had foreign net operating loss carryforwards of $179 million that have no expiration date. At December 31, 2025, the Company had a valuation allowance of $56 million. The Company has provided a valuation allowance against the utilization of $33 million of foreign tax credits and the future net operating loss carryforward benefits of $23 million for certain foreign operations. The statute of limitations for the Company’s U.S. Federal income tax returns has closed for all years through December 31, 2021.
The realization of the deferred tax asset is dependent upon the Company’s ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future current operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $585 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

(17)    Dividends from Subsidiaries and Statutory Financial Information
The Company’s insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. The Company’s lead insurer, Berkley Insurance Company ("BIC"), directly or indirectly owns all of the Company’s other insurance companies. During 2026, the maximum amount of dividends that can be paid by BIC without such approval is approximately $1.4 billion.
BIC’s combined net income and statutory capital and surplus, as determined in accordance with statutory accounting practices ("SAP"), are as follows:

(In thousands)	2025	2024	2023
Net income	$1,588,605	$1,624,686	$1,176,255
Statutory capital and surplus	$9,857,138	$9,421,874	$8,776,138
    The significant variances between SAP and GAAP are that for statutory purposes bonds are carried at amortized cost, unrealized gains and losses on equity securities are recorded in surplus, acquisition costs are charged to income as incurred, deferred Federal income taxes are subject to limitations, excess and assumed workers’ compensation reserves are discounted at different discount rates and certain assets designated as “non-admitted assets” are charged against surplus. The Commissioner of Insurance of the State of Delaware has allowed BIC to recognize a non-tabular discount on certain workers' compensation loss reserves, which is a permitted practice that differs from SAP. The effect of using this permitted practice was an increase to BIC’s statutory capital and surplus by $167 million at December 31, 2025.
The National Association of Insurance Commissioners (“NAIC”) has risk-based capital (“RBC”) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company’s mix of products and its balance sheet. This guidance is used to calculate two capital measurements: Total Adjusted Capital and RBC Authorized Control Level. Total Adjusted Capital is equal to the Company’s statutory capital and surplus excluding capital and surplus derived from the use of permitted practices that differ from statutory accounting practices. RBC Authorized Control Level is the capital level used by regulatory authorities to determine whether remedial action is required. Generally, no remedial action is required if Total Adjusted Capital is 200% or more of the RBC Authorized Control Level. At December 31, 2025, BIC’s Total Adjusted Capital of $9.7 billion was 397% of its RBC Authorized Control Level.
See Note 3, Investments in Fixed Maturity Securities, for a description of assets held on deposit as security.

(18)    Common Stockholders’ Equity
The weighted average number of shares used in the computation of net income per share was as follows:

(In thousands)	2025	2024	2023
Basic	396,968	399,734	406,500
Diluted	399,861	403,224	409,948

Treasury shares have been excluded from average outstanding shares from the date of acquisition. The weighted average number of basic shares outstanding includes the impact of 17,378,810 common shares held in a grantor trust. The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since shares deliverable under vested RSUs were already included in diluted shares outstanding. The difference in calculating basic and diluted net income per share is attributable entirely to the dilutive effect of stock-based compensation plans. Changes in shares of common stock outstanding, net of treasury shares, are presented below. Shares of common stock issued and outstanding do not include shares related to unissued restricted stock units (including shares held in the grantor trust).

	2025	2024	2023
Balance, beginning of year	380,066,070	384,817,136	396,819,150
Shares issued	1,158,755	951,930	1,059,500
Shares repurchased	(4,069,026)	(5,702,996)	(13,061,514)
Balance, end of year	377,155,799	380,066,070	384,817,136

The amount of dividends paid is dependent upon factors such as the receipt of dividends from our subsidiaries, our results of operations, cash flow, financial condition and business needs, the capital and surplus requirements of our subsidiaries, and applicable insurance regulations that limit the amount of dividends that may be paid by our regulated insurance subsidiaries.

(19)    Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2025 and 2024:

	2025		2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$25,047,662	$25,048,534	$22,397,865	$22,399,426
Equity securities	1,358,201	1,358,201	1,203,788	1,203,788
Arbitrage trading account	1,221,103	1,221,103	1,122,599	1,122,599
Loans receivable	418,913	419,074	405,453	405,248
Cash and cash equivalents	2,539,938	2,539,938	1,974,747	1,974,747
Trading accounts receivable from brokers and clearing organizations	11,669	11,669	60,327	60,327
Due from broker	629	629	—	—

Liabilities:
Due to broker	—	—	70,483	70,483
Trading account securities sold but not yet purchased	66,285	66,285	73,358	73,358
Senior notes and other debt	1,829,198	1,440,055	1,831,158	1,425,852
Subordinated debentures	1,010,527	760,400	1,009,808	805,864
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
At December 31, 2025, the Company had commitments to invest up to $274 million and $31 million in certain investment funds and real estate construction projects, respectively.

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
    The main leases entered into by the Company are for office space used by the Company’s businesses across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information is as follows:

	For the Year Ended December 31,

(In thousands)	2025	2024
Leases:
Lease cost	$54,261	$45,718
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$49,421	$49,441
Right-of-use assets obtained in exchange for new lease liabilities	$74,451	$43,624

	As of December 31,
($ in thousands)	2025	2024
Right-of-use assets	$221,480	$180,035
Lease liabilities	$260,451	$218,397
Weighted-average remaining lease term	7.1 years	7.2 years
Weighted-average discount rate	5.98%	5.59%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	December 31, 2025
Contractual Maturities:
2026	$54,475
2027	47,249
2028	45,830
2029	41,825
2030	37,008
Thereafter	96,197
Total undiscounted future minimum lease payments	322,584
Less: Discount impact	62,133
Total lease liability	$260,451

(22)    Stock Incentive Plan
Pursuant to the Company's stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. The following table summarizes RSU information for the three years ended December 31, 2025:

	2025	2024	2023
RSUs granted and unvested at beginning of period:	5,734,397	6,435,267	6,927,639
Granted	1,043,988	1,217,056	1,647,690
Vested	(1,470,318)	(1,594,183)	(1,726,956)
Canceled	(376,921)	(323,743)	(413,106)
RSUs granted and unvested at end of period:	4,931,146	5,734,397	6,435,267

Upon vesting, shares of the Company’s common stock equal to the number of vested RSUs are issued or deferred to a later date, depending on the terms of the specific award agreement. As of December 31, 2025, 17,375,058 RSUs had been deferred. RSUs that have not yet vested and vested RSUs that have been deferred are not considered to be issued and outstanding shares.

The fair value of RSUs at the date of grant are recorded as unearned compensation, a component of stockholders’ equity, and expensed over the vesting period. Following is a summary of changes in unearned compensation for the three years ended December 31, 2025:

(In thousands)	2025	2024	2023
Unearned compensation at beginning of year	$153,329	$148,080	$142,060
RSUs granted, net of cancellations	65,901	63,347	62,418
RSUs expensed	(52,524)	(52,380)	(49,200)
RSUs forfeitures	(8,653)	(5,718)	(7,198)
Unearned compensation at end of year	$158,053	$153,329	$148,080

(23)    Compensation Plans
The Company and its subsidiaries have profit sharing plans in which substantially all employees participate. The plans provide for minimum annual contributions of 5% of eligible compensation; contributions above the minimum are discretionary and vary with each participating businesses's profitability. Employees become eligible to participate in the plan on the first day of the calendar quarter following the first full calendar quarter after the employee's date of hire provided the employee has completed 250 hours of service during the calendar quarter. The plans provide that 40% of the contributions vest immediately and that the remaining 60% vest at varying percentages based upon years of service. Profit sharing expense was $80 million, $72 million and $75 million in 2025, 2024 and 2023, respectively.
The Company has a long-term incentive compensation plan ("LTIP") that provides for compensation to key executives based on the growth in the Company's book value per share over a five year period.
The following table summarizes the outstanding LTIP awards as of December 31, 2025:

	Units Outstanding	Maximum Value	Inception to date earned through December 31, 2025 on outstanding units
2021 grant	197,500	$19,750,000	$19,750,000
2022 grant	220,500	22,050,000	22,050,000
2023 grant	235,000	23,500,000	20,014,894
2024 grant	252,500	25,250,000	13,598,077
2025 grant	244,750	24,475,000	5,767,601

The following table summarizes the LTIP expense for each of the three years ended December 31, 2025:

(In thousands)	2025	2024	2023
2019 grant	—	—	3,241
2020 grant	—	135	7,047
2021 grant	(39)	3,543	6,561
2022 grant	2,523	8,167	6,155
2023 grant	7,799	7,076	5,424
2024 grant	7,154	6,476	—
2025 grant	5,768	—	—
Total	$23,205	$25,397	$28,428

(24)    Supplemental Financial Statement Data
Other operating costs and expenses consist of the following:

(In thousands)	2025	2024	2023
Amortization of deferred policy acquisition costs	$1,384,739	$1,219,849	$1,038,975
Insurance operating expenses	2,131,785	2,075,053	1,915,711
Insurance service expenses	94,374	90,640	91,714
Net foreign currency losses (gains)	68,006	(52,376)	31,799
Other costs and expenses	297,930	269,140	285,737
Total	$3,976,834	$3,602,306	$3,363,936

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

	Revenues				Expenses
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Losses and Loss Expenses	Policy Acquisition and Insurance Operating Expenses	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Year ended December 31, 2025
Insurance	$10,936,028	$1,118,607	$40,966	$12,095,601	$6,947,232	$3,076,726	$44,399	$10,068,357	$2,027,244	$1,584,440
Reinsurance & Monoline Excess	1,510,910	270,851	—	1,781,761	824,425	439,798	—	1,264,223	517,538	407,659
Corporate, other and eliminations (3)	—	39,609	658,665	698,274	—	—	1,094,733	1,094,733	(396,459)	(316,404)
Net investment gains	—	—	132,220	132,220	—	—	—	—	132,220	103,708
Consolidated	$12,446,938	$1,429,067	$831,851	$14,707,856	$7,771,657	$3,516,524	$1,139,132	$12,427,313	$2,280,543	$1,779,403

Year ended December 31, 2024
Insurance	$10,086,308	$1,057,738	$37,455	$11,181,501	$6,332,490	$2,863,697	$43,231	$9,239,418	$1,942,083	$1,503,875
Reinsurance & Monoline Excess	1,462,177	234,728	—	1,696,905	799,105	431,205	—	1,230,310	466,595	367,569
Corporate, other and eliminations (3)	—	40,695	601,943	642,638	—	—	904,531	904,531	(261,893)	(203,832)
Net investment gains	—	—	117,708	117,708	—	—	—	—	117,708	88,503
Consolidated	$11,548,485	$1,333,161	$757,106	$13,638,752	$7,131,595	$3,294,902	$947,762	$11,374,259	$2,264,493	$1,756,115

Year ended December 31, 2023
Insurance	$9,007,376	$783,660	$36,830	$9,827,866	$5,615,526	$2,545,310	$37,112	$8,197,948	$1,629,918	$1,283,281
Reinsurance & Monoline Excess	1,393,311	221,966	—	1,615,277	756,616	409,376	—	1,165,992	449,285	355,155
Corporate, other and eliminations (3)	—	47,209	605,544	652,753	—	—	1,024,595	1,024,595	(371,842)	(293,869)
Net investment gains	—	—	47,042	47,042	—	—	—	—	47,042	36,792
Consolidated	$10,400,687	$1,052,835	$689,416	$12,142,938	$6,372,142	$2,954,686	$1,061,707	$10,388,535	$1,754,403	$1,381,359

Identifiable Assets
(In thousands)	December 31,
	2025	2024
Insurance	$35,830,534	$33,030,140
Reinsurance & Monoline Excess	5,891,538	5,669,729
Corporate, other and eliminations (3)	2,348,999	1,867,399
Consolidated	$44,071,071	$40,567,268
_______________________________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2) Revenues for Insurance includes $1,408 million, $1,471 million, and $1,171 million in 2025, 2024 and 2023, respectively, from foreign countries. Revenues for Reinsurance & Monoline Excess includes $516 million, $485 million, and $463 million in 2025, 2024 and 2023, respectively, from foreign countries.
(3) Corporate, other and eliminations represent corporate revenues and expenses and certain other items that are not allocated to business segments.

Net premiums earned by major line of business were as follows:

(In thousands)	2025	2024	2023
Insurance
Other liability	$4,429,621	$4,068,662	$3,605,298
Short-tail lines (1)	2,496,481	2,201,661	1,825,027
Auto	1,617,908	1,481,569	1,270,907
Workers' compensation	1,259,290	1,237,888	1,212,294
Professional liability	1,132,728	1,096,528	1,093,850
Total Insurance	10,936,028	10,086,308	9,007,376
Reinsurance & Monoline Excess
Casualty (2)	741,671	771,329	821,826
Property (2)	478,682	424,296	330,359
Monoline Excess (3)	290,557	266,552	241,126
Total Reinsurance & Monoline Excess	1,510,910	1,462,177	1,393,311
Total	$12,446,938	$11,548,485	$10,400,687

(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery, high net worth homeowners and other lines.
(2) Includes reinsurance casualty and property and certain program management business.
(3) Monoline excess includes operations that solely retain risk on an excess basis.

(26)    Related-Party Transactions
Lifson Re
Lifson Re, a Bermuda reinsurance company, participated on a fully collateralized basis in a majority of the Company’s reinsurance placements, with a 30% share of the amounts placed commencing on July 1, 2022, which was increased to 32.5% effective January 1, 2025. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. Lifson Re is currently capitalized with $418 million from a small group of sophisticated global investors with long-term investment horizons, including a minority participation by the Company (which is included in Note 7, Investment Funds, within Financial services).
Transactions between the Company and Lifson Re were as follows:

(In thousands)	Year Ended December 31,
Consolidated statements of income	2025	2024	2023
Ceded written premiums	$494,359	$416,509	$436,941
Ceded commissions and brokerage	133,479	104,075	123,510

	As of December 31,
Consolidated balance sheets	2025	2024
Due from reinsurers	$537,366	$471,689
Due to reinsurers	118,788	166,304

The Company earned certain management and performance fees from Lifson Re of $11 million, $6 million and $5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Mitsui Sumitomo Insurance Co., Ltd.
As of December 31, 2025, Mitsui Sumitomo Insurance Co., Ltd. (“MSI”) owned 13.4% of the Company’s outstanding common stock excluding shares held in a deferred compensation grantor trust.
On March 28, 2025, MSI entered into an arrangement (the “Framework Agreement”) with a company owned by members of the Berkley family and trusts for their benefit (collectively, the “Berkley Family”) providing for MSI to purchase 15% of the Company’s outstanding common stock (as defined in the Framework Agreement). In addition, pursuant to the Framework Agreement, the Berkley Family recommended to the Company’s Board of Directors (the “Board”) that MSI’s designee be nominated to stand for election to the Board at the Company’s 2026 annual stockholders meeting. Upon recommendation of the Board’s Nominating and Corporate Governance Committee, the Board approved MSI’s designee standing for election.
In the normal course of its operations, the Company from time to time enters into reinsurance transactions with MSI or one of its affiliates (including its Lloyd’s of London operations), including the following:
•During the year ended December 31, 2025, the Company ceded written premiums and had commissions with MSI or one of its affiliates of $70 million and $13 million, respectively, and in connection with such ceded reinsurance as of December 31, 2025, had an amount due from reinsurers of $58 million and an amount due to reinsurers of $16 million.
•During the year ended December 31, 2025, the Company assumed written premiums from MSI or one of its affiliates of $12 million, and in connection with such assumed reinsurance as of December 31, 2025, had assumed premiums receivable of $4 million and amounts due to reinsured of $11 million.
MSI has a minority investment in Lifson Re.
The Lifson Re and MSI transactions discussed above were entered into at arm's-length.

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
During the quarter ended December 31, 2025, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
W. R. Berkley Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited W. R. Berkley Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules II to VI (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
February 27, 2026

ITEM 9B. OTHER INFORMATION

    None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, and which is incorporated herein by reference.

(b) Security ownership of management

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, and which is incorporated herein by reference.

(c) Changes in control

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, and which is incorporated herein by reference.

(d) Equity compensation plan information

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, and which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185.
Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, and which is incorporated herein by reference.

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

(b) Exhibits
EXHIBITS

Number

(3.1)	The Company’s Restated Certificate of Incorporation, as amended through May 10, 2004 (incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the SEC on August 6, 2003).

(3.2)	Amendment, dated May 11, 2004, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the SEC on August 5, 2004).

(3.3)	Amendment, dated May 16, 2006, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on May 17, 2006).

(3.4)	Amendment, dated June 12, 2020, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on June 16, 2020).

(3.5)	Amendment, dated June 15, 2022, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on June 16, 2022).

(3.6)	Amendment, dated June 11, 2025, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on June 13, 2025).

(3.7)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on March 1, 2023).

(4.1)	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

(4.2)	Indenture, dated as of February 14, 2003, between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the SEC on March 31, 2003).

(4.3)	Fifth Supplemental Indenture, dated as of February 9, 2007, between the Company and The Bank of New York, as Trustee, relating to $250,000,000 principal amount of the Company’s 6.250% Senior Notes due 2037, including the form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the SEC on March 1, 2007).

(4.4)	Ninth Supplemental Indenture, dated as of August 6, 2014, between the Company and The Bank of New York Mellon, as Trustee, relating to $350,000,000 principal amount of the Company’s 4.750% Senior Notes due 2044, including the form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the SEC on August 6, 2014).

(4.5)	Indenture, dated as of May 12, 2020, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on May 12, 2020).

(4.6)	First Supplemental Indenture, dated as of May 12, 2020, between the Company and The Bank of New York Mellon, as Trustee, relating to $470,000,000 principal amount of the Company’s 4.000% Senior Notes due 2050, including the form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on May 12, 2020).

(4.7)	Second Supplemental Indenture, dated as of March 16, 2021, between the Company and The Bank of New York Mellon, as Trustee, relating to $400,000,000 principal amount of the Company’s 3.550% Senior Notes due 2052, including the form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on March 16, 2021).

(4.8)	Third Supplemental Indenture, dated as of September 15, 2021, between the Company and The Bank of New York Mellon, as Trustee, relating to $350,000,000 principal amount of the Company’s 3.150% Senior Notes due 2061, including the form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on September 15, 2021).

(4.9)	Subordinated Indenture, dated as of March 26, 2018, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on March 26, 2018).

(4.10)	First Supplemental Indenture, dated as of March 26, 2018, between the Company and The Bank of New York Mellon, as Trustee, relating to $185,000,000 principal amount of the Company’s 5.700% Subordinated Debentures due 2058, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on March 26, 2018).

(4.11)	Second Supplemental Indenture, dated as of December 16, 2019, between the Company and the Bank of New York Mellon, as Trustee, relating to $300,000,000 principal amount of the Company's 5.100% Subordinated Debentures due 2059, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the SEC on December 16, 2019).

(4.12)	Third Supplemental Indenture, dated as of September 21, 2020, between the Company and The Bank of New York Mellon, as Trustee, relating to $250,000,000 principal amount of the Company’s 4.250% Subordinated Debentures due 2060, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on September 21, 2020).

(4.13)	Fourth Supplemental Indenture, dated as of February 10, 2021, between the Company and The Bank of New York Mellon, as Trustee, relating to $300,000,000 principal amount of the Company’s 4.125% Subordinated Debentures due 2061, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on February 10, 2021).

(4.14)	The instruments defining the rights of holders of the other long term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the SEC upon request.

(10.1)	Credit Agreement, dated as of April 1, 2022, by and among W. R. Berkley Corporation, as borrower, each lender from time to time party thereto, Credit Suisse AG, New York Branch, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc. as Syndication Agents, and Bank of America, N.A., as Administrative Agent, Several L/C Agent and Fronting L/C Issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on April 4, 2022).

(10.2)	W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company’s 2018 Proxy Statement (File No. 1-15202) filed with the SEC on April 19, 2018).

(10.3)	Form of Restricted Stock Unit Agreement for grant of April 4, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the SEC on August 6, 2003).

(10.4)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the SEC on May 3, 2005).

(10.5)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the SEC on August 6, 2010).

(10.6)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the SEC on November 8, 2012).

(10.7)	Form of 2014 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the SEC on November 7, 2014).

(10.8)	Form of 2015 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the SEC on November 9, 2015).

(10.9)	Form of 2017 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the SEC on November 8, 2017).

(10.10)	Form of 2018 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the SEC on November 7, 2018).

(10.11)	Form of 2020 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the SEC on November 5, 2020).

(10.12)	Form of 2023 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the SEC on February 23, 2024).

(10.13)	Form of 2024 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the SEC on November 4, 2024).

(10.14)	W. R. Berkley Corporation Deferred Compensation Plan for Officers as amended and restated effective December 1, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on November 12, 2021).

(10.15)	W. R. Berkley Corporation Deferred Compensation Plan for Directors as amended and restated effective December 1, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on November 12, 2021).

(10.16)	W. R. Berkley Corporation Amended and Restated Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the SEC on February 25, 2019).

(10.17)	W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's current Report on Form 8-K (File No. 1-15202) filed with the SEC on February 25, 2019).

(10.18)	Form of 2021 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the SEC on November 4, 2021).

(10.19)	Form of 2022 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the SEC on May 3, 2022).

(10.20)	Form of 2023 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the SEC on May 4, 2023).

(10.21)	Form of 2024 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the SEC on May 3, 2024).

(10.22)	Form of 2025 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the SEC on May 2, 2025).

(10.23)	W. R. Berkley Corporation 2009 Directors Stock Plan (incorporated by reference to Annex B of the Company’s 2021 Proxy Statement (File No. 1-15202) filed with the SEC on April 27, 2021).

(10.24)	Supplemental Benefits Agreement between William R. Berkley and the Company as amended and restated as of December 21, 2011 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the SEC on February 28, 2012).
(10.25)	Framework Agreement, dated as of March 28, 2025, by and between WR Berkley & Others LLC and Mitsui Sumitomo Insurance Company, Limited (including the form of Amended and Restated Limited Liability Company Agreement attached as Exhibit A) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the SEC on March 28, 2025).*

(10.26)	Letter Agreement, dated as of March 28, 2025, by and between W. R. Berkley Corporation and Mitsui Sumitomo Insurance Company, Limited (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on March 28, 2025).*

(10.27)	Confidentiality Agreement, dated as of March 28, 2025, by and between W. R. Berkley Corporation and Mitsui Sumitomo Insurance Company, Limited (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the SEC on March 28, 2025).

(14)	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the SEC on March 14, 2005).

(19.1)	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the SEC on February 24, 2025).

(21)	List of the Company’s subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	W. R. Berkley Corporation Clawback Policy (incorporated by reference to Exhibit 97 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the SEC on February 23, 2024).

(101)	The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
ITEM 16. FORM 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    W. R. BERKLEY CORPORATION

By	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr. President and Chief Executive Officer
February 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley	Executive Chairman	February 27, 2026
William R. Berkley	of the Board of Directors

/s/ W. Robert Berkley, Jr.	President	February 27, 2026
W. Robert Berkley, Jr.	Chief Executive Officer and Director
(Principal executive officer)

/s/ Christopher L. Augostini	Director	February 27, 2026
Christopher L. Augostini

/s/ Ronald E. Blaylock	Director	February 27, 2026
Ronald E. Blaylock

/s/ Mary C. Farrell	Director	February 27, 2026
Mary C. Farrell

/s/ María Luisa Ferré	Director	February 27, 2026
María Luisa Ferré

/s/ Marie A. Mattson	Director	February 27, 2026
Marie A. Mattson

/s/ Daniel L. Mosley	Director	February 27, 2026
Daniel L. Mosley

/s/ Robert A. Rusbuldt	Director	February 27, 2026
Robert A. Rusbuldt

/s/ Jonathan Talisman	Director	February 27, 2026
Jonathan Talisman

/s/ Richard M. Baio	Executive Vice President	February 27, 2026
Richard M. Baio	and Chief Financial Officer
(Principal financial officer and principal accounting officer)

Schedule II
W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
(In thousands)	2025	2024
Assets:
Cash and cash equivalents	$55,322	$112,931
Fixed maturity securities available for sale at fair value (cost $641,917 and $251,938 at December 31, 2025 and 2024)	642,451	251,800
Loans receivable (net of allowance for expected credit losses of $161 and $591 at December 31, 2025 and 2024)	23,089	27,659
Equity securities, at fair value (cost $3,430 at both December 31, 2025 and 2024)	3,430	3,430
Investment in subsidiaries	11,940,355	10,770,734
Current federal income taxes	—	36,417
Deferred federal income taxes	151,031	228,329
Property, furniture and equipment at cost, less accumulated depreciation	8,581	9,320
Other assets	62,179	126,799
Total assets	$12,886,438	$11,567,419
Liabilities and stockholders’ equity:
Liabilities:
Due to subsidiaries	$144,740	$182,445
Other liabilities	188,851	158,281
Current federal income taxes	19,626	—
Subordinated debentures	1,010,527	1,009,808
Senior notes	1,821,876	1,821,774
Total liabilities	3,185,620	3,172,308
Stockholders’ equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 1,875,000,000 shares; issued and outstanding, net of treasury shares, 377,155,799 and 380,066,070 shares, respectively	158,705	158,705
Additional paid-in capital	987,708	984,825
Retained earnings (including accumulated undistributed net income of subsidiaries of $9,674,616 and $9,216,210 at December 31, 2025 and 2024, respectively)	13,344,204	12,265,070
Accumulated other comprehensive loss	(451,097)	(934,269)
Treasury stock, at cost, 416,366,010 and 413,455,739 shares, respectively	(4,338,702)	(4,079,220)
Total stockholders’ equity	9,700,818	8,395,111
Total liabilities and stockholders’ equity	$12,886,438	$11,567,419
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial information.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Income (Parent Company)

	Year Ended December 31,
(In thousands)	2025	2024	2023
Management fees and investment income including dividends from subsidiaries of $1,643,345, $1,196,538, and $1,261,166 for the years ended December 31, 2025, 2024 and 2023, respectively	$1,716,680	$1,252,194	$1,325,997
Net investment gains (losses)	945	90,284	(5,895)
Other income	834	853	368
Total revenues	1,718,459	1,343,331	1,320,470
Operating costs and expense	315,233	277,679	272,750
Interest expense	126,400	126,400	126,397
Income before federal income taxes	1,276,826	939,252	921,323
Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	422,289	424,456	253,292
Federal income tax expense on a consolidated return basis	(378,117)	(356,943)	(284,757)
Net federal income tax benefit (expense)	44,172	67,513	(31,465)
Income before undistributed equity in net income of subsidiaries	1,320,998	1,006,765	889,858
Equity in undistributed net income of subsidiaries	458,405	749,350	491,501
Net income	$1,779,403	$1,756,115	$1,381,359
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial information.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Cash Flows (Parent Company)

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash flow from operating activities:
Net income	$1,779,403	$1,756,115	$1,381,359
Adjustments to reconcile net income to net cash from operating activities:
Net investment (gains) losses	(945)	(90,284)	5,895
Depreciation and (accretion) amortization	(5,780)	(5,120)	(6,753)
Equity in undistributed earnings of subsidiaries	(458,405)	(749,350)	(491,501)
Tax payments received from subsidiaries	372,731	432,402	373,504
Federal income taxes provided by subsidiaries on a separate return basis	(422,289)	(424,456)	(253,292)
Stock incentive plans	54,524	54,381	51,000
Change in:
Federal income taxes	34,361	(9,346)	(15,793)
Equity in undistributed earnings of other investments	(15,047)	(10,444)	—
Other assets	(4,552)	(9,888)	(5,647)
Other liabilities	30,248	114,418	(88,954)
Accrued investment income	(1,810)	(1,740)	1,200
Net cash from operating activities	1,362,439	1,056,688	951,018
Cash (used in) from investing activities:
Proceeds from sales of fixed maturity securities	81,035	598,915	748,825
Proceeds from maturities and prepayments of fixed maturity securities	562,308	260,999	82,075
Cost of purchases of fixed maturity securities	(1,029,227)	(824,476)	(732,685)
Change in loans receivable	5,000	64,200	17,843
Investments in and advances to subsidiaries, net	(102,615)	(238,337)	21,605
Change in balance due to security broker	71,083	(71,143)	(38)
Net additions to real estate, furniture & equipment	(63)	(37)	(18)
Other, net	3,823	73	290
Net cash (used in) from investing activities	(408,656)	(209,806)	137,897
Cash used in financing activities:
Purchase of common treasury shares	(270,221)	(303,655)	(537,163)
Cash dividends to common stockholders	(700,269)	(531,953)	(501,456)
Other, net	(40,902)	(26,777)	(25,384)
Net cash used in financing activities	(1,011,392)	(862,385)	(1,064,003)
Net (decrease) increase in cash and cash equivalents	(57,609)	(15,503)	24,912
Cash and cash equivalents at beginning of year	112,931	128,434	103,522
Cash and cash equivalents at end of year	$55,322	$112,931	$128,434
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial information.

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
December 31, 2025
Note to Condensed Financial Information (Parent Company)
The accompanying condensed financial information should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2024 and 2023 financial statements as originally reported to conform them to the presentation of the 2025 financial statements.
The Company files a consolidated federal income tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, federal income taxes payable by subsidiary companies on a separate-return basis are paid to W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

Schedule III

W. R. Berkley Corporation and Subsidiaries
Supplementary Insurance Information
December 31, 2025, 2024 and 2023

(In thousands)	Deferred Policy Acquisition Cost	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Loss and Loss Expenses	Amortization of Deferred Policy Acquisition Cost	Other Operating Costs and Expenses	Net Premiums Written
December 31, 2025
Insurance	$887,406	$18,589,040	$6,158,703	$10,936,028	$1,118,607	$6,947,232	$1,248,382	$1,872,742	$11,183,713
Reinsurance & Monoline Excess	113,285	3,618,733	562,867	1,510,910	270,851	824,425	136,357	303,441	1,527,614
Corporate, other and eliminations	—	—	—	—	39,609	—	—	415,912	—
Total	$1,000,691	$22,207,773	$6,721,570	$12,446,938	$1,429,067	$7,771,657	$1,384,739	$2,592,095	$12,711,327
December 31, 2024
Insurance	$840,917	$16,887,821	$5,836,435	$10,086,308	$1,057,738	$6,332,490	$1,081,170	$1,825,758	$10,549,550
Reinsurance & Monoline Excess	110,811	3,480,209	538,677	1,462,177	234,728	799,105	138,679	292,526	1,422,546
Corporate, other and eliminations	—	—	—	—	40,695	—	—	264,173	—
Total	$951,728	$20,368,030	$6,375,112	$11,548,485	$1,333,161	$7,131,595	$1,219,849	$2,382,457	$11,972,096
December 31, 2023
Insurance	$736,348	$15,298,372	$5,322,869	$9,007,376	$783,660	$5,615,526	$897,908	$1,684,514	$9,560,533
Reinsurance & Monoline Excess	125,261	3,441,280	599,457	1,393,311	221,966	756,616	141,067	268,309	1,393,934
Corporate, other and eliminations	—	—	—	—	47,209	—	—	372,138	—
Total	$861,609	$18,739,652	$5,922,326	$10,400,687	$1,052,835	$6,372,142	$1,038,975	$2,324,961	$10,954,467
__________________________
See Report of Independent Registered Public Accounting Firm.

Schedule IV

W. R. Berkley Corporation and Subsidiaries
Reinsurance
Years ended December 31, 2025, 2024 and 2023

	Premiums Written
(In thousands, other than percentages)	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2025
Insurance	$13,151,705	$2,281,783	$313,791	$11,183,713	2.8%
Reinsurance & Monoline Excess	542,816	111,959	1,096,757	1,527,614	71.8%
Total	$13,694,521	$2,393,742	$1,410,548	$12,711,327	11.1%
Year ended December 31, 2024
Insurance	$12,417,129	$2,112,582	$245,003	$10,549,550	2.3%
Reinsurance & Monoline Excess	487,764	126,413	1,061,195	1,422,546	74.6%
Total	$12,904,893	$2,238,995	$1,306,198	$11,972,096	10.9%
Year ended December 31, 2023
Insurance	$11,209,325	$1,900,560	$251,768	$9,560,533	2.6%
Reinsurance & Monoline Excess	467,418	116,979	1,043,495	1,393,934	74.9%
Total	$11,676,743	$2,017,539	$1,295,263	$10,954,467	11.8%
___________________________
See Report of Independent Registered Public Accounting Firm.

Schedule V

W. R. Berkley Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2025, 2024 and 2023

(In thousands)	Opening Allowance Balance	Additions- Charged to Expense	Deduction- Amounts Written Off	Ending Allowance Balance
Year ended December 31, 2025
Premiums, fees and other receivables	$49,481	$19,120	$(12,746)	$55,855
Due from reinsurers	8,350	508	(2,480)	6,378
Deferred federal and foreign income taxes	36,063	20,184	(458)	55,789
Fixed maturity securities	671	78	(675)	74
Loan loss reserves	1,114	—	(953)	161
Total	$95,679	$39,890	$(17,312)	$118,257
Year ended December 31, 2024
Premiums, fees and other receivables	$42,325	$15,743	$(8,587)	$49,481
Due from reinsurers	8,404	568	(622)	8,350
Deferred federal and foreign income taxes	36,283	9,219	(9,439)	36,063
Fixed maturity securities	36,751	2,053	(38,133)	671
Loan loss reserves	3,004	5	(1,895)	1,114
Total	$126,767	$27,588	$(58,676)	$95,679
Year ended December 31, 2023
Premiums, fees and other receivables	$36,931	$13,637	$(8,243)	$42,325
Due from reinsurers	8,064	340	—	8,404
Deferred federal and foreign income taxes	47,166	3,864	(14,747)	36,283
Fixed maturity securities	37,466	5,013	(5,728)	36,751
Loan loss reserves	1,791	1,782	(569)	3,004
Total	$131,418	$24,636	$(29,287)	$126,767
_______________________
See Report of Independent Registered Public Accounting Firm.

Schedule VI

W. R. Berkley Corporation and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
Years Ended December 31, 2025, 2024 and 2023

(In thousands)	2025	2024	2023
Deferred policy acquisition costs	$1,000,691	$951,728	$861,609
Reserves for losses and loss expenses	22,207,773	20,368,030	18,739,652
Unearned premiums	6,721,570	6,375,112	5,922,326
Net premiums earned	12,446,938	11,548,485	10,400,687
Net investment income	1,429,067	1,333,161	1,052,835
Losses and loss expenses incurred:
Current year	7,702,638	7,083,999	6,311,780
Prior years	34,446	14,350	29,681
Loss reserve discount accretion	34,573	33,246	30,681
Amortization of deferred policy acquisition costs	1,384,739	1,219,849	1,038,975
Paid losses and loss expenses	6,133,576	5,484,430	4,981,610
Net premiums written	12,711,327	11,972,096	10,954,467
___________________
See Report of Independent Registered Public Accounting Firm.