Form 10-Q
period 2026-03-31
BERKLEY W R CORP
filed 2026-05-01
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of April 27, 2026: 372,276,732

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
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $25,814,827 and $25,170,368; allowance for expected credit losses of $306 and $74 at March 31, 2026 and December 31, 2025, respectively)	$25,508,409	$25,047,662
Investment funds	1,398,022	1,361,802
Real estate	1,303,741	1,279,748
Equity securities	1,469,651	1,358,201
Arbitrage trading account	1,164,872	1,221,103
Loans receivable (net of allowance for expected credit losses of $75 and $161 at March 31, 2026 and December 31, 2025, respectively)	441,160	418,913
Total investments	31,285,855	30,687,429
Cash and cash equivalents	2,280,934	2,539,938
Premiums and fees receivable (net of allowance for expected credit losses of $42,130 and $42,006 at March 31, 2026 and December 31, 2025, respectively)	3,470,776	3,417,112
Due from reinsurers (net of allowance for expected credit losses of $4,972 and $6,378 at March 31, 2026 and December 31, 2025, respectively)	3,551,097	3,543,013
Deferred policy acquisition costs	1,012,807	1,000,691
Prepaid reinsurance premiums	870,765	881,831
Trading account receivables from brokers and clearing organizations	8,690	11,669
Property, furniture and equipment	567,116	596,235
Goodwill	184,332	184,332
Accrued investment income	246,022	255,199
Other assets	837,159	809,394
Total assets	$44,315,553	$43,926,843

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$22,616,260	$22,207,773
Unearned premiums	6,776,750	6,721,570
Due to reinsurers	627,760	615,781
Trading account securities sold but not yet purchased	33	66,285
Current and deferred federal and foreign income taxes	76,199	39,018
Other liabilities	1,626,900	1,724,797
Subordinated debentures	1,010,707	1,010,527
Senior notes and other debt	1,830,328	1,829,198
Total liabilities	34,564,937	34,214,949
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 1,875,000,000 shares; issued and outstanding, net of treasury shares, 372,699,681 and 377,155,799 shares, respectively	158,705	158,705
Additional paid-in capital	1,000,375	987,708
Retained earnings	13,825,717	13,344,204
Accumulated other comprehensive loss	(601,277)	(451,097)
Treasury stock, at cost, 420,822,128 and 416,366,010 shares, respectively	(4,643,970)	(4,338,702)
Total stockholders’ equity	9,739,550	9,700,818
Noncontrolling interests	11,066	11,076
Total equity	9,750,616	9,711,894
Total liabilities and equity	$44,315,553	$43,926,843
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended March 31,

	2026	2025
REVENUES:
Net premiums written	$3,174,345	$3,133,302
Change in net unearned premiums	(59,173)	(120,921)
Net premiums earned	3,115,172	3,012,381
Net investment income	404,333	360,292
Net investment (losses) gains:
Net realized and unrealized (losses) gains on investments	(15,629)	15,711
Change in allowance for expected credit losses on investments	(146)	644
Net investment (losses) gains	(15,775)	16,355
Revenues from non-insurance businesses	156,551	128,909
Insurance service fees	28,230	28,929
Other income	1,823	533
Total revenues	3,690,334	3,547,399
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,936,025	1,900,792
Other operating costs and expenses	970,660	949,910
Expenses from non-insurance businesses	135,842	126,364
Interest expense	31,709	31,727
Total operating costs and expenses	3,074,236	3,008,793
Income before income taxes	616,098	538,606
Income tax expense	(100,523)	(121,257)
Net income before noncontrolling interests	515,575	417,349
Noncontrolling interests	(359)	222
Net income to common stockholders	$515,216	$417,571

NET INCOME PER SHARE:
Basic	$1.31	$1.05
Diluted	$1.31	$1.04

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2026	2025
Net income before noncontrolling interests	$515,575	$417,349
Other comprehensive (loss) income:
Change in unrealized currency translation adjustments	(5,224)	23,930
Change in unrealized investment (losses) gains, net of taxes	(144,956)	148,273
Other comprehensive (loss) income	(150,180)	172,203
Comprehensive income	365,395	589,552
Noncontrolling interests	(359)	223
Comprehensive income to common stockholders	$365,036	$589,775

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended March 31,

	2026	2025
COMMON STOCK:
Beginning and end of period	$158,705	$158,705
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$987,708	$984,825
Restricted stock units issued	(567)	(4,347)
Restricted stock units expensed	13,234	12,423
End of period	$1,000,375	$992,901
RETAINED EARNINGS:
Beginning of period	$13,344,205	$12,265,070
Net income to common stockholders	515,216	417,571
Dividends ($0.09 and $0.08 per share, respectively)	(33,704)	(30,338)
End of period	$13,825,717	$12,652,303
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment losses:
Beginning of period	$(124,680)	$(517,170)
Change in unrealized (losses) gains on securities without an allowance for expected credit losses	(144,954)	148,823
Change in unrealized losses on securities with an allowance for expected credit losses	(2)	(551)
End of period	(269,636)	(368,898)
Currency translation adjustments:
Beginning of period	(326,417)	(417,099)
Net change in period	(5,224)	23,930
End of period	(331,641)	(393,169)
Total accumulated other comprehensive loss	$(601,277)	$(762,067)
TREASURY STOCK:
Beginning of period	$(4,338,702)	$(4,079,220)
Stock exercised/vested	178	1,050
Stock repurchased	(302,432)	(49,202)
Other	(3,014)	(431)
End of period	$(4,643,970)	$(4,127,803)
NONCONTROLLING INTERESTS:
Beginning of period	$11,076	$12,328
(Distributions) contributions	(369)	228
Net income (loss)	359	(222)
Other comprehensive income (loss), net of tax	—	(1)
End of period	$11,066	$12,333
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2026	2025
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$515,216	$417,571
Adjustments to reconcile net income to net cash from operating activities:
Net investment losses (gains)	15,775	(16,355)
Depreciation and (accretion) amortization	(15,466)	(9,786)
Noncontrolling interests	359	(222)
Investment funds	(39,529)	(27,023)
Stock incentive plans	13,234	12,423
Change in:
Arbitrage trading account	(7,041)	(13,525)
Premiums and fees receivable	(48,652)	(43,844)
Reinsurance accounts	15,249	(42,956)
Deferred policy acquisition costs	(10,377)	(26,822)
Income taxes	77,266	134,962
Reserves for losses and loss expenses	390,620	544,204
Unearned premiums	47,872	113,060
Other	(286,669)	(297,870)
Net cash from operating activities	667,857	743,817
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	271,595	290,625
Proceeds from sale of equity securities	4,573	132,663
(Contributions to) distributions from investment funds	(4,030)	16,295
Proceeds from maturities and prepayments of fixed maturity securities	1,360,093	1,198,698
Purchase of fixed maturity securities	(2,217,950)	(2,486,160)
Purchase of equity securities	(120,517)	(56,564)
Real estate purchased	(37,431)	(14,785)
Change in loans receivable	(30,581)	(3,694)
Net proceeds from sale (purchases) of property, furniture and equipment	27,670	(16,201)
Change in balances due to security brokers	157,986	14,705
Net cash used in investing activities	(588,592)	(924,418)
CASH USED IN FINANCING ACTIVITIES:
Net proceeds from issuance of debt	1,105	1,638
Cash dividends to common stockholders	(33,704)	(30,338)
Purchase of common treasury shares	(302,432)	(49,202)
Other, net	(4,079)	(3,508)
Net cash used in financing activities	(339,110)	(81,410)
Net impact on cash due to change in foreign exchange rates	841	7,473
Net change in cash and cash equivalents	(259,004)	(254,538)
Cash and cash equivalents at beginning of period	2,539,938	1,974,747
Cash and cash equivalents at end of period	$2,280,934	$1,720,209
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. For further information related to areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
For interim periods, the income tax provision is based upon the Company’s estimated annual effective tax rate. This rate is greater than the federal income tax rate of 21%, primarily due to the geographical mix of earnings and amounts being subject to tax at a rate greater than the U.S. statutory rate and state taxes, which are partially offset by tax benefits related to tax-exempt investment income. Tax benefits related to equity-based compensation or other non-recurring items are discretely recorded in the period in which it occurs. At March 31, 2026, the Company recognized a tax benefit relating to the repeal of undiscounted property-casualty loss deductions and special estimated payments formerly available under Internal Revenue Code Section 847, which was partially offset by deferred tax charges in the United Kingdom.

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 17,378,810 and 17,659,297 common shares held in a grantor trust as of March 31, 2026 and 2025, respectively). The common shares held in the grantor trust are designated for delivery upon the settlement of restricted stock units ("RSUs") that are vested but mandatorily deferred. Accordingly, such shares deliverable under vested RSUs do not affect diluted shares outstanding since the shares are already included in basic shares outstanding (which includes the shares in the grantor trust referenced above). Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended March 31,

(In thousands)	2026	2025
Basic	392,264	396,929
Diluted	394,779	399,825

(3) Recent Accounting Pronouncements and Accounting Policies
Recently adopted accounting pronouncements:
    All accounting and reporting standards that became effective in 2026 were either not applicable to the Company or their adoption did not have a material impact on the Company.

Accounting and reporting standards that are not yet effective:

    In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses, addressing investor requests for more transparent information. The guidance requires disclosure of specified information about certain costs and expenses in the notes to the financial statements. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Prospective application is required, with retrospective application permitted. The Company will adopt this guidance for the year ended December 31, 2027 and the resulting impact will be disclosure only.
All other recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(4) Consolidated Statements of Comprehensive Income

    The following tables present the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the three months ended March 31, 2026
Changes in AOCI
Beginning of period	$(124,680)		$(326,417)	$(451,097)
Other comprehensive loss before reclassifications	(148,410)		(5,224)	(153,634)
Amounts reclassified from AOCI	3,454		—	3,454
Other comprehensive loss	(144,956)		(5,224)	(150,180)
Unrealized investment loss related to noncontrolling interest	—		—	—
End of period	$(269,636)		$(331,641)	$(601,277)
Amounts reclassified from AOCI
Pre-tax	$4,372	(1)	$—	$4,372
Tax effect	(918)	(2)	—	(918)
After-tax amounts reclassified	$3,454		$—	$3,454
Other comprehensive loss
Pre-tax	$(185,971)		$(5,224)	$(191,195)
Tax effect	41,015		—	41,015
Other comprehensive loss	$(144,956)		$(5,224)	$(150,180)

As of and for the three months ended March 31, 2025
Changes in AOCI
Beginning of period	$(517,170)		$(417,099)	$(934,269)
Other comprehensive income before reclassifications	144,102		23,930	168,032
Amounts reclassified from AOCI	4,171		—	4,171
Other comprehensive income	148,273		23,930	172,203
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
End of period	$(368,898)		$(393,169)	$(762,067)
Amounts reclassified from AOCI
Pre-tax	$5,280	(1)	$—	$5,280
Tax effect	(1,109)	(2)	—	(1,109)
After-tax amounts reclassified	$4,171		$—	$4,171
Other comprehensive income
Pre-tax	$185,855		$23,930	$209,785
Tax effect	(37,582)		—	(37,582)
Other comprehensive income	$148,273		$23,930	$172,203
____________
(1) Net investment (losses) gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
    Interest payments were $41,245,000 and $41,193,000 for the three months ended March 31, 2026 and 2025, respectively. Income tax refunds were $614,000 and $18,740,000 for the three months ended March 31, 2026 and 2025, respectively.

(6) Investments in Fixed Maturity Securities
    At March 31, 2026 and December 31, 2025, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
March 31, 2026
Held to maturity:
State and municipal	$29,182	$—	$552	$—	$29,734	$29,182
Residential mortgage-backed	1,743	—	57	—	1,800	1,743
Total held to maturity	30,925	—	609	—	31,534	30,925
Available for sale:
U.S. government and government agency	4,378,606	—	37,479	(32,512)	4,383,573	4,383,573
State and municipal:
Special revenue	1,130,177	—	5,252	(27,159)	1,108,270	1,108,270
State general obligation	201,814	—	2,287	(3,804)	200,297	200,297
Pre-refunded	73,923	—	721	(32)	74,612	74,612
Corporate backed	159,306	—	1,261	(3,374)	157,193	157,193
Local general obligation	213,685	—	969	(3,219)	211,435	211,435
Total state and municipal	1,778,905	—	10,490	(37,588)	1,751,807	1,751,807
Mortgage-backed:
Residential	4,592,286	(77)	44,169	(138,303)	4,498,075	4,498,075
Commercial	218,847	—	3,172	(36)	221,983	221,983
Total mortgage-backed	4,811,133	(77)	47,341	(138,339)	4,720,058	4,720,058
Asset-backed	3,881,752	(229)	10,025	(22,603)	3,868,945	3,868,945
Corporate:
Industrial	3,514,642	—	36,565	(39,478)	3,511,729	3,511,729
Financial	3,526,804	—	34,606	(26,851)	3,534,559	3,534,559
Utilities	1,521,021	—	12,721	(14,083)	1,519,659	1,519,659
Other	209,346	—	1,365	(488)	210,223	210,223
Total corporate	8,771,813	—	85,257	(80,900)	8,776,170	8,776,170
Foreign government	2,161,693	—	16,184	(200,946)	1,976,931	1,976,931
Total available for sale	25,783,902	(306)	206,776	(512,888)	25,477,484	25,477,484
Total investments in fixed maturity securities	$25,814,827	$(306)	$207,385	$(512,888)	$25,509,018	$25,508,409
____________
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses is recognized in the consolidated statements of income. Amount excludes unrealized losses relating to non-credit factors.

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
December 31, 2025
Held to maturity:
State and municipal	$28,777	$(9)	$796	$—	$29,564	$28,768
Residential mortgage-backed	1,838	—	76	—	1,914	1,838
Total held to maturity	30,615	(9)	872	—	31,478	30,606
Available for sale:
U.S. government and government agency	3,964,375	—	48,820	(15,157)	3,998,038	3,998,038
State and municipal:
Special revenue	1,206,387	—	6,002	(27,943)	1,184,446	1,184,446
State general obligation	203,543	—	3,465	(3,848)	203,160	203,160
Pre-refunded	74,276	—	619	(111)	74,784	74,784
Corporate backed	159,876	—	1,958	(3,459)	158,375	158,375
Local general obligation	218,022	—	1,459	(3,052)	216,429	216,429
Total state and municipal	1,862,104	—	13,503	(38,413)	1,837,194	1,837,194
Mortgage-backed:
Residential	4,584,970	(65)	71,048	(132,645)	4,523,308	4,523,308
Commercial	281,573	—	3,632	(35)	285,170	285,170
Total mortgage-backed	4,866,543	(65)	74,680	(132,680)	4,808,478	4,808,478
Asset-backed	3,807,393	—	20,196	(17,243)	3,810,346	3,810,346
Corporate:
Industrial	3,627,567	—	57,466	(36,499)	3,648,534	3,648,534
Financial	3,438,348	—	61,180	(16,460)	3,483,068	3,483,068
Utilities	1,300,506	—	22,593	(8,878)	1,314,221	1,314,221
Other	240,374	—	2,356	(1,142)	241,588	241,588
Total corporate	8,606,795	—	143,595	(62,979)	8,687,411	8,687,411
Foreign government	2,032,543	—	20,906	(177,860)	1,875,589	1,875,589
Total available for sale	25,139,753	(65)	321,700	(444,332)	25,017,056	25,017,056
Total investments in fixed maturity securities	$25,170,368	$(74)	$322,572	$(444,332)	$25,048,534	$25,047,662
____________
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses is recognized in the consolidated statements of income. Amount excludes unrealized losses relating to non-credit factors.
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended March 31, 2026 and 2025:

(In thousands)	2026	2025
Balance, beginning of period	$9	$25
Provision for expected credit losses	(9)	(5)
Balance, end of period	$—	$20
The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended March 31, 2026 and 2025:

	2026					2025
(In thousands)	Foreign Government	Mortgage-backed	Asset-backed	State and Municipal	Total	Foreign Government	Mortgage-backed	Asset-backed	State and Municipal	Total
Balance, beginning of period	$—	$65	$—	$—	$65	$216	$430	$—	$—	$646
Change on securities for which credit losses were not previously recorded	—	—	229	—	229	—	—	—	10	10
Change on securities for which credit losses were previously recorded	—	12	—	—	12	107	(430)	—	—	(323)
Balance, end of period	$—	$77	$229	$—	$306	$323	$—	$—	$10	$333
During the three months ended March 31, 2026, the Company increased the allowance for expected credit losses for available for sale securities primarily due to a decrease in the fair value of one investment in the asset-backed category. During the three months ended March 31, 2025, the Company decreased the allowance for expected credit losses for available for sale securities primarily due to improved pricing related to mortgage-backed securities.
The amortized cost and fair value of fixed maturity securities at March 31, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,859,542	$1,811,447
Due after one year through five years	7,947,108	7,814,089
Due after five years through ten years	3,963,797	3,959,533
Due after ten years	7,231,504	7,202,091
Mortgage-backed securities	4,812,876	4,721,858
Total	$25,814,827	$25,509,018
________________
At March 31, 2026 and December 31, 2025, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
    At March 31, 2026 and December 31, 2025, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2026
Common stocks	$602,744	$255,501	$(8,575)	$849,670	$849,670
Preferred stocks	513,249	112,647	(5,915)	619,981	619,981
Total	$1,115,993	$368,148	$(14,490)	$1,469,651	$1,469,651

December 31, 2025
Common stocks	$566,577	$181,120	$(5,584)	$742,113	$742,113
Preferred stocks	433,472	187,891	(5,275)	616,088	616,088
Total	$1,000,049	$369,011	$(10,859)	$1,358,201	$1,358,201

(8) Arbitrage Trading Account
    At March 31, 2026 and December 31, 2025, the fair and carrying values of the arbitrage trading account were $1,165 million and $1,221 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).

    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of March 31, 2026, the fair value of short option contracts was $33 thousand (notional amount of $1 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended March 31,

(In thousands)	2026	2025
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$346,527	$313,788
Investment funds	39,529	27,023
Equity securities	15,819	10,641
Arbitrage trading account (1)	10,313	16,329
Real estate	(4,933)	(4,017)
Gross investment income	407,255	363,764
Investment expense	(2,922)	(3,472)
Net investment income	$404,333	$360,292
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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $251 million as of March 31, 2026.
    Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	March 31,	December 31,	For the Three Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Financial services (1)	$365,731	$360,320	$7,402	$7,114
Transportation	275,546	272,775	8,660	8,615
Real Estate	157,089	163,098	8,016	4,965
Infrastructure	176,316	169,847	5,792	3,502
Energy	43,565	41,966	2,433	(2,102)
Other funds	379,775	353,796	7,226	4,929
Total	$1,398,022	$1,361,802	$39,529	$27,023
(1) Includes the Company's minority investment in Lifson Re (see Note 23 Related-Party Transactions).
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

Other funds include deferred compensation trust assets of $47 million and $43 million as of March 31, 2026 and December 31, 2025, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(11) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	March 31,	December 31,
(In thousands)	2026	2025
Properties in operation	$1,075,345	$1,051,455
Properties under development	228,396	228,293
Total	$1,303,741	$1,279,748

    As of March 31, 2026, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington, D.C. Properties in operation are net of accumulated depreciation and amortization of $44,088,000 and $41,942,000 as of March 31, 2026 and December 31, 2025, respectively. Related depreciation expense was $2,570,000 and $2,228,000 for the three months ended March 31, 2026 and 2025, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $28,469,051 in 2026, $41,187,585 in 2027, $44,955,741 in 2028, $40,347,609 in 2029, $34,499,456 in 2030, $29,851,700 in 2031 and $362,556,463 thereafter.
    A mixed-use project in Washington, D.C. had been under development in 2026 and 2025. The completed portion of the project is reported in properties in operation.

(12) Loans Receivable

At March 31, 2026 and December 31, 2025, loans receivable were as follows:

(In thousands)	March 31, 2026	December 31, 2025
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$441,160	$418,913

Fair value:
Real estate loans	$441,236	$419,074
The real estate loans are secured by commercial and residential real estate primarily located in the U.K. and New York. These loans generally earn interest at fixed or variable interest rates and have maturities through 2030.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended March 31, 2026 and 2025:

	2026			2025
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Balance, beginning of period	$161	$—	$161	$1,088	$26	$1,114
Change in expected credit losses	(86)	—	(86)	(312)	(14)	(326)
Balance, end of period	$75	$—	$75	$776	$12	$788
During the three months ended March 31, 2026 and 2025, the Company decreased the allowance for expected credit losses due to a decrease in the weighted average life of the remaining loan portfolio.

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

(13) Net Investment (Losses) Gains
     Net investment (losses) gains were as follows:

	For the Three Months Ended March 31,
(In thousands)	2026	2025
Net investment (losses) gains:
Fixed maturity securities:
Gains	$5,148	$2,632
Losses	(6,537)	(2,712)
Equity securities (1):
Net realized gains (losses) on investment sales	1	(2,595)
Change in unrealized (losses) gains	(4,494)	19,947
Investment funds	173	14
Real estate	(7,298)	3,943
Loans receivable	131	—
Other	(2,753)	(5,518)
Net realized and unrealized (losses) gains on investments in earnings before allowance for expected credit losses	(15,629)	15,711
Change in allowance for expected credit losses on investments:
Fixed maturity securities	(232)	318
Loans receivable	86	326
Change in allowance for expected credit losses on investments	(146)	644
Net investment (losses) gains	(15,775)	16,355
Income tax benefit (expense)	3,381	(3,528)
After-tax net investment (losses) gains	$(12,394)	$12,827

Change in unrealized investment (losses) gains on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$(183,478)	$183,987
Fixed maturity securities with allowance for expected credit losses	(2)	(551)
Investment funds	(2,519)	2,496
Other	28	(77)
Total change in unrealized investment (losses) gains	(185,971)	185,855
Income tax benefit (expense)	41,015	(37,582)
Noncontrolling interests	—	(1)
After-tax change in unrealized investment (losses) gains of available for sale securities	$(144,956)	$148,272
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

(14) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at March 31, 2026 and December 31, 2025 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2026
U.S. government and government agency	$1,605,859	$27,355	$134,391	$5,157	$1,740,250	$32,512
State and municipal	272,890	2,390	919,184	35,198	1,192,074	37,588
Mortgage-backed	960,232	11,297	683,839	127,042	1,644,071	138,339
Asset-backed	1,565,320	6,184	518,177	16,419	2,083,497	22,603
Corporate	1,963,231	24,464	1,538,307	56,436	3,501,538	80,900
Foreign government	1,052,525	20,046	252,591	180,900	1,305,116	200,946
Fixed maturity securities	$7,420,057	$91,736	$4,046,489	$421,152	$11,466,546	$512,888

December 31, 2025
U.S. government and government agency	$790,077	$8,902	$183,896	$6,255	$973,973	$15,157
State and municipal	141,680	1,520	1,053,168	36,893	1,194,848	38,413
Mortgage-backed	251,861	2,265	839,061	130,415	1,090,922	132,680
Asset-backed	644,346	1,643	503,876	15,600	1,148,222	17,243
Corporate	494,240	4,308	1,786,925	58,671	2,281,165	62,979
Foreign government	666,054	9,770	285,640	168,090	951,694	177,860
Fixed maturity securities	$2,988,258	$28,408	$4,652,566	$415,924	$7,640,824	$444,332
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2026 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	59	$159,082	$174,727
State and municipal	5	29,106	894
Corporate	15	22,759	950
Mortgage-backed	14	1,897	116
Total	93	$212,844	$176,687

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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2026
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$4,383,573	$—	$4,383,573	$—
State and municipal	1,751,807	—	1,751,807	—
Mortgage-backed	4,720,058	—	4,720,058	—
Asset-backed	3,868,945	—	3,868,945	—
Corporate	8,776,170	—	8,756,299	19,871
Foreign government	1,976,931	—	1,976,931	—
Total fixed maturity securities available for sale	25,477,484	—	25,457,613	19,871
Equity securities:
Common stocks	849,670	846,795	772	2,103
Preferred stocks	619,981	—	611,307	8,674
Total equity securities	1,469,651	846,795	612,079	10,777
Arbitrage trading account	1,164,872	1,058,448	106,311	113
Total	$28,112,007	$1,905,243	$26,176,003	$30,761
Liabilities:
Trading account securities sold but not yet purchased	$33	$33	$—	$—

December 31, 2025
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$3,998,038	$—	$3,998,038	$—
State and municipal	1,837,194	—	1,837,194	—
Mortgage-backed	4,808,478	—	4,808,478	—
Asset-backed	3,810,346	—	3,810,346	—
Corporate	8,687,411	—	8,667,410	20,001
Foreign government	1,875,589	—	1,875,589	—
Total fixed maturity securities available for sale	25,017,056	—	24,997,055	20,001
Equity securities:
Common stocks	742,113	739,186	786	2,141
Preferred stocks	616,088	—	607,414	8,674
Total equity securities	1,358,201	739,186	608,200	10,815
Arbitrage trading account	1,221,103	1,139,447	81,543	113
Total	$27,596,360	$1,878,633	$25,686,798	$30,929
Liabilities:
Trading account securities sold but not yet purchased	$66,285	$66,285	$—	$—

    The following tables summarize changes in Level 3 assets and liabilities for the three months ended March 31, 2026 and for the year ended December 31, 2025:

		(Losses) Gains Included In:
(In thousands)	Beginning Balance	(Losses) Earnings	Other Comprehensive (Losses) Income	Purchases	Sales	Transfers In / (Out)	Ending Balance
Three Months Ended March 31, 2026
Assets:
Fixed maturity securities available for sale:
Corporate	$20,001	$—	$(130)	$—	$—	$—	$19,871
Total	20,001	—	(130)	—	—	—	19,871
Equity securities:
Common stocks	2,141	(38)	—	—	—	—	2,103
Preferred stocks	8,674	—	—	—	—	—	8,674
Total	10,815	(38)	—	—	—	—	10,777
Arbitrage trading account	113	—	—	—	—	—	113
Total	$30,929	$(38)	$(130)	$—	$—	$—	$30,761

Year Ended December 31, 2025
Assets:
Fixed maturity securities available for sale:
Corporate	$19,667	$—	$334	$—	$—	$—	$20,001
Total	19,667	—	334	—	—	—	20,001
Equity securities:
Common stocks	2,041	226	—	—	(126)	—	2,141
Preferred stocks	3,674	—	—	6,160	(1,160)	—	8,674
Total	5,715	226	—	6,160	(1,286)	—	10,815
Arbitrage trading account	3,510	1,745	—	—	(5,143)	1	113
Total	$28,892	$1,971	$334	$6,160	$(6,429)	$1	$30,929
    For the year ended December 31, 2025, one security within the arbitrage trading account portfolio was transferred into Level 3 from Level 2 given there were no available quoted prices or observable inputs.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	March 31,
(In thousands)	2026	2025
Net reserves at beginning of period	$18,953,674	$17,166,641
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	1,922,419	1,883,708
Increase in estimates for claims occurring in prior years (2) (3)	5,435	9,604
Loss reserve discount accretion	8,171	7,480
Total	1,936,025	1,900,792
Net payments for claims:
Current year	118,765	127,193
Prior years	1,424,066	1,304,763
Total	1,542,831	1,431,956
Foreign currency translation	777	43,780
Net reserves at end of period	19,347,645	17,679,257
Ceded reserves at end of period	3,268,615	3,242,730
Gross reserves at end of period	$22,616,260	$20,921,987
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $17 million and $14 million for the three months ended March 31, 2026 and 2025, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $2 million and $12 million for the three months ended March 31, 2026 and 2025, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $1 million for both the three months ended March 31, 2026 and 2025.
During the three months ended March 31, 2026, favorable prior year development (net of additional and return premiums) of $1 million included $9 million of favorable prior year development for the Reinsurance & Monoline Excess segment partially offset by $8 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the development during the first quarter of 2026 resulted primarily from favorable development for short-tail lines of business which was offset by adverse development for other liability. The favorable development for short-tail lines of business related to the 2025 accident year and resulted from favorable settlements of both catastrophe and non-catastrophe property claims below our expectations. In addition, auto physical damage experienced favorable prior year development during the first quarter of 2026, also related to favorable claim settlements from the 2025 accident year below our expectations.
The adverse other liability development was driven mainly by umbrella and excess liability claims, and to a lesser extent from the Company’s primary surplus lines casualty business. The other liability development was concentrated in accident years 2019 through 2023. The umbrella and excess liability development included a significant component stemming from underlying auto exposures. The Company believes that auto related claims are being particularly impacted by social inflation. An increase in the frequency of litigated claims is also driving up both indemnity and loss adjustment expense costs in these lines of business beyond expectations.
For the Reinsurance & Monoline Excess segment, the favorable development during the first quarter of 2026 was driven mainly by favorable development in non-proportional reinsurance assumed property, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. Similarly to the Insurance segment, the favorable property reinsurance development was driven by favorable claim settlements, below our expectations, related to the 2025 accident year. The unfavorable development for non-proportional reinsurance assumed liability was associated primarily with our U.S. assumed reinsurance businesses, and was concentrated mainly in accident years 2019 through 2023.
During the three months ended March 31, 2025, favorable prior year development (net of additional and return premiums) of $1 million included $12 million of for the Reinsurance & Monoline Excess segment partially offset by $11 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first quarter of 2025 was driven primarily by excess other liability, including umbrella, and was partially offset by favorable development for short-tail lines of business, including commercial property and commercial auto physical damage. The adverse excess other liability, including umbrella, development was concentrated in accident years 2018 through 2022, and included a significant component stemming from underlying auto exposures. The Company believes that auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others. The favorable development for short-tail property lines of business during the first quarter of 2025 related to the 2024 accident year, and resulted from favorable settlements of both catastrophe and non-catastrophe claims below our expectations.
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

(17) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2026		December 31, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$25,508,409	$25,509,018	$25,047,662	$25,048,534
Equity securities	1,469,651	1,469,651	1,358,201	1,358,201
Arbitrage trading account	1,164,872	1,164,872	1,221,103	1,221,103
Loans receivable	441,160	441,236	418,913	419,074
Cash and cash equivalents	2,280,934	2,280,934	2,539,938	2,539,938
Trading account receivables from brokers and clearing organizations	8,690	8,690	11,669	11,669
Due from broker	—	—	629	629
Liabilities:
Due to broker	157,034	157,034	—	—
Trading account securities sold but not yet purchased	33	33	66,285	66,285
Senior notes and other debt	1,830,328	1,417,275	1,829,198	1,440,055
Subordinated debentures	1,010,707	730,234	1,010,527	760,400
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

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended March 31,

(In thousands)	2026	2025
Written premiums:
Direct	$3,471,186	$3,310,893
Assumed	314,580	373,046
Ceded	(611,421)	(550,637)
Total net premiums written	$3,174,345	$3,133,302

Earned premiums:
Direct	$3,424,142	$3,233,843
Assumed	314,934	339,596
Ceded	(623,904)	(561,058)
Total net premiums earned	$3,115,172	$3,012,381

Ceded losses and loss expenses incurred	$357,740	$314,252
Ceded commissions earned	$152,948	$139,604
    The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended March 31, 2026 and 2025:

(In thousands)	2026	2025
Allowance for expected credit losses, beginning of period	$42,006	$39,884
Change in expected credit losses	124	(1,023)
Allowance for expected credit losses, end of period	$42,130	$38,861
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses.
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended March 31, 2026 and 2025:

(In thousands)	2026	2025
Allowance for expected credit losses, beginning of period	$6,378	$8,350
Change in expected credit losses	(1,406)	(1,266)
Allowance for expected credit losses, end of period	$4,972	$7,084

(19) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $13 million and $12 million for the three months ended March 31, 2026 and 2025, respectively. A summary of RSUs issued in the three months ended March 31, 2026 and 2025 follows:

($ in thousands)	Units	Fair Value
2026	6,045	$432
2025	20,647	$1,210

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
On December 22, 2023, one of the Company’s subsidiaries filed a lawsuit against certain reinsurers to recover in excess of $90 million in respect of certain losses paid to its policyholders under certain event cancellation and related insurance policies. On April 23, 2026, the court issued a judgment that principally resolved the lawsuit in favor of the Company's subsidiary. The amount of the award for such subsidiary will be determined by the court. The Company believes that the award, in any case, will not be material to the Company’s financial condition.

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
The main leases entered into by the Company are for office space used by the Company’s businesses across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended March 31,

(In thousands)	2026	2025
Leases:
Lease cost	$13,915	$12,778
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	12,097	13,482
Right-of-use assets obtained in exchange for new lease liabilities	3,760	13,210

	As of March 31,
($ in thousands)	2026	2025
Right-of-use assets	$215,547	$185,373
Lease liabilities	$255,715	$222,855
Weighted-average remaining lease term	7.0 years	7.2 years
Weighted-average discount rate	6.00%	5.67%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	March 31, 2026
Contractual Maturities:
2026	$40,758
2027	48,450
2028	46,802
2029	42,731
2030	37,907
Thereafter	99,086
Total undiscounted future minimum lease payments	315,734
Less: Discount impact	60,019
Total lease liability	$255,715

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

	Revenues				Expenses
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Losses and Loss Expenses	Policy Acquisition and Insurance Operating Expenses	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended March 31, 2026
Insurance	$2,765,492	$311,241	$9,843	$3,086,576	$1,766,968	$783,419	$11,526	$2,561,913	$524,663	$433,467
Reinsurance & Monoline Excess	349,680	67,849	—	417,529	169,057	105,766	—	274,823	142,706	122,367
Corporate, other and eliminations (3)	—	25,243	176,761	202,004	—	—	237,500	237,500	(35,496)	(28,224)
Net investment losses	—	—	(15,775)	(15,775)	—	—	—	—	(15,775)	(12,394)
Total	$3,115,172	$404,333	$170,829	$3,690,334	$1,936,025	$889,185	$249,026	$3,074,236	$616,098	$515,216
Three months ended March 31, 2025
Insurance	$2,642,507	$291,248	$9,952	$2,943,707	$1,687,453	$735,661	$11,088	$2,434,202	$509,505	$393,122
Reinsurance & Monoline Excess	369,874	66,430	—	436,304	213,339	102,585	—	315,924	120,380	95,843
Corporate, other and eliminations (3)	—	2,614	148,419	151,033	—	—	258,667	258,667	(107,634)	(84,221)
Net investment gains	—	—	16,355	16,355	—	—	—	—	16,355	12,827
Total	$3,012,381	$360,292	$174,726	$3,547,399	$1,900,792	$838,246	$269,755	$3,008,793	$538,606	$417,571
Identifiable Assets

(In thousands)	March 31, 2026	December 31, 2025
Insurance	$35,954,379	$35,686,306
Reinsurance & Monoline Excess	5,777,792	5,891,538
Corporate, other and eliminations (3)	2,583,382	2,348,999
Consolidated	$44,315,553	$43,926,843
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.

(2) Revenues for Insurance from foreign operations for the three months ended March 31, 2026 and 2025 were $376 million and $333 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign operations for the three months ended March 31, 2026 and 2025 were $113 million and $130 million, respectively.
(3) Corporate, other and eliminations represent corporate revenues and expenses and certain other items that are not allocated to business segments.
    Net premiums earned by major line of business are as follows:

	For the Three Months Ended March 31,

(In thousands)	2026	2025
Insurance:
Other liability	$1,097,841	$1,072,728
Short-tail lines (1)	652,523	596,109
Auto	413,492	389,949
Workers' compensation	313,742	311,028
Professional liability	287,894	272,693
Total Insurance	2,765,492	2,642,507

Reinsurance & Monoline Excess:
Casualty (2)	171,719	181,767
Property (2)	101,852	120,843
Monoline excess (3)	76,109	67,264
Total Reinsurance & Monoline Excess	349,680	369,874

Total	$3,115,172	$3,012,381
______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery, high net worth homeowners and other lines.
(2) Includes reinsurance casualty and property and certain program management business.
(3) Monoline excess includes operations that solely retain risk on an excess basis.

(23)    Related-Party Transactions
Lifson Re
Lifson Re, a Bermuda reinsurance company, participated on a fully collateralized basis in a majority of the Company’s reinsurance placements, with a 30% share of the amounts placed commencing on July 1, 2022, which was increased to 32.5% effective January 1, 2025. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. Lifson Re is currently capitalized with $418 million from a small group of sophisticated global investors with long-term investment horizons, including a minority participation by the Company (which is included in Note 10, Investment Funds, within Financial services).
Transactions between the Company and Lifson Re were as follows:

(In thousands)
Consolidated statements of income	March 31, 2026	March 31, 2025
Ceded written premiums	$118,517	$106,137
Ceded commissions and brokerage	33,925	30,424

	As of
Consolidated balance sheets	March 31, 2026	December 31, 2025
Due from reinsurers	$561,264	$537,366
Due to reinsurers	101,091	118,788

The Company earned certain management and performance fees from Lifson Re of $3 million and $1 million for the three months ended March 31, 2026 and 2025, respectively.

Mitsui Sumitomo Insurance Co., Ltd.
Pursuant to an arrangement (“the Framework Agreement”) entered between Mitsui Sumitomo Insurance Co., Ltd. (“MSI”) and a company owned by members of the Berkley family and trusts for their benefit (collectively, the “Berkley Family”), as of March 31, 2026, MSI owned 15.8% of the Company’s outstanding common stock excluding shares held in a deferred compensation grantor trust. In addition, pursuant to the Framework Agreement, the Berkley Family recommended to the Company’s Board of Directors (the “Board”) that MSI’s designee be nominated to stand for election to the Board at the Company’s 2026 annual stockholders meeting. Upon recommendation of the Board’s Nominating and Corporate Governance Committee, the Board approved MSI’s designee standing for election.
In the normal course of its operations, the Company from time to time enters into reinsurance transactions with MSI or one of its affiliates (including its Lloyd’s of London operations), including the following:
•During the three months ended March 31, 2026, the Company ceded written premiums and had commissions with MSI or one of its affiliates of $15 million and $3 million, respectively. As of March 31, 2026, in connection with insurance ceded to MSI and its affiliates, the Company had amounts due from and due to reinsurers of $61 million and $11 million, respectively.
•During the three months ended March 31, 2026, the Company assumed written premiums from MSI or one of its affiliates of $5 million. As of March 31, 2026, in connection with insurance assumed from MSI and its affiliates, the Company had premiums receivable and due to reinsured amounts of $5 million and $11 million, respectively.
MSI has a minority investment in Lifson Re.
The Lifson Re and MSI transactions discussed above were entered into at arm's-length.

SAFE HARBOR STATEMENT

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2026 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. Forward-looking statements are generally, although not always, identified by words such as "may," "should," "expects," "provides," "anticipates," "assumes," "can," "will," "meets," "could," "likely," "intends," "might," "predicts," "seeks," "would," "believes," "estimates," "plans," "continues," or similar expressions. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, foreign government bonds, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy-related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts, including claims for cybersecurity-related risks; natural and man-made catastrophic losses, including as a result of terrorist activities or the ongoing conflict with Iran; the impact of climate-related risks, which may alter the frequency and increase the severity of catastrophe events; general economic and market activities, including inflation, the risk of recession, changing interest rates, the impact of tariffs and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; cyber security breaches of our information technology systems and the information technology systems of our vendors and other third parties; the increasing use of artificial intelligence technologies by us or third parties on which we rely could expose us to technological, security, legal, and other risks; the risk of future pandemics, as well as continuing effects of the COVID-19 pandemic; foreign currency and political risks relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2019; the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
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

Critical Accounting Estimates
    The following presents a discussion of accounting policies and estimates relating to reserves for losses and loss expenses, assumed premiums and allowance for expected credit losses and fair value measurements on investments. Management believes these policies and estimates are the most critical to its operations and require the most difficult, subjective and complex judgments.
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
    Our net reserves for losses and loss expenses of approximately $19 billion as of March 31, 2026 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $3.4 billion, or 17.6%, of the Company’s net loss reserves as of March 31, 2026 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves, which predominantly comprise these reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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

    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	March 31, 2026	December 31, 2025
Insurance	$15,934,079	$15,534,168
Reinsurance & Monoline Excess	3,413,566	3,419,506
Net reserves for losses and loss expenses	19,347,645	18,953,674
Ceded reserves for losses and loss expenses	3,268,615	3,254,099
Gross reserves for losses and loss expenses	$22,616,260	$22,207,773

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
March 31, 2026
Other liability	$2,356,308	$6,292,050	$8,648,358
Professional liability	725,018	1,607,938	2,332,956
Workers’ compensation (1)	1,110,038	803,494	1,913,532
Auto	862,612	1,035,681	1,898,293
Short-tail lines (2)	461,166	679,774	1,140,940
Total Insurance	5,515,142	10,418,937	15,934,079
Reinsurance & Monoline Excess (1) (3)	1,651,851	1,761,715	3,413,566
Total	$7,166,993	$12,180,652	$19,347,645

December 31, 2025
Other liability	$2,385,364	$5,903,742	$8,289,106
Professional liability	673,774	1,582,133	2,255,907
Workers’ compensation (1)	1,103,703	760,075	1,863,778
Auto	828,000	1,032,528	1,860,528
Short-tail lines (2)	438,813	826,036	1,264,849
Total Insurance	5,429,654	10,104,514	15,534,168
Reinsurance & Monoline Excess (1) (3)	1,670,518	1,748,988	3,419,506
Total	$7,100,172	$11,853,502	$18,953,674
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $425 million and $420 million as of March 31, 2026 and December 31, 2025, respectively.
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
    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the three months ended March 31, 2026 and 2025 are as follows:

(In thousands)	2026	2025
Increase in prior year loss reserves	$(5,435)	$(9,604)
Increase in prior year earned premiums	6,926	10,295
Net favorable prior year development	$1,491	$691
During the three months ended March 31, 2026, favorable prior year development (net of additional and return premiums) of $1 million included $9 million of favorable prior year development for the Reinsurance & Monoline Excess segment partially offset by $8 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the development during the first quarter of 2026 resulted primarily from favorable development for short-tail lines of business which was offset by adverse development for other liability. The favorable development for short-tail lines of business related to the 2025 accident year and resulted from favorable settlements of both catastrophe and non-catastrophe property claims below our expectations. In addition, auto physical damage experienced favorable prior year development during the first quarter of 2026, also related to favorable claim settlements from the 2025 accident year below our expectations.
The adverse other liability development was driven mainly by umbrella and excess liability claims, and to a lesser extent from the Company’s primary surplus lines casualty business. The other liability development was concentrated in accident years 2019 through 2023. The umbrella and excess liability development included a significant component stemming from underlying auto exposures. The Company believes that auto related claims are being particularly impacted by social inflation. An increase in the frequency of litigated claims is also driving up both indemnity and loss adjustment expense costs in these lines of business beyond expectations.
For the Reinsurance & Monoline Excess segment, the favorable development during the first quarter of 2026 was driven mainly by favorable development in non-proportional reinsurance assumed property, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. Similarly to the Insurance segment, the favorable property reinsurance development was driven by favorable claim settlements, below our expectations, related to the 2025 accident year. The unfavorable development for non-proportional reinsurance assumed liability was associated primarily with our U.S. assumed reinsurance businesses, and was concentrated mainly in accident years 2019 through 2023.
During the three months ended March 31, 2025, favorable prior year development (net of additional and return premiums) of $1 million included $12 million of for the Reinsurance & Monoline Excess segment largely offset by $11 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first quarter of 2025 was driven primarily by excess other liability, including umbrella, and was partially offset by favorable development for short-tail lines of business, including commercial property and commercial auto physical damage. The adverse excess other liability, including umbrella, development was concentrated in accident years 2018 through 2022, and included a significant component stemming from underlying auto exposures. The Company believes that auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among others. The favorable development for short-tail property lines of business during the first quarter of 2025 related to the 2024 accident year, and resulted from favorable settlements of both catastrophe and non-catastrophe claims below our expectations.
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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,412 million and $1,400 million at March 31, 2026 and December 31, 2025, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $425 million and $420 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.6%.
    Substantially all of the workers’ compensation discount (97% of total discounted reserves at March 31, 2026) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at March 31, 2026), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $55 million at March 31, 2026 and $54 million at December 31, 2025. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
    The Company’s credit assessment of allowance for expected credit losses uses a third party model for available for sale and held to maturity securities, as well as loans receivable. The allowance for expected credit losses is generally based on the performance of the underlying collateral under various economic and default scenarios that involve subjective judgments and estimates by management. Modeling these securities involves various factors, such as projected default rates, the nature and realizable value of the collateral, if any, the ability of the issuer to make scheduled payments, historical performance and other relevant economic and performance factors. A discounted cash flow analysis is used to ascertain the amount of the allowance for expected credit losses, if any. In general, the model reverts to the rating-level long-term average marginal default rates based on 10 years of historical data, beyond the forecast period. For other inputs, the model in most cases reverts to the baseline long-term assumptions linearly over five years beyond the forecast period. The long-term assumptions are based on the historical averages.
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

    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2026 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government (1)	59	$159,082	$174,727
State and municipal	5	29,106	894
Corporate	15	22,759	950
Mortgage-backed	14	1,897	116
Total	93	$212,844	$176,687
(1) A significant amount of the unrealized loss is the result of changes in currency exchange rates.
    As of March 31, 2026, the Company recorded an allowance for expected credit losses on fixed maturity securities of $0.3 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $0.1 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively.
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
    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of March 31, 2026:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$24,857,930	97.6%
Syndicate manager	178,772	0.7
Directly by the Company based on:
Observable data	420,911	1.6
Cash flow model	19,871	0.1
Total	$25,477,484	100.0%
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

Results of Operations for the Three Months Ended March 31, 2026 and 2025
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2026 and 2025. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2026	2025
Insurance:
Gross premiums written	$3,361,567	$3,216,952
Net premiums written	2,779,717	2,694,455
Net premiums earned	2,765,492	2,642,507
Loss ratio	63.9%	63.9%
Expense ratio	28.3%	27.8%
GAAP combined ratio	92.2%	91.7%
Reinsurance & Monoline Excess:
Gross premiums written	$424,199	$466,987
Net premiums written	394,628	438,847
Net premiums earned	349,680	369,874
Loss ratio	48.3%	57.7%
Expense ratio	30.3%	27.7%
GAAP combined ratio	78.6%	85.4%
Consolidated:
Gross premiums written	$3,785,766	$3,683,939
Net premiums written	3,174,345	3,133,302
Net premiums earned	3,115,172	3,012,381
Loss ratio	62.1%	63.1%
Expense ratio	28.6%	27.8%
GAAP combined ratio	90.7%	90.9%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended March 31, 2026 and 2025:

(In thousands, except per share data)	2026	2025
Net income to common stockholders	$515,216	$417,571
Weighted average diluted shares	394,779	399,825
Net income per diluted share	$1.31	$1.04
    The Company reported net income to common stockholders of $515 million in 2026 compared to $418 million in 2025. The $97 million increase in net income was primarily due to an after-tax increase of $37 million in net investment income primarily due to a larger fixed maturity securities portfolio and increased investment income from investment funds, a $33 million decrease in tax expense due to the repeal of undiscounted property-casualty loss deductions and special estimated payments formerly available under Internal Revenue Code Section 847, partially offset by deferred charges in the United Kingdom during the quarter, an after-tax increase in foreign currency gains of $30 million due to the U.S. dollar strengthening against other major currencies in 2026, an after-tax increase in profits from non-insurance businesses of $15 million and an after-tax increase in underwriting income of $14 million, partially offset by an after-tax increase in net investment losses of $27 million mainly due to change in unrealized losses on equity securities, an after-tax increase in corporate expenses of $4 million and an after-tax decrease in income of $1 million related to minority interest. The number of weighted average diluted shares decreased 5.0 million for 2026 compared to 2025, mainly reflecting shares repurchased in 2026 and 2025.
    Premiums. Gross premiums written were $3,786 million in 2026, an increase of 3% from $3,684 million in 2025. The increase was due to a $145 million increase in the Insurance segment, partially offset by a $43 million decrease in the Reinsurance & Monoline Excess segment. Approximately 81% of premiums expiring in 2026 and 2025 were renewed.

    Average renewal premium rates (per unit of exposure) for insurance and facultative reinsurance increased 6.6% in 2026 and increased 7.2% excluding workers' compensation.
    A summary of gross premiums written in 2026 compared with 2025 by line of business within each business segment follows:
•Insurance - gross premiums increased 5% to $3,362 million in 2026 from $3,217 million in 2025. Gross premiums increased $75 million (9%) for short-tail lines, $31 million (2%) for other liability, $25 million (6%) for auto, and $24 million (7%) for professional liability, partially offset by a reduction of $10 million (3%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums decreased by 9% to $424 million in 2026 from $467 million in 2025. Gross premiums decreased $24 million (13%) for casualty and $26 million (17%) for property, partially offset by an increase of $7 million (5%) for monoline excess.
    Net premiums written were $3,174 million in 2026, an increase of 1% from $3,133 million in 2025. Ceded reinsurance premiums as a percentage of gross written premiums was 16% and 15% in 2026 and 2025, respectively.
    Premiums earned increased 3% to $3,115 million in 2026 from $3,012 million in 2025. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2026 are related to business written during both 2026 and 2025. Audit premiums were $74 million in 2026 compared with $83 million in 2025.
    Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2026 and 2025:

	Amount		Average Annualized Yield
($ in thousands)	2026	2025	2026	2025
Fixed maturity securities, including cash and cash equivalents and loans receivable	$346,527	$313,788	4.9%	4.9%
Investment funds	39,529	27,023	11.5	7.3
Equity securities	15,819	10,641	6.0	4.7
Arbitrage trading account	10,313	16,329	3.5	5.9
Real estate	(4,933)	(4,017)	(1.5)	(1.2)
Gross investment income	407,255	363,764	4.9	4.8
Investment expenses	(2,922)	(3,472)	—	—
Total	$404,333	$360,292	4.9%	4.7%
    Net investment income increased 12% to $404 million in 2026 from $360 million in 2025 due primarily to a $33 million increase in income from fixed maturity securities mainly driven by a larger fixed maturity securities portfolio, a $13 million increase in income from investment funds primarily due to energy funds and real estate funds and a $5 million increase in equity securities, partially offset by a $6 million decrease in arbitrage trading account and a $1 million decrease in real estate. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 4.9% in both 2026 and 2025. The effective duration of the fixed maturity portfolio was 3.1 years at March 31, 2026 and 3.0 years at December 31, 2025. Average invested assets, at cost (including cash and cash equivalents), were $33.2 billion in 2026, up 9% from $30.5 billion in 2025.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $28 million in 2026 compared to $29 million in 2025.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized losses on investments were $16 million in 2026 compared with gains of $16 million in 2025. The losses of $16 million in 2026 reflected net realized losses on investments of $11 million and an increase in unrealized losses on equity securities of $5 million. The gains of $16 million in 2025 reflected an increase in unrealized gains on equity securities of $20 million, partially offset by net realized losses on investments of $4 million.

Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments, which are reflected in net investment gains (losses), increased by $0.1 million ($0.1 million after-tax) in 2026 due to a decrease in fair value of one investment in fixed maturity securities, and decreased by $0.6 million ($0.5 million after-tax) in 2025 due to improved pricing related to fixed maturity securities.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $157 million in 2026 and $129 million in 2025. The increase mainly relates to aviation-related business due to plane sales, partially offset by the reduction in commercial and residential textile business.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,936 million in 2026 from $1,901 million in 2025. The consolidated loss ratio was 62.1% in 2026 and 63.1% in 2025. Catastrophe losses, net of reinsurance recoveries, were $76 million in 2026 primarily related to winter storms, compared to $111 million in 2025 mainly due to California wildfire losses. Favorable prior year reserve development (net of premium offsets) was $1 million in both 2026 and 2025. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.3 points to 59.7% in 2026 from 59.4% in 2025.
    A summary of loss ratios in 2026 compared with 2025 by business segment follows:
•Insurance - The loss ratio was 63.9% in 2026 and in 2025. Catastrophe losses were $75 million in 2026 compared with $71 million in 2025. Adverse prior year reserve development was $8 million in 2026 and $11 million in 2025. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.1 points to 60.9% in 2026 from 60.8% in 2025.
•Reinsurance & Monoline Excess - The loss ratio was 48.3% in 2026 and 57.7% in 2025. Catastrophe losses were $0.2 million in 2026 and $40 million in 2025. Favorable prior year reserve development was $9 million in 2026 and $12 million in 2025. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.1 points to 51.1% in 2026 from 50.0% in 2025.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended March 31, 2026 and 2025:

($ in thousands)	2026	2025
Policy acquisition and insurance operating expenses	$889,185	$838,246
Insurance service expenses	23,166	23,246
Net foreign currency (gains) losses	(17,011)	19,378
Other costs and expenses	75,320	$69,040
Total	$970,660	$949,910
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 6% and net premiums earned increased 3% from 2025. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) increased 0.8 points to 28.6% in 2026 from 27.8% in 2025, mainly due to investments in the business and from the decline in net earned premiums related to the Reinsurance & Monoline Excess segment.
    Insurance service expenses, which represent the costs associated with the fee-based businesses, were $23 million in both 2026 and in 2025.
    Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $17 million in 2026 compared to losses of $19 million in 2025, primarily due to the U.S. dollar strengthening against other major currencies in 2026.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $75 million in 2026 from $69 million in 2025, primarily due to higher compensation-related costs and new start-up operating unit expenses in 2026.

    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $136 million in 2026 compared to $126 million in 2025. The increase mainly relates to aviation-related business, partially offset by the reduction in commercial and residential textile business.
Interest Expense. Interest expense was $32 million in both 2026 and in 2025.
Income Taxes. The effective income tax rate was 16.3% and 22.5% for the three months ended March 31, 2026 and 2025, respectively. The lower effective income tax rate for the three months ended March 31, 2026, as compared to the earlier period, was primarily due to the impact of the repeal of undiscounted property-casualty loss deductions and special estimated payments formerly available under Internal Revenue Code Section 847, partially offset by deferred tax charges in the United Kingdom.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $618 million of its non-U.S. subsidiaries, since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will not be material.
In the United States, on July 4, 2025, the budget reconciliation package known as the “One Big Beautiful Bill Act” was signed into law. Changes resulting from the tax provisions thereunder did not have a material impact on the Company’s results from operations.

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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 3.1 years at March 31, 2026 and 3.0 years at December 31, 2025. The Company’s fixed maturity investment portfolio and investment-related assets as of March 31, 2026 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$4,383,573	13.1%
State and municipal:
Special revenue	1,108,270	3.3
State general obligation	229,479	0.7
Local general obligation	211,435	0.6
Corporate backed	157,193	0.5
Pre-refunded (1)	74,612	0.2
Total state and municipal	1,780,989	5.3
Mortgage-backed:
Agency	4,299,948	12.9
Commercial	221,983	0.7
Residential-Prime	198,589	0.6
Residential-Alt A	1,281	—
Total mortgage-backed	4,721,801	14.2
Asset-backed securities	3,868,945	11.6
Corporate:
Financial	3,534,559	10.6
Industrial	3,511,729	10.5
Utilities	1,519,659	4.5
Other	210,223	0.6
Total corporate	8,776,170	26.2
Foreign government and foreign government agencies	1,976,931	5.9
Total fixed maturity securities	25,508,409	76.3
Equity securities:
Common stocks	849,670	2.5
Preferred stocks	619,981	1.9
Total equity securities	1,469,651	4.4
Cash and cash equivalents (2)	2,132,557	6.4
Investment funds	1,398,022	4.2
Real estate	1,303,741	3.9
Arbitrage trading account	1,164,872	3.5
Loans receivable	441,160	1.3
Total investments	$33,418,412	100.0%
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
Investment Funds. At March 31, 2026, the carrying value of investment funds was $1.4 billion, including investments in other funds of $380 million (which includes a deferred compensation trust asset of $47 million), financial services funds of $366 million, transportation funds of $276 million, infrastructure funds of $176 million, real estate funds of $157 million, and energy funds of $44 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At March 31, 2026, real estate properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington, D.C. In addition, part of the previously mentioned mixed-use project in Washington, D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, net of allowance for expected credit losses, had both an amortized cost and an aggregate fair value of $441 million at March 31, 2026. The amortized cost of loans receivable is net of an allowance for expected credit losses of $75 thousand as of March 31, 2026. Loans receivable include real estate loans of $441 million that are secured by commercial and residential real estate located primarily in the U.K. and New York. Real estate loans generally earn interest at fixed or variable interest rates and have maturities through 2030.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 3.1 years at March 31, 2026 and 3.0 years at December 31, 2025.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities decreased to $668 million in the three months ended March 31, 2026 from $744 million in the three months ended March 31, 2025, primarily due to increased loss and loss expense payments partially offset by increased premium receipts.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, purchase of investments, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 83% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2026. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At March 31, 2026, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,841 million and a face amount of $2,862 million. The maturities of the outstanding debt are $7 million in 2026, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
On April 1, 2022, the Company entered into a senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by April 1, 2027, except that letters of credit outstanding on that date may remain outstanding until April 1, 2028 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of March 31, 2026, there were no borrowings outstanding under the facility.
    Equity. At March 31, 2026, total common stockholders’ equity was $9.7 billion, common shares outstanding were 372,699,681 and stockholders’ equity per outstanding share was $26.13. During the three months ended March 31, 2026, the Company repurchased 4,471,634 shares of its common stock for $302 million. In the first quarter of 2026, the board of directors of the Company declared an ordinary quarterly cash dividend of $0.09 per share. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $12.6 billion at March 31, 2026. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 23% at both March 31, 2026 and December 31, 2025.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Set forth below is a summary of the shares repurchased by the Company during the three months ended March 31, 2026, and the number of shares remaining authorized for purchase by the Company:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1-31, 2026	1,915,212	$67.64	1,915,212	23,611,478
February 1-28, 2026	765,247	$69.13	765,247	22,846,231
March 1-31, 2026	1,791,175	$66.99	1,791,175	21,055,056
Total	4,471,634	$67.63	4,471,634
(1) The Company's repurchase authorization was increased to 25,000,000 shares on January 8, 2026.

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from W. R. Berkley Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the three months ended March 31, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025; (iv) Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; (vi) Notes to Interim Consolidated Financial Statements; and (vii) the cover page.

104.1	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101.1).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	May 1, 2026	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	May 1, 2026	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer