Form 10-Q
period 2026-06-30
BERKLEY W R CORP
filed 2026-07-31
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of July 27, 2026: 371,227,529

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
Item 6. Exhibits
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $26,265,637 and $25,170,368; allowance for expected credit losses of $440 and $74 at June 30, 2026 and December 31, 2025, respectively)	$25,899,992	$25,047,662
Investment funds	1,431,427	1,361,802
Real estate	1,350,849	1,279,748
Equity securities	1,502,237	1,358,201
Arbitrage trading account	1,292,382	1,221,103
Loans receivable (net of allowance for expected credit losses of $0 and $161 at June 30, 2026 and December 31, 2025, respectively)	265,644	418,913
Total investments	31,742,531	30,687,429
Cash and cash equivalents	2,606,530	2,539,938
Premiums and fees receivable (net of allowance for expected credit losses of $41,421 and $42,006 at June 30, 2026 and December 31, 2025, respectively)	3,755,577	3,417,112
Due from reinsurers (net of allowance for expected credit losses of $6,808 and $6,378 at June 30, 2026 and December 31, 2025, respectively)	3,643,933	3,543,013
Deferred policy acquisition costs	1,044,777	1,000,691
Prepaid reinsurance premiums	946,151	881,831
Trading account receivables from brokers and clearing organizations	3,139	11,669
Property, furniture and equipment	566,952	596,235
Goodwill	184,332	184,332
Accrued investment income	264,222	255,199
Current and deferred federal and foreign income taxes	64,670	—
Other assets	854,299	809,394
Total assets	$45,677,113	$43,926,843

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$23,182,240	$22,207,773
Unearned premiums	7,099,475	6,721,570
Due to reinsurers	646,261	615,781
Trading account securities sold but not yet purchased	6,576	66,285
Current and deferred federal and foreign income taxes	—	39,018
Other liabilities	2,059,148	1,724,797
Subordinated debentures	1,010,887	1,010,527
Senior notes and other debt	1,829,445	1,829,198
Total liabilities	35,834,032	34,214,949
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 1,875,000,000 shares; issued and outstanding, net of treasury shares, 371,057,782 and 377,155,799 shares, respectively	158,705	158,705
Additional paid-in capital	1,015,222	987,708
Retained earnings	14,055,344	13,344,204
Accumulated other comprehensive loss	(640,007)	(451,097)
Treasury stock, at cost, 422,464,027 and 416,366,010 shares, respectively	(4,756,025)	(4,338,702)
Total stockholders’ equity	9,833,239	9,700,818
Noncontrolling interests	9,842	11,076
Total equity	9,843,081	9,711,894
Total liabilities and equity	$45,677,113	$43,926,843
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2026	2025	2026	2025
REVENUES:
Net premiums written	$3,430,234	$3,351,439	$6,604,580	$6,484,742
Change in net unearned premiums	(242,845)	(253,254)	(302,019)	(374,176)
Net premiums earned	3,187,389	3,098,185	6,302,561	6,110,566
Net investment income	418,714	379,303	823,048	739,595
Net investment (losses) gains:
Net realized and unrealized (losses) gains on investments	(55,131)	30,533	(70,760)	46,244
Change in allowance for expected credit losses on investments	(59)	440	(205)	1,084
Net investment (losses) gains	(55,190)	30,973	(70,965)	47,328
Revenues from non-insurance businesses	134,427	128,839	290,978	257,748
Insurance service fees	30,620	32,757	58,849	61,686
Other income	159	751	1,982	1,284
Total revenues	3,716,119	3,670,808	7,406,453	7,218,207
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,960,532	1,955,424	3,896,556	3,856,216
Other operating costs and expenses	1,025,920	1,039,307	1,996,579	1,989,217
Expenses from non-insurance businesses	122,741	122,437	258,583	248,801
Interest expense	31,728	31,777	63,438	63,504
Total operating costs and expenses	3,140,921	3,148,945	6,215,156	6,157,738
Income before income taxes	575,198	521,863	1,191,297	1,060,469
Income tax expense	(122,892)	(121,155)	(223,416)	(242,411)
Net income before noncontrolling interests	452,306	400,708	967,881	818,058
Noncontrolling interests	(45)	580	(403)	802
Net income to common stockholders	$452,261	$401,288	$967,478	$818,860

NET INCOME PER SHARE:
Basic	$1.16	$1.01	$2.48	$2.06
Diluted	$1.15	$1.00	$2.46	$2.05

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2026	2025	2026	2025
Net income before noncontrolling interests	$452,306	$400,708	$967,881	$818,058
Other comprehensive (loss) income:
Change in unrealized currency translation adjustments	9,039	69,418	3,815	93,348
Change in unrealized investment (losses) gains, net of taxes	(47,769)	120,265	(192,725)	268,538
Other comprehensive (loss) income	(38,730)	189,683	(188,910)	361,886
Comprehensive income	413,576	590,391	778,971	1,179,944
Noncontrolling interests	(45)	580	(403)	803
Comprehensive income to common stockholders	$413,531	$590,971	$778,568	$1,180,747

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2026	2025	2026	2025
COMMON STOCK:
Beginning and end of period	$158,705	$158,705	$158,705	$158,705
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,000,375	$992,901	$987,708	$984,825
Restricted stock units issued	1,081	(538)	514	(4,885)
Restricted stock units expensed	13,766	13,065	27,000	25,488
End of period	$1,015,222	$1,005,428	$1,015,222	$1,005,428
RETAINED EARNINGS:
Beginning of period	$13,825,717	$12,652,303	$13,344,204	$12,265,070
Net income to common stockholders	452,261	401,288	967,478	818,860
Dividends ($0.60, $0.59, $0.69 and $0.67 per share, respectively)	(222,634)	(223,836)	(256,338)	(254,175)
End of period	$14,055,344	$12,829,755	$14,055,344	$12,829,755
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment losses:
Beginning of period	$(269,636)	$(368,898)	$(124,680)	$(517,170)
Change in unrealized (losses) gains on securities without an allowance for expected credit losses	(47,768)	119,787	(192,722)	268,610
Change in unrealized (losses) gains on securities with an allowance for expected credit losses	(1)	478	(3)	(73)
End of period	(317,405)	(248,633)	(317,405)	(248,633)
Currency translation adjustments:
Beginning of period	(331,641)	(393,169)	(326,417)	(417,099)
Net change in period	9,039	69,418	3,815	93,348
End of period	(322,602)	(323,751)	(322,602)	(323,751)
Total accumulated other comprehensive loss	$(640,007)	$(572,384)	$(640,007)	$(572,384)
TREASURY STOCK:
Beginning of period	$(4,643,970)	$(4,127,803)	$(4,338,702)	$(4,079,220)
Stock exercised/vested	522	786	700	1,836
Stock repurchased	(111,490)	—	(413,922)	(49,202)
Other	(1,087)	50	(4,101)	(381)
End of period	$(4,756,025)	$(4,126,967)	$(4,756,025)	$(4,126,967)
NONCONTROLLING INTERESTS:
Beginning of period	$11,066	$12,333	$11,076	$12,328
Distributions	(1,269)	(1,482)	(1,637)	(1,254)
Net income (loss)	45	(580)	403	(802)
Other comprehensive income (loss), net of tax	—	—	—	(1)
End of period	$9,842	$10,271	$9,842	$10,271
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,

	2026	2025
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$967,478	$818,860
Adjustments to reconcile net income to net cash from operating activities:
Net investment losses (gains)	70,965	(47,328)
Depreciation and (accretion) amortization	(37,601)	(23,755)
Noncontrolling interests	403	(802)
Investment funds	(68,311)	(54,291)
Stock incentive plans	29,000	27,487
Change in:
Arbitrage trading account	(122,457)	(32,970)
Premiums and fees receivable	(332,615)	(362,327)
Reinsurance accounts	(133,470)	(133,771)
Deferred policy acquisition costs	(41,641)	(65,570)
Income taxes	(52,082)	28,500
Reserves for losses and loss expenses	948,666	1,067,618
Unearned premiums	367,110	422,524
Other	(127,541)	(196,551)
Net cash from operating activities	1,467,904	1,447,624
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	447,654	529,223
Proceeds from sale of equity securities	29,633	142,927
(Contributions to) distributions from investment funds	(13,505)	39,421
Proceeds from maturities and prepayments of fixed maturity securities	2,699,342	2,477,846
Purchase of fixed maturity securities	(4,158,366)	(4,228,781)
Purchase of equity securities	(196,037)	(121,451)
Real estate purchased	(97,740)	(15,950)
Change in loans receivable	150,338	109,279
Net proceeds from sale (purchases) of property, furniture and equipment	11,853	(36,794)
Change in balances due to security brokers	177,249	(54,351)
Net cash used in investing activities	(949,579)	(1,158,631)
CASH USED IN FINANCING ACTIVITIES:
Net proceeds from issuance of debt	199	429
Cash dividends to common stockholders	(33,704)	(254,175)
Purchase of common treasury shares	(413,922)	(49,202)
Other, net	(19,382)	(10,176)
Net cash used in financing activities	(466,809)	(313,124)
Net impact on cash due to change in foreign exchange rates	15,076	33,913
Net change in cash and cash equivalents	66,592	9,782
Cash and cash equivalents at beginning of period	2,539,938	1,974,747
Cash and cash equivalents at end of period	$2,606,530	$1,984,529
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
For interim periods, the income tax provision is based upon the Company’s estimated annual effective tax rate. This rate is generally greater than the federal income tax rate of 21%, primarily due to the geographical mix of earnings and amounts being subject to tax at a rate greater than the U.S. statutory rate and state taxes, which are partially offset by tax benefits related to tax-exempt investment income. Tax benefits related to equity-based compensation or other non-recurring items are discretely recorded in the period in which it occurs. During the six months ended June 30, 2026, the Company recognized a tax benefit relating to the repeal of undiscounted property-casualty loss deductions and special estimated payments formerly available under Internal Revenue Code Section 847, which was partially offset by deferred tax charges in the United Kingdom.

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 17,378,810 and 17,659,297 common shares held in a grantor trust as of June 30, 2026 and 2025, respectively). The common shares held in the grantor trust are designated for delivery upon the settlement of restricted stock units ("RSUs") that are vested but mandatorily deferred. Accordingly, such shares deliverable under vested RSUs do not affect diluted shares outstanding since the shares are already included in basic shares outstanding (which includes the shares in the grantor trust referenced above). Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2026	2025	2026	2025
Basic	389,156	397,016	390,702	396,972
Diluted	391,804	400,368	393,316	400,098

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

(4) Consolidated Statements of Comprehensive Income

    The following tables present the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the six months ended June 30, 2026
Changes in AOCI
Beginning of period	$(124,680)		$(326,417)	$(451,097)
Other comprehensive (loss) income before reclassifications	(219,733)		3,815	(215,918)
Amounts reclassified from AOCI	27,008		—	27,008
Other comprehensive (loss) income	(192,725)		3,815	(188,910)
Unrealized investment gain related to noncontrolling interest	—		—	—
End of period	$(317,405)		$(322,602)	$(640,007)
Amounts reclassified from AOCI
Pre-tax	$34,187	(1)	$—	$34,187
Tax effect	(7,179)	(2)	—	(7,179)
After-tax amounts reclassified	$27,008		$—	$27,008
Other comprehensive (loss) income
Pre-tax	$(245,788)		$3,815	$(241,973)
Tax effect	53,063		—	53,063
Other comprehensive (loss) income	$(192,725)		$3,815	$(188,910)

As of and for the three months ended June 30, 2026
Changes in AOCI
Beginning of period	$(269,636)		$(331,641)	$(601,277)
Other comprehensive (loss) income before reclassifications	(71,323)		9,039	(62,284)
Amounts reclassified from AOCI	23,554		—	23,554
Other comprehensive (loss) income	(47,769)		9,039	(38,730)
Unrealized investment gain related to noncontrolling interest	—		—	—
End of period	$(317,405)		$(322,602)	$(640,007)
Amounts reclassified from AOCI
Pre-tax	$29,815	(1)	$—	$29,815
Tax effect	(6,261)	(2)	—	(6,261)
After-tax amounts reclassified	$23,554		$—	$23,554
Other comprehensive (loss) income
Pre-tax	$(59,817)		$9,039	$(50,778)
Tax effect	12,048		—	12,048
Other comprehensive (loss) income	$(47,769)		$9,039	$(38,730)

As of and for the six months ended June 30, 2025
Changes in AOCI
Beginning of period	$(517,170)		$(417,099)	$(934,269)
Other comprehensive income before reclassifications	242,620		93,348	335,968
Amounts reclassified from AOCI	25,918		—	25,918
Other comprehensive income	268,538		93,348	361,886
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
End of period	$(248,633)		$(323,751)	$(572,384)
Amounts reclassified from AOCI
Pre-tax	$32,808	(1)	$—	$32,808
Tax effect	(6,890)	(2)	—	(6,890)
After-tax amounts reclassified	$25,918		$—	$25,918
Other comprehensive income
Pre-tax	$343,713		$93,348	$437,061
Tax effect	(75,175)		—	(75,175)
Other comprehensive income	$268,538		$93,348	$361,886

As of and for the three months ended June 30, 2025
Changes in AOCI
Beginning of period	$(368,898)		$(393,169)	$(762,067)
Other comprehensive income before reclassifications	98,518		69,418	167,936
Amounts reclassified from AOCI	21,747		—	21,747
Other comprehensive income	120,265		69,418	189,683
Unrealized investment gain related to noncontrolling interest	—		—	—
End of period	$(248,633)		$(323,751)	$(572,384)
Amounts reclassified from AOCI
Pre-tax	$27,528	(1)	$—	$27,528
Tax effect	(5,781)	(2)	—	(5,781)
After-tax amounts reclassified	$21,747		$—	$21,747
Other comprehensive income
Pre-tax	$157,858		$69,418	$227,276
Tax effect	(37,593)		—	(37,593)
Other comprehensive income	$120,265		$69,418	$189,683
____________
(1) Net investment (losses) gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
    Interest payments were $63,107,000 and $63,228,000 for the six months ended June 30, 2026 and 2025, respectively. Income tax payments were $205,386,000 and $164,260,000 for the six months ended June 30, 2026 and 2025, respectively.

(6) Investments in Fixed Maturity Securities
    At June 30, 2026 and December 31, 2025, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
June 30, 2026
Held to maturity:
State and municipal	$14,363	$—	$397	$—	$14,760	$14,363
Residential mortgage-backed	1,620	—	39	—	1,659	1,620
Total held to maturity	15,983	—	436	—	16,419	15,983
Available for sale:
U.S. government and government agency	4,427,552	—	20,690	(45,246)	4,402,996	4,402,996
State and municipal:
Special revenue	1,047,316	—	3,294	(25,253)	1,025,357	1,025,357
State general obligation	200,210	—	1,545	(4,165)	197,590	197,590
Pre-refunded	105,873	—	338	(1,650)	104,561	104,561
Corporate backed	135,432	—	915	(3,099)	133,248	133,248
Local general obligation	184,186	—	684	(3,270)	181,600	181,600
Total state and municipal	1,673,017	—	6,776	(37,437)	1,642,356	1,642,356
Mortgage-backed:
Residential	4,388,433	(84)	32,329	(143,610)	4,277,068	4,277,068
Commercial	204,907	—	2,032	(155)	206,784	206,784
Total mortgage-backed	4,593,340	(84)	34,361	(143,765)	4,483,852	4,483,852
Asset-backed	4,090,646	(356)	8,365	(22,127)	4,076,528	4,076,528
Corporate:
Industrial	3,754,054	—	26,731	(37,844)	3,742,941	3,742,941
Financial	3,644,516	—	25,526	(23,056)	3,646,986	3,646,986
Utilities	1,700,715	—	8,980	(16,749)	1,692,946	1,692,946
Other	194,685	—	1,183	(646)	195,222	195,222
Total corporate	9,293,970	—	62,420	(78,295)	9,278,095	9,278,095
Foreign government	2,171,129	—	19,421	(190,368)	2,000,182	2,000,182
Total available for sale	26,249,654	(440)	152,033	(517,238)	25,884,009	25,884,009
Total investments in fixed maturity securities	$26,265,637	$(440)	$152,469	$(517,238)	$25,900,428	$25,899,992
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
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the six months ended June 30, 2026 and 2025:

(In thousands)	2026	2025
Balance, beginning of period	$9	$25
Provision for expected credit losses	(9)	(11)
Balance, end of period	$—	$14
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended June 30, 2026 and 2025:

(In thousands)	2026	2025
Balance, beginning of period	$—	$20
Provision for expected credit losses	—	(6)
Balance, end of period	$—	$14
The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the six months ended June 30, 2026 and 2025:

	2026					2025
(In thousands)	Foreign Government	Mortgage-backed	Asset-backed	State and Municipal	Total	Foreign Government	Mortgage-backed	Asset-backed	State and Municipal	Total
Balance, beginning of period	$—	$65	$—	$—	$65	$216	$430	$—	$—	$646
Change on securities for which credit losses were not previously recorded	—	—	229	—	229	—	—	—	10	10
Change on securities for which credit losses were previously recorded	—	19	127	—	146	102	(430)	—	(10)	(338)
Balance, end of period	$—	$84	$356	$—	$440	$318	$—	$—	$—	$318

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended June 30, 2026 and 2025:

	2026					2025
(In thousands)	Foreign Government	Mortgage-backed	Asset-backed	State and Municipal	Total	Foreign Government	Mortgage-backed	Asset-backed	State and Municipal	Total
Balance, beginning of period	$—	$77	$229	$—	$306	$323	$—	$—	$10	$333
Change on securities for which credit losses were not previously recorded	—	—	—	—	—	—	—	—	—	—
Change on securities for which credit losses were previously recorded	—	7	127	—	134	(5)	—	—	(10)	(15)
Balance, end of period	$—	$84	$356	$—	$440	$318	$—	$—	$—	$318
During the six months ended June 30, 2026, the Company increased the allowance for expected credit losses for available for sale securities primarily due to a decrease in the fair value of one investment in the asset-backed category. During the six months ended June 30, 2025, the Company decreased the allowance for expected credit losses for available for sale securities primarily due to improved pricing related to mortgage-backed securities.
The amortized cost and fair value of fixed maturity securities at June 30, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,729,781	$1,699,290
Due after one year through five years	8,051,862	7,894,090
Due after five years through ten years	4,419,675	4,403,306
Due after ten years	7,469,359	7,418,231
Mortgage-backed securities	4,594,960	4,485,511
Total	$26,265,637	$25,900,428
________________
At June 30, 2026 and December 31, 2025, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
    At June 30, 2026 and December 31, 2025, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2026
Common stocks	$641,956	$251,133	$(9,149)	$883,940	$883,940
Preferred stocks	524,634	98,391	(4,728)	618,297	618,297
Total	$1,166,590	$349,524	$(13,877)	$1,502,237	$1,502,237

December 31, 2025
Common stocks	$566,577	$181,120	$(5,584)	$742,113	$742,113
Preferred stocks	433,472	187,891	(5,275)	616,088	616,088
Total	$1,000,049	$369,011	$(10,859)	$1,358,201	$1,358,201

(8) Arbitrage Trading Account
    At June 30, 2026 and December 31, 2025, the fair and carrying values of the arbitrage trading account were $1,292 million and $1,221 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of June 30, 2026, the fair value of long option contracts outstanding was $5 million (notional amount of $87 million) and the fair value of short option contracts was $7 million (notional amount of $88 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2026	2025	2026	2025
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$360,852	$322,518	$707,379	$636,306
Investment funds	28,783	27,268	68,311	54,291
Arbitrage trading account (1)	19,026	23,672	29,339	40,001
Equity securities	18,075	12,485	33,894	23,126
Real estate	(3,549)	(4,092)	(8,482)	(8,109)
Gross investment income	423,187	381,851	830,441	745,615
Investment expense	(4,473)	(2,548)	(7,393)	(6,020)
Net investment income	$418,714	$379,303	$823,048	$739,595
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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $241 million as of June 30, 2026.
    Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	June 30,	December 31,	For the Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Financial services (1)	$356,653	$360,320	$10,967	$12,277
Transportation	274,390	272,775	22,307	20,714
Real Estate	157,339	163,098	11,905	5,614
Infrastructure	179,235	169,847	9,823	9,064
Energy	42,872	41,966	4,807	(1,234)
Other funds	420,938	353,796	8,502	7,856
Total	$1,431,427	$1,361,802	$68,311	$54,291
(1) Includes the Company's minority investment in Lifson Re (see Note 23 Related-Party Transactions).
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Other funds include deferred compensation trust assets of $51 million and $43 million as of June 30, 2026 and December 31, 2025, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(11) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	June 30,	December 31,
(In thousands)	2026	2025
Properties in operation	$1,122,372	$1,051,455
Properties under development	228,477	228,293
Total	$1,350,849	$1,279,748

    As of June 30, 2026, properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington, D.C. Properties in operation are net of accumulated depreciation and amortization of $44,076,000 and $41,942,000 as of June 30, 2026 and December 31, 2025, respectively. Related depreciation expense was $5,209,000 and $4,547,000 for the six months ended June 30, 2026 and 2025, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $19,372,866 in 2026, $41,767,693 in 2027, $46,319,865 in 2028, $43,005,070 in 2029, $37,335,458 in 2030, $32,740,711 in 2031 and $385,200,556 thereafter.

    A mixed-use project in Washington, D.C. had been under development in 2026 and 2025. The completed portion of the project is reported in properties in operation.

(12) Loans Receivable

At June 30, 2026 and December 31, 2025, loans receivable were as follows:

(In thousands)	June 30, 2026	December 31, 2025
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$265,644	$418,913

Fair value:
Real estate loans	$265,644	$419,074
The real estate loans are secured by commercial real estate located in the U.K. These loans generally earn interest at variable interest rates and have maturities through 2030.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the six months ended June 30, 2026 and 2025:

	2026			2025
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Balance, beginning of period	$161	$—	$161	$1,088	$26	$1,114
Change in expected credit losses	(161)	—	(161)	(754)	9	(745)
Balance, end of period	$—	$—	$—	$334	$35	$369
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended June 30, 2026 and 2025:

	2026			2025
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Balance, beginning of period	$76	$—	$76	$776	$12	$788
Change in expected credit losses	(76)	—	(76)	(442)	23	(419)
Balance, end of period	$—	$—	$—	$334	$35	$369

During the three and six months ended June 30, 2026, the Company reduced the allowance for expected credit losses due to the redemption of a loan. During the three and six months ended June 30, 2025, the Company reduced the allowance for expected credit losses due to the decrease in the weighted average life of the loan portfolio.
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

(13) Net Investment (Losses) Gains
     Net investment (losses) gains were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net investment (losses) gains:
Fixed maturity securities:
Gains	$3,597	$4,209	$8,745	$6,841
Losses	(6,216)	(5,654)	(12,753)	(8,366)
Equity securities (1):
Net realized gains (losses) on investment sales	136	(1,100)	137	(3,695)
Change in unrealized (losses) gains	(18,010)	63,630	(22,504)	83,577
Investment funds	(687)	808	(514)	822
Real estate	(6,891)	(5,256)	(14,189)	(1,313)
Loans receivable	—	—	131	—
Other	(27,060)	(26,104)	(29,813)	(31,622)
Net realized and unrealized (losses) gains on investments in earnings before allowance for expected credit losses	(55,131)	30,533	(70,760)	46,244
Change in allowance for expected credit losses on investments:
Fixed maturity securities	(135)	21	(366)	339
Loans receivable	76	419	161	745
Change in allowance for expected credit losses on investments	(59)	440	(205)	1,084
Net investment (losses) gains	(55,190)	30,973	(70,965)	47,328
Income tax benefit (expense)	11,855	(6,685)	15,237	(10,213)
After-tax net investment (losses) gains	$(43,335)	$24,288	$(55,728)	$37,115

Change in unrealized investment (losses) gains on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$(59,093)	$152,235	$(242,571)	$336,222
Fixed maturity securities with allowance for expected credit losses	(1)	478	(3)	(73)
Investment funds	(680)	5,110	(3,199)	7,606
Other	(43)	35	(15)	(42)
Total change in unrealized investment (losses) gains	(59,817)	157,858	(245,788)	343,713
Income tax benefit (expense)	12,048	(37,593)	53,063	(75,175)
Noncontrolling interests	—	—	—	(1)
After-tax change in unrealized investment (losses) gains of available for sale securities	$(47,769)	$120,265	$(192,725)	$268,537
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

(14) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at June 30, 2026 and December 31, 2025 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2026
U.S. government and government agency	$2,154,637	$37,852	$157,648	$7,394	$2,312,285	$45,246
State and municipal	224,424	2,075	882,149	35,362	1,106,573	37,437
Mortgage-backed	1,332,386	17,449	664,655	126,316	1,997,041	143,765
Asset-backed	1,377,150	7,857	419,348	14,270	1,796,498	22,127
Corporate	2,663,342	29,546	1,267,870	48,749	3,931,212	78,295
Foreign government	1,029,973	12,368	221,743	178,000	1,251,716	190,368
Fixed maturity securities	$8,781,912	$107,147	$3,613,413	$410,091	$12,395,325	$517,238

December 31, 2025
U.S. government and government agency	$790,077	$8,902	$183,896	$6,255	$973,973	$15,157
State and municipal	141,680	1,520	1,053,168	36,893	1,194,848	38,413
Mortgage-backed	251,861	2,265	839,061	130,415	1,090,922	132,680
Asset-backed	644,346	1,643	503,876	15,600	1,148,222	17,243
Corporate	494,240	4,308	1,786,925	58,671	2,281,165	62,979
Foreign government	666,054	9,770	285,640	168,090	951,694	177,860
Fixed maturity securities	$2,988,258	$28,408	$4,652,566	$415,924	$7,640,824	$444,332
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2026 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	56	$167,337	$172,029
State and municipal	2	9,159	839
Corporate	6	8,417	311
Mortgage-backed	13	1,524	122
Total	77	$186,437	$173,301

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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2026
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$4,402,996	$—	$4,402,996	$—
State and municipal	1,642,356	—	1,642,356	—
Mortgage-backed	4,483,852	—	4,483,852	—
Asset-backed	4,076,528	—	4,076,528	—
Corporate	9,278,095	—	9,258,311	19,784
Foreign government	2,000,182	—	2,000,182	—
Total fixed maturity securities available for sale	25,884,009	—	25,864,225	19,784
Equity securities:
Common stocks	883,940	880,946	925	2,069
Preferred stocks	618,297	—	609,622	8,675
Total equity securities	1,502,237	880,946	610,547	10,744
Arbitrage trading account	1,292,382	1,199,119	93,150	113
Total	$28,678,628	$2,080,065	$26,567,922	$30,641
Liabilities:
Trading account securities sold but not yet purchased	$6,576	$6,576	$—	$—

December 31, 2025
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$3,998,038	$—	$3,998,038	$—
State and municipal	1,837,194	—	1,837,194	—
Mortgage-backed	4,808,478	—	4,808,478	—
Asset-backed	3,810,346	—	3,810,346	—
Corporate	8,687,411	—	8,667,410	20,001
Foreign government	1,875,589	—	1,875,589	—
Total fixed maturity securities available for sale	25,017,056	—	24,997,055	20,001
Equity securities:
Common stocks	742,113	739,186	786	2,141
Preferred stocks	616,088	—	607,414	8,674
Total equity securities	1,358,201	739,186	608,200	10,815
Arbitrage trading account	1,221,103	1,139,447	81,543	113
Total	$27,596,360	$1,878,633	$25,686,798	$30,929
Liabilities:
Trading account securities sold but not yet purchased	$66,285	$66,285	$—	$—

    The following tables summarize changes in Level 3 assets and liabilities for the six months ended June 30, 2026 and for the year ended December 31, 2025:

		(Losses) Gains Included In:
(In thousands)	Beginning Balance	(Losses) Earnings	Other Comprehensive (Losses) Income	Purchases	Sales	Transfers In / (Out)	Ending Balance
Six Months Ended June 30, 2026
Assets:
Fixed maturity securities available for sale:
Corporate	$20,001	$—	$(217)	$—	$—	$—	$19,784
Total	20,001	—	(217)	—	—	—	19,784
Equity securities:
Common stocks	2,141	(72)	—	—	—	—	2,069
Preferred stocks	8,674	—	—	—	1	—	8,675
Total	10,815	(72)	—	—	1	—	10,744
Arbitrage trading account	113	—	—	—	—	—	113
Total	$30,929	$(72)	$(217)	$—	$1	$—	$30,641

Year Ended December 31, 2025
Assets:
Fixed maturity securities available for sale:
Corporate	$19,667	$—	$334	$—	$—	$—	$20,001
Total	19,667	—	334	—	—	—	20,001
Equity securities:
Common stocks	2,041	226	—	—	(126)	—	2,141
Preferred stocks	3,674	—	—	6,160	(1,160)	—	8,674
Total	5,715	226	—	6,160	(1,286)	—	10,815
Arbitrage trading account	3,510	1,745	—	—	(5,143)	1	113
Total	$28,892	$1,971	$334	$6,160	$(6,429)	$1	$30,929
    For the six months ended June 30, 2026, there were no securities transferred into or out of Level 3. For the year ended December 31, 2025, one security within the arbitrage trading account portfolio was transferred into Level 3 from Level 2 given there were no available quoted prices or observable inputs.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	June 30,
(In thousands)	2026	2025
Net reserves at beginning of period	$18,953,674	$17,166,641
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	3,866,535	3,822,512
Increase in estimates for claims occurring in prior years (2) (3)	13,624	17,823
Loss reserve discount accretion	16,397	15,881
Total	3,896,556	3,856,216
Net payments for claims:
Current year	427,861	431,981
Prior years	2,666,383	2,537,599
Total	3,094,244	2,969,580
Foreign currency translation	(10,153)	164,747
Net reserves at end of period	19,745,833	18,218,024
Ceded reserves at end of period	3,436,407	3,278,099
Gross reserves at end of period	$23,182,240	$21,496,123
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $33 million and $28 million for the six months ended June 30, 2026 and 2025, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $11 million and $17 million for the six months ended June 30, 2026 and 2025, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $3 million and $1 million for the six months ended June 30, 2026 and 2025.
During the six months ended June 30, 2026, favorable prior year development (net of additional and return premiums) of $3 million included $10 million of favorable prior year development for the Reinsurance & Monoline Excess segment partially offset by $7 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the development during the six months of 2026 resulted primarily from favorable development for short tail-lines of business which was offset by adverse development for other liability and auto liability. The favorable development for short-tail lines of business during the six months of 2026 related to the 2025 accident year, and resulted from favorable settlements of both catastrophe and non-catastrophe property claims below our expectations.
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
For the Reinsurance & Monoline Excess segment, the favorable development during the six months of 2026 was driven mainly by favorable development in non-proportional reinsurance assumed property, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. Similarly to the Insurance segment, the favorable property reinsurance development was driven by favorable claim settlements, below our expectations, related to the 2025 accident year. The unfavorable development for non-proportional reinsurance assumed liability was associated primarily with our U.S. assumed reinsurance businesses, and was concentrated mainly in accident years 2020 through 2023.
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

(17) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2026		December 31, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$25,899,992	$25,900,428	$25,047,662	$25,048,534
Equity securities	1,502,237	1,502,237	1,358,201	1,358,201
Arbitrage trading account	1,292,382	1,292,382	1,221,103	1,221,103
Loans receivable	265,644	265,644	418,913	419,074
Cash and cash equivalents	2,606,530	2,606,530	2,539,938	2,539,938
Trading account receivables from brokers and clearing organizations	3,139	3,139	11,669	11,669
Due from broker	—	—	629	629
Liabilities:
Due to broker	176,693	176,693	—	—
Trading account securities sold but not yet purchased	6,576	6,576	66,285	66,285
Senior notes and other debt	1,829,445	1,447,266	1,829,198	1,440,055
Subordinated debentures	1,010,887	713,744	1,010,527	760,400
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

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2026	2025	2026	2025
Written premiums:
Direct	$3,811,809	$3,610,784	$7,282,995	$6,921,677
Assumed	332,191	366,985	646,771	740,031
Ceded	(713,766)	(626,330)	(1,325,186)	(1,176,966)
Total net premiums written	$3,430,234	$3,351,439	$6,604,580	$6,484,742

Earned premiums:
Direct	$3,496,543	$3,335,252	$6,920,685	$6,569,095
Assumed	329,359	336,521	644,293	676,118
Ceded	(638,513)	(573,588)	(1,262,417)	(1,134,647)
Total net premiums earned	$3,187,389	$3,098,185	$6,302,561	$6,110,566

Ceded losses and loss expenses incurred	$526,426	$354,923	$884,166	$669,175
Ceded commissions earned	$156,093	$135,919	$309,041	$275,523
    The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the six months ended June 30, 2026 and 2025:

(In thousands)	2026	2025
Allowance for expected credit losses, beginning of period	$42,006	$39,884
Change in expected credit losses	(585)	(924)
Allowance for expected credit losses, end of period	$41,421	$38,960
The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended June 30, 2026 and 2025:

(In thousands)	2026	2025
Allowance for expected credit losses, beginning of period	$42,130	$38,861
Change in expected credit losses	(709)	99
Allowance for expected credit losses, end of period	$41,421	$38,960
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses.
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the six months ended June 30, 2026 and 2025:

(In thousands)	2026	2025
Allowance for expected credit losses, beginning of period	$6,378	$8,350
Change in expected credit losses	430	(1,396)
Allowance for expected credit losses, end of period	$6,808	$6,954

The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended June 30, 2026 and 2025:

(In thousands)	2026	2025
Allowance for expected credit losses, beginning of period	$4,972	$7,084
Change in expected credit losses	1,836	(130)
Allowance for expected credit losses, end of period	$6,808	$6,954

(19) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $27 million and $25 million for the six months ended June 30, 2026 and 2025, respectively. A summary of RSUs issued in the six months ended June 30, 2026 and 2025 follows:

($ in thousands)	Units	Fair Value
2026	9,427	$657
2025	20,995	$1,235

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
On December 22, 2023, one of the Company’s subsidiaries filed a lawsuit against certain reinsurers to recover in excess of $90 million in respect of certain losses paid to its policyholders under certain event cancellation and related insurance policies. On April 23, 2026, the court issued a judgment that principally resolved the lawsuit in favor of the Company's subsidiary. Certain reinsurers have filed applications requesting permission to appeal aspects of the judgment. The final amount recoverable by the Company’s subsidiary will be determined based upon the appellate process and additional costs due the Company’s subsidiary from reinsurers. The Company believes the final amount determined to be recoverable, in any case, will not be material to the Company’s financial condition.

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
    To determine the discount rate used to calculate the present value of future minimum lease payments, the Company uses its incremental borrowing rate during the lease commencement period in line with the respective lease duration. In certain cases, the Company has the option to renew the lease. Lease renewal future payments are included in the present value of the future minimum lease payments when the Company determines it is reasonably certain to renew.
The main leases entered into by the Company are for office space used by the Company’s businesses across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2026	2025	2026	2025
Leases:
Lease cost	$14,277	$13,220	$28,192	$25,998
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	12,228	11,832	24,325	25,314
Right-of-use assets obtained in exchange for new lease liabilities	13,977	31,224	17,737	44,434

	As of June 30,
($ in thousands)	2026	2025
Right-of-use assets	$221,864	$210,884
Lease liabilities	$262,848	$249,189
Weighted-average remaining lease term	7.0 years	7.3 years
Weighted-average discount rate	5.99%	5.82%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	June 30, 2026
Contractual Maturities:
2026	$28,459
2027	50,951
2028	49,361
2029	44,804
2030	39,718
Thereafter	110,353
Total undiscounted future minimum lease payments	323,646
Less: Discount impact	60,798
Total lease liability	$262,848

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
The Company's chief operating decision maker ("CODM") is the Chairman, Chief Executive Officer and President. The CODM assesses performance, makes decisions and allocates resources for each of the three reportable segments based on their contribution towards the Company's profitability and balance sheet strength. Certain key metrics such as combined ratio and return on allocated capital for the Insurance and Reinsurance & Monoline Excess segments, as well as Corporate segment expenditures, are examples of key components of the assessment, decision-making and resource-allocation process.
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

	Revenues				Expenses
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Losses and Loss Expenses	Policy Acquisition and Insurance Operating Expenses	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended June 30, 2026
Insurance	$2,826,030	$337,470	$10,218	$3,173,718	$1,782,776	$800,490	$11,880	$2,595,146	$578,572	$455,140
Reinsurance & Monoline Excess	361,359	70,757	—	432,116	177,756	108,854	—	286,610	145,506	114,049
Corporate, other and eliminations (3)	—	10,487	154,988	165,475	—	—	259,165	259,165	(93,690)	(73,593)
Net investment losses	—	—	(55,190)	(55,190)	—	—	—	—	(55,190)	(43,335)
Total	$3,187,389	$418,714	$110,016	$3,716,119	$1,960,532	$909,344	$271,045	$3,140,921	$575,198	$452,261
Three months ended June 30, 2025
Insurance	$2,728,784	$299,476	$10,154	$3,038,414	$1,742,235	$772,328	$11,179	$2,525,742	$512,672	$393,450
Reinsurance & Monoline Excess	369,401	80,858	—	450,259	213,189	109,771	—	322,960	127,299	100,040
Corporate, other and eliminations (3)	—	(1,031)	152,193	151,162	—	—	300,243	300,243	(149,081)	(116,490)
Net investment gains	—	—	30,973	30,973	—	—	—	—	30,973	24,288
Total	$3,098,185	$379,303	$193,320	$3,670,808	$1,955,424	$882,099	$311,422	$3,148,945	$521,863	$401,288
Six months ended June 30, 2026
Insurance	$5,591,522	$648,712	$20,059	$6,260,293	$3,549,742	$1,583,909	$23,407	$5,157,058	$1,103,235	$888,607
Reinsurance & Monoline Excess	711,039	138,606	—	849,645	346,814	214,619	—	561,433	288,212	236,416
Corporate, other and eliminations (3)	—	35,730	331,750	367,480	—	—	496,665	496,665	(129,185)	(101,817)
Net investment losses	—	—	(70,965)	(70,965)	—	—	—	—	(70,965)	(55,728)
Total	$6,302,561	$823,048	$280,844	$7,406,453	$3,896,556	$1,798,528	$520,072	$6,215,156	$1,191,297	$967,478
Six months ended June 30, 2025
Insurance	$5,371,291	$590,724	$20,106	$5,982,121	$3,429,688	$1,507,989	$22,267	$4,959,944	$1,022,177	$786,572
Reinsurance & Monoline Excess	739,275	147,288	—	886,563	426,528	212,356	—	638,884	247,679	195,883
Corporate, other and eliminations (3)	—	1,583	300,612	302,195	—	—	558,910	558,910	(256,715)	(200,710)
Net investment gains	—	—	47,328	47,328	—	—	—	—	47,328	37,115
Total	$6,110,566	$739,595	$368,046	$7,218,207	$3,856,216	$1,720,345	$581,177	$6,157,738	$1,060,469	$818,860
Identifiable Assets

(In thousands)	June 30, 2026	December 31, 2025
Insurance	$37,259,095	$35,686,306
Reinsurance & Monoline Excess	5,750,756	5,891,538
Corporate, other and eliminations (3)	2,667,262	2,348,999
Consolidated	$45,677,113	$43,926,843
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2) Revenues for Insurance from foreign operations for the three months ended June 30, 2026 and 2025 were $386 million and $361 million, respectively, and for the six months ended June 30, 2026 and 2025 were $763 million and $694 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign operations for the three months ended June 30, 2026 and 2025 were $118 million and $116 million, respectively, and for the six months ended June 30, 2026 and 2025 were $231 million and $246 million, respectively.
(3) Corporate, other and eliminations represent corporate revenues and expenses and certain other items that are not allocated to business segments.

    Net premiums earned by major line of business are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2026	2025	2026	2025
Insurance:
Other liability	$1,127,144	$1,104,332	$2,224,985	$2,177,060
Short-tail lines (1)	663,471	619,988	1,315,994	1,216,096
Auto	424,879	405,632	838,371	795,581
Workers' compensation	315,434	318,881	629,176	629,910
Professional liability	295,102	279,951	582,996	552,644
Total Insurance	2,826,030	2,728,784	5,591,522	5,371,291

Reinsurance & Monoline Excess:
Casualty (2)	174,630	184,903	346,349	366,670
Property (2)	110,751	113,136	212,603	233,979
Monoline excess (3)	75,978	71,362	152,087	138,626
Total Reinsurance & Monoline Excess	361,359	369,401	711,039	739,275

Total	$3,187,389	$3,098,185	$6,302,561	$6,110,566
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
Transactions between the Company and Lifson Re were as follows:

(In thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated statements of income	2026	2025	2026	2025
Ceded written premiums	$148,571	$140,363	$267,088	$246,500
Ceded commissions and brokerage	34,442	35,656	68,367	66,080

	As of
Consolidated balance sheets	June 30, 2026	December 31, 2025
Due from reinsurers	$615,317	$537,366
Due to reinsurers	135,367	118,788

The Company earned certain management and performance fees from Lifson Re of $5 million and $3 million for the six months ended June 30, 2026 and 2025, respectively.

Mitsui Sumitomo Insurance Co., Ltd.
Pursuant to an arrangement (“the Framework Agreement”) entered between Mitsui Sumitomo Insurance Co., Ltd. (“MSI”) and a company owned by members of the Berkley family and trusts for their benefit (collectively, the “Berkley Family”), as of June 30, 2026, MSI owned 15.8% of the Company’s outstanding common stock excluding shares held in a deferred compensation grantor trust. In addition, pursuant to the Framework Agreement, the Berkley Family recommended to the Company’s Board of Directors (the “Board”) that MSI’s designee be nominated to stand for election to the Board at the Company’s 2026 annual stockholders meeting. Upon recommendation of the Board’s Nominating and Corporate Governance Committee, the Board approved MSI’s designee standing for election and he was duly elected at the Company's 2026 annual stockholders meeting.
In the normal course of its operations, the Company from time to time enters into reinsurance transactions with MSI or one of its affiliates (including its Lloyd’s of London operations), including the following:
•During the six months ended June 30, 2026, the Company ceded written premiums and had commissions with MSI or one of its affiliates of $34 million and $7 million, respectively. During the three months ended June 30, 2026, the Company ceded written premiums and had commissions with MSI or one of its affiliates of $19 million and $4 million, respectively. As of June 30, 2026, in connection with insurance ceded to MSI and its affiliates, the Company had amounts due from and due to reinsurers of $69 million and $13 million, respectively.
•During the three and six months ended June 30, 2026, the Company assumed written premiums from MSI or one of its affiliates of $10 million and $15 million, respectively. As of June 30, 2026, in connection with insurance assumed from MSI and its affiliates, the Company had premiums receivable and due to reinsured amounts of $8 million and $8 million, respectively.
MSI has a minority investment in Lifson Re.
The Lifson Re and MSI transactions discussed above were entered into at arm's-length.

SAFE HARBOR STATEMENT

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2026 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. Forward-looking statements are generally, although not always, identified by words such as "may," "should," "expects," "provides," "anticipates," "assumes," "can," "will," "meets," "could," "likely," "intends," "might," "predicts," "seeks," "would," "believes," "estimates," "plans," "continues," or similar expressions. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, foreign government bonds, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy-related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts, including claims for cybersecurity-related risks; natural and man-made catastrophic losses, including as a result of terrorist activities or the ongoing conflict with Iran; the impact of climate-related risks, which may alter the frequency and increase the severity of catastrophe events; general economic and market activities, including inflation, the risk of recession, changing interest rates, the impact of tariffs and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; cybersecurity breaches of our information technology systems and the information technology systems of our vendors and other third parties, or related processes and systems; the increasing use of artificial intelligence technologies by us or third parties on which we rely could expose us to technological, security, legal, and other risks; the risk of future pandemics, as well as continuing effects of the COVID-19 pandemic; foreign currency and political risks relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2019; the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
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
    Our net reserves for losses and loss expenses of approximately $20 billion as of June 30, 2026 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $3.4 billion, or 17.3%, of the Company’s net loss reserves as of June 30, 2026 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves, which predominantly comprise these reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance, our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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

    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	June 30, 2026	December 31, 2025
Insurance	$16,331,703	$15,534,168
Reinsurance & Monoline Excess	3,414,130	3,419,506
Net reserves for losses and loss expenses	19,745,833	18,953,674
Ceded reserves for losses and loss expenses	3,436,407	3,254,099
Gross reserves for losses and loss expenses	$23,182,240	$22,207,773

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
June 30, 2026
Other liability	$2,437,571	$6,443,846	$8,881,417
Professional liability	734,308	1,642,189	2,376,497
Auto	870,835	1,080,354	1,951,189
Workers’ compensation (1)	1,122,216	782,059	1,904,275
Short-tail lines (2)	446,125	772,200	1,218,325
Total Insurance	5,611,055	10,720,648	16,331,703
Reinsurance & Monoline Excess (1) (3)	1,635,155	1,778,975	3,414,130
Total	$7,246,210	$12,499,623	$19,745,833

December 31, 2025
Other liability	$2,385,364	$5,903,742	$8,289,106
Professional liability	673,774	1,582,133	2,255,907
Workers’ compensation (1)	1,103,703	760,075	1,863,778
Auto	828,000	1,032,528	1,860,528
Short-tail lines (2)	438,813	826,036	1,264,849
Total Insurance	5,429,654	10,104,514	15,534,168
Reinsurance & Monoline Excess (1) (3)	1,670,518	1,748,988	3,419,506
Total	$7,100,172	$11,853,502	$18,953,674
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $434 million and $420 million as of June 30, 2026 and December 31, 2025, respectively.
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
    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the six months ended June 30, 2026 and 2025 are as follows:

(In thousands)	2026	2025
Increase in prior year loss reserves	$(13,624)	$(17,823)
Increase in prior year earned premiums	16,309	19,306
Net favorable prior year development	$2,685	$1,483
During the six months ended June 30, 2026, favorable prior year development (net of additional and return premiums) of $3 million included $10 million of favorable prior year development for the Reinsurance & Monoline Excess segment partially offset by $7 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the development during the six months of 2026 resulted primarily from favorable development for short tail-lines of business which was offset by adverse development for other liability and auto liability. The favorable development for short-tail lines of business during the six months of 2026 related to the 2025 accident year, and resulted from favorable settlements of both catastrophe and non-catastrophe property claims below our expectations.
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
For the Reinsurance & Monoline Excess segment, the favorable development during the six months of 2026 was driven mainly by favorable development in non-proportional reinsurance assumed property, partially offset by adverse development in the non-proportional reinsurance assumed liability line of business. Similarly to the Insurance segment, the favorable property reinsurance development was driven by favorable claim settlements, below our expectations, related to the 2025 accident year. The unfavorable development for non-proportional reinsurance assumed liability was associated primarily with our U.S. assumed reinsurance businesses, and was concentrated mainly in accident years 2020 through 2023.
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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,436 million and $1,400 million at June 30, 2026 and December 31, 2025, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $434 million and $420 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.6%.
    Substantially all of the workers’ compensation discount (97% of total discounted reserves at June 30, 2026) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at June 30, 2026), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $48 million at June 30, 2026 and $54 million at December 31, 2025. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2026 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government (1)	56	$167,337	$172,029
State and municipal	2	9,159	839
Corporate	6	8,417	311
Mortgage-backed	13	1,524	122
Total	77	$186,437	$173,301
(1) A significant amount of the unrealized loss is the result of changes in currency exchange rates.
    As of June 30, 2026, the Company recorded an allowance for expected credit losses on fixed maturity securities of $0.4 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of none and $0.2 million as of June 30, 2026 and December 31, 2025, respectively.
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
    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of June 30, 2026:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$25,232,259	97.5%
Syndicate manager	145,065	0.5
Directly by the Company based on:
Observable data	486,901	1.9
Cash flow model	19,784	0.1
Total	$25,884,009	100.0%
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

Results of Operations for the Six Months Ended June 30, 2026 and 2025
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2026 and 2025. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2026	2025
Insurance:
Gross premiums written	$7,164,335	$6,823,840
Net premiums written	5,903,700	5,708,158
Net premiums earned	5,591,522	5,371,291
Loss ratio	63.5%	63.9%
Expense ratio	28.3%	28.0%
GAAP combined ratio	91.8%	91.9%
Reinsurance & Monoline Excess:
Gross premiums written	$765,431	$837,868
Net premiums written	700,880	776,584
Net premiums earned	711,039	739,275
Loss ratio	48.8%	57.7%
Expense ratio	30.2%	28.7%
GAAP combined ratio	79.0%	86.4%
Consolidated:
Gross premiums written	$7,929,766	$7,661,708
Net premiums written	6,604,580	6,484,742
Net premiums earned	6,302,561	6,110,566
Loss ratio	61.8%	63.1%
Expense ratio	28.6%	28.2%
GAAP combined ratio	90.4%	91.3%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the six months ended June 30, 2026 and 2025:

(In thousands, except per share data)	2026	2025
Net income to common stockholders	$967,478	$818,860
Weighted average diluted shares	393,316	400,098
Net income per diluted share	$2.46	$2.05
    The Company reported net income to common stockholders of $967 million in 2026 compared to $819 million in 2025. The $148 million increase in net income was primarily due to an after-tax increase in foreign currency gains of $73 million due to the U.S. dollar strengthening against other major currencies in 2026, an after-tax increase of $68 million in net investment income primarily due to a larger fixed maturity securities portfolio and increased investment income from investment funds, an after-tax increase in underwriting income of $60 million mainly due to lower catastrophe losses in 2026, a $43 million decrease in tax expense due to the repeal of undiscounted property-casualty loss deductions and special estimated payments formerly available under Internal Revenue Code Section 847, partially offset by deferred tax charges in the United Kingdom and an after-tax increase in profits from non-insurance businesses of $19 million, partially offset by an after-tax increase in net investment losses of $96 million mainly due to a change in unrealized gains on equity securities, an after-tax increase in corporate expenses of $14 million, an after-tax decrease of $3 million in profit from insurance service businesses and an after-tax decrease in income of $2 million related to minority interest. The number of weighted average diluted shares decreased 6.8 million for 2026 compared to 2025, mainly reflecting shares repurchased in 2026 and 2025.
    Premiums. Gross premiums written were $7,930 million in 2026, an increase of 3.5% from $7,662 million in 2025. The increase was due to a $341 million increase in the Insurance segment, partially offset by a $73 million decrease in the

Reinsurance & Monoline Excess segment. Approximately 81% of premiums expiring in 2026, and 80% of premiums expiring in 2025 were renewed.
    Average renewal premium rates (per unit of exposure) for insurance and facultative reinsurance increased 5.1% in 2026 and increased 5.6% excluding workers' compensation.
    A summary of gross premiums written in 2026 compared with 2025 by line of business within each business segment follows:
•Insurance - gross premiums increased 5% to $7,165 million in 2026 from $6,824 million in 2025. Gross premiums increased $171 million (9%) for short-tail lines, $71 million (10%) for professional liability, $68 million (3%) for other liability and $34 million (4%) for auto, partially offset by a reduction of $3 million (1%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums decreased by 9% to $765 million in 2026 from $838 million in 2025. Gross premiums decreased $49 million (13%) for casualty and $32 million (11%) for property, partially offset by an increase of $8 million (5%) for monoline excess.
    Net premiums written were $6,605 million in 2026, an increase of 2% from $6,485 million in 2025. Ceded reinsurance premiums as a percentage of gross written premiums were 17% and 15% in 2026 and 2025, respectively.
    Premiums earned increased 3% to $6,303 million in 2026 from $6,111 million in 2025. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2026 are related to business written during both 2026 and 2025. Audit premiums were $139 million in 2026 compared with $168 million in 2025.
    Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2026 and 2025:

	Amount		Average Annualized Yield
($ in thousands)	2026	2025	2026	2025
Fixed maturity securities, including cash and cash equivalents and loans receivable	$707,379	$636,306	5.0%	4.9%
Investment funds	68,311	54,291	9.8	7.3
Equity securities	33,894	23,126	6.2	5.2
Arbitrage trading account	29,339	40,001	4.9	7.1
Real estate	(8,482)	(8,109)	(1.3)	(1.2)
Gross investment income	830,441	745,615	5.0	4.8
Investment expenses	(7,393)	(6,020)	—	—
Total	$823,048	$739,595	4.9%	4.8%
    Net investment income increased 11% to $823 million in 2026 from $740 million in 2025 due primarily to a $71 million increase in income from fixed maturity securities mainly driven by a larger fixed maturity securities portfolio, a $14 million increase in income from investment funds primarily due to energy funds and real estate funds and an $11 million increase in equity securities, partially offset by an $11 million decrease in arbitrage trading account, a $1 million decrease in real estate and a $1 million increase in investment expenses. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 5.0% in 2026 and 4.9% in 2025. The effective duration of the fixed maturity portfolio was 3.2 years at June 30, 2026 and 3.0 years at December 31, 2025. Average invested assets, at cost (including cash and cash equivalents), were $33.5 billion in 2026, up 8% from $30.9 billion in 2025.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $59 million in 2026 compared to $62 million in 2025.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized losses on investments were $71 million in 2026 compared with gains of $46 million in 2025. The losses of $71 million in 2026 reflected net realized losses on investments of $48 million and a decrease in unrealized gains on equity securities of $23 million. The gains of $46 million in 2025 reflected an increase in unrealized gains on equity securities of $83 million, partially offset by net realized losses on investments of $37 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments, which are reflected in net investment gains (losses), increased by $0.2 million ($0.2 million after-tax) in 2026 due to a decrease in fair value of one investment in fixed maturity securities, and decreased by $1 million ($0.8 million after-tax) in 2025 reflecting improved pricing related to fixed maturity securities and the redemption of one loan in the loan receivable portfolio.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $291 million in 2026 and $258 million in 2025. The increase mainly relates to aviation-related business due to plane sales, partially offset by the reduction in commercial and residential textile business and promotional merchandise business.
    Losses and Loss Expenses. Losses and loss expenses increased to $3,897 million in 2026 from $3,856 million in 2025. The consolidated loss ratio was 61.8% in 2026 and 63.1% in 2025. Catastrophe losses, net of reinsurance recoveries, were $138 million in 2026 primarily related to winter storms, compared to $210 million in 2025 with the largest contributors being California wildfire losses and frequency of severe storms. Favorable prior year reserve development (net of premium offsets) was $3 million in 2026 and $1 million in 2025. The loss ratio excluding catastrophe losses and prior year reserve development was 59.7% in both 2026 and 2025.
    A summary of loss ratios in 2026 compared with 2025 by business segment follows:
•Insurance - The loss ratio was 63.5% in 2026 and 63.9% in 2025. Catastrophe losses were $135 million in 2026 compared with $148 million in 2025. Adverse prior year reserve development was $7 million in 2026 and $19 million in 2025. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.2 points to 60.9% in 2026 from 60.7% in 2025.
•Reinsurance & Monoline Excess - The loss ratio was 48.8% in 2026 and 57.7% in 2025. Catastrophe losses were $3 million in 2026 and $62 million in 2025. Favorable prior year reserve development was $10 million in 2026 and $20 million in 2025. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.3 points to 49.8% in 2026 from 52.1% in 2025.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the six months ended June 30, 2026 and 2025:

($ in thousands)	2026	2025
Policy acquisition and insurance operating expenses	$1,798,528	$1,720,345
Insurance service expenses	48,634	47,534
Net foreign currency (gains) losses	(15,037)	74,774
Other costs and expenses	164,454	$146,564
Total	$1,996,579	$1,989,217
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 5% and net premiums earned increased 3% from 2025. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) increased 0.4 points to 28.6% in 2026 from 28.2% in 2025, mainly due to investments in the business and from the decline in net earned premiums related to the Reinsurance & Monoline Excess segment.
    Insurance service expenses, which represent the costs associated with the fee-based businesses, were $49 million in 2026 and $48 million in 2025.

    Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $15 million in 2026 compared to losses of $75 million in 2025, primarily due to the U.S. dollar strengthening against other major currencies in 2026.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $164 million in 2026 from $147 million in 2025, primarily due to higher compensation-related costs and new start-up operating unit expenses in 2026.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $259 million in 2026 compared to $249 million in 2025. The increase mainly relates to aviation-related business, partially offset by the reduction in commercial and residential textile business and promotional merchandise business.
Interest Expense. Interest expense was $63 million in both 2026 and 2025.
Income Taxes. The effective income tax rate was 18.8% and 22.9% for the six months ended June 30, 2026 and 2025, respectively. The lower effective income tax rate for the six months ended June 30, 2026, as compared to the earlier period, was primarily due to the impact of the repeal of undiscounted property-casualty loss deductions and special estimated payments formerly available under Internal Revenue Code Section 847, partially offset by deferred tax charges in the United Kingdom.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $652 million of its non-U.S. subsidiaries, since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will not be material.
In the United States, on July 4, 2025, the budget reconciliation package known as the “One Big Beautiful Bill Act” was signed into law. Changes resulting from the tax provisions thereunder did not have a material impact on the Company’s results from operations.

Results of Operations for the Three Months Ended June 30, 2026 and 2025
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2026 and 2025. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2026	2025
Insurance:
Gross premiums written	$3,802,768	$3,606,887
Net premiums written	3,123,983	3,013,703
Net premiums earned	2,826,030	2,728,784
Loss ratio	63.1%	63.8%
Expense ratio	28.3%	28.3%
GAAP combined ratio	91.4%	92.1%
Reinsurance & Monoline Excess:
Gross premiums written	$341,232	$370,882
Net premiums written	306,251	337,736
Net premiums earned	361,359	369,401
Loss ratio	49.2%	57.7%
Expense ratio	30.1%	29.7%
GAAP combined ratio	79.3%	87.4%
Consolidated:
Gross premiums written	$4,144,000	$3,977,769
Net premiums written	3,430,234	3,351,439
Net premiums earned	3,187,389	3,098,185
Loss ratio	61.5%	63.1%
Expense ratio	28.5%	28.5%
GAAP combined ratio	90.0%	91.6%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended June 30, 2026 and 2025:

(In thousands, except per share data)	2026	2025
Net income to common stockholders	$452,261	$401,288
Weighted average diluted shares	391,804	400,368
Net income per diluted share	$1.15	$1.00
    The Company reported net income to common stockholders of $452 million in 2026 compared to $401 million in 2025. The $51 million increase in net income was primarily due to an after-tax increase in underwriting income of $45 million due to lower catastrophe losses in 2026, an after-tax decrease in foreign currency losses of $42 million due to the U.S. dollar weakening against other major currencies in 2026 to a lesser degree, an after-tax increase of $31 million in net investment income primarily due to a larger fixed maturity securities portfolio, a $10 million decrease in tax expense due to a change in the effective tax rate and an after-tax increase in profits from non-insurance businesses of $4 million, partially offset by an after-tax increase in net investment losses of $68 million mainly due to change in unrealized gains on equity securities, an after-tax increase in corporate expenses of $10 million and an after-tax decrease of $3 million in profit from insurance service businesses. The number of weighted average diluted shares decreased 8.6 million for 2026 compared to 2025, mainly reflecting shares repurchased in 2026 and 2025.
    Premiums. Gross premiums written were $4,144 million in 2026, an increase of 4% from $3,978 million in 2025. The increase was due to a $196 million increase in the Insurance segment, partially offset by a $30 million decrease in the Reinsurance & Monoline Excess segment. Approximately 81% of premiums expiring in 2026, and 80% of premiums expiring in 2025 were renewed.

    Average renewal premium rates (per unit of exposure) for insurance and facultative reinsurance increased 3.5% in 2026 and increased 3.8% excluding workers' compensation.
    A summary of gross premiums written in 2026 compared with 2025 by line of business within each business segment follows:
•Insurance - gross premiums increased 5% to $3,803 million in 2026 from $3,607 million in 2025. Gross premiums increased $96 million (10%) for short-tail lines, $47 million (12%) for professional liability, $37 million (3%) for other liability, $10 million (2%) for auto and $6 million (2%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums decreased by 8% to $341 million in 2026 from $371 million in 2025. Gross premiums decreased $25 million (13%) for casualty and $6 million (4%) for property, partially offset by an increase of $1 million (3%) for monoline excess.
    Net premiums written were $3,430 million in 2026, an increase of 2.4% from $3,351 million in 2025. Ceded reinsurance premiums as a percentage of gross written premiums was 17% and 16% in 2026 and 2025, respectively.
    Premiums earned increased 3% to $3,187 million in 2026 from $3,098 million in 2025. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2026 are related to business written during both 2026 and 2025. Audit premiums were $65 million in 2026 compared with $86 million in 2025.
    Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2026 and 2025:

	Amount		Average Annualized Yield
($ in thousands)	2026	2025	2026	2025
Fixed maturity securities, including cash and cash equivalents and loans receivable	$360,852	$322,518	5.0%	4.9%
Investment funds	28,783	27,268	8.1	7.3
Arbitrage trading account	19,026	23,672	6.2	8.4
Equity securities	18,075	12,485	6.3	5.6
Real estate	(3,549)	(4,092)	(1.1)	(1.3)
Gross investment income	423,187	381,851	5.0	4.9
Investment expenses	(4,473)	(2,548)	—	—
Total	$418,714	$379,303	5.0%	4.9%

    Net investment income increased 10% to $419 million in 2026 from $379 million in 2025 due primarily to a $38 million increase in income from fixed maturity securities mainly driven by a larger fixed maturity securities portfolio, a $6 million increase in equity securities, a $2 million increase in income from investment funds and a $1 million decrease in loss from real estate, partially offset by a $5 million decrease in arbitrage trading account and a $2 million increase in investment expenses. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 5.0% in 2026 and 4.9% in 2025. The effective duration of the fixed maturity portfolio was 3.2 years at June 30, 2026 and 3.0 years at December 31, 2025. Average invested assets, at cost (including cash and cash equivalents), were $33.8 billion in 2026, up 8% from $31.2 billion in 2025.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $31 million in 2026 compared to $33 million in 2025.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized losses on investments were $55 million in 2026 compared with gains of $31 million in 2025. The losses of $55 million in 2026 reflected net realized losses on investments of $37 million and a decrease in unrealized gains on equity securities of $18 million. The gains of $31 million in 2025 reflected an increase in unrealized gains on equity securities of $64 million, partially offset by net realized losses on investments of $33 million.

Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments, which are reflected in net investment gains (losses), increased by $59 thousand ($47 thousand after-tax) in 2026, and decreased by $0.4 million ($0.3 million after-tax) in 2025.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $134 million in 2026 and $129 million in 2025. The increase mainly relates to aviation-related business, partially offset by the reduction in commercial and residential textile business and promotional merchandise business.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,961 million in 2026 from $1,955 million in 2025. The consolidated loss ratio was 61.5% in 2026 and 63.1% in 2025. Catastrophe losses, net of reinsurance recoveries, were $62 million in 2026, compared to $99 million in 2025 driven by frequency of severe storms. Favorable prior year reserve development (net of premium offsets) was $1 million in both 2026 and 2025. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.3 points to 59.6% in 2026 from 59.9% in 2025.
    A summary of loss ratios in 2026 compared with 2025 by business segment follows:
•Insurance - The loss ratio was 63.1% in 2026 and 63.8% in 2025. Catastrophe losses were $60 million in 2026 compared with $78 million in 2025. Favorable prior year reserve development was $0.7 million in 2026 and adverse prior year reserve development was $7 million in 2025. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.3 points to 61.0% in 2026 from 60.7% in 2025.
•Reinsurance & Monoline Excess - The loss ratio was 49.2% in 2026 and 57.7% in 2025. Catastrophe losses were $2 million in 2026 and $21 million in 2025. Favorable prior year reserve development was $0.5 million in 2026 and $8 million in 2025. The loss ratio excluding catastrophe losses and prior year reserve development decreased 5.5 points to 48.6% in 2026 from 54.1% in 2025.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended June 30, 2026 and 2025:

($ in thousands)	2026	2025
Policy acquisition and insurance operating expenses	$909,344	$882,099
Insurance service expenses	25,468	24,287
Net foreign currency losses	1,974	55,396
Other costs and expenses	89,134	$77,525
Total	$1,025,920	$1,039,307
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 3% and net premiums earned increased 3% from 2025. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) was 28.5% in both 2026 and 2025.
    Insurance service expenses, which represent the costs associated with the fee-based businesses, were $25 million in 2026 and $24 million in 2025.
    Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $2 million in 2026 compared to $55 million in 2025, primarily due to the U.S. dollar weakening against other major currencies in 2026 and 2025.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $89 million in 2026 from $78 million in 2025, primarily due to higher compensation-related costs and new start-up operating unit expenses in 2026.

    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $123 million in 2026 compared to $122 million in 2025. The increase mainly relates to aviation-related business, partially offset by the reduction in commercial and residential textile business and promotional merchandise business.
Interest Expense. Interest expense was $32 million in both 2026 and 2025.
Income Taxes. The effective income tax rate was 21.4% and 23.2% for the three months ended June 30, 2026 and 2025, respectively. The lower effective income tax rate for the three months ended June 30, 2026, as compared to the earlier period, was primarily due to a more favorable geographical mix of earnings.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $652 million of its non-U.S. subsidiaries, since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will not be material.
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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 3.2 years at June 30, 2026 and 3.0 years at December 31, 2025. The Company’s fixed maturity investment portfolio and investment-related assets as of June 30, 2026 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$4,402,996	12.9%
State and municipal:
Special revenue	1,025,357	3.0
State general obligation	211,953	0.6
Local general obligation	181,600	0.5
Corporate backed	133,248	0.4
Pre-refunded (1)	104,561	0.3
Total state and municipal	1,656,719	4.8
Mortgage-backed:
Agency	4,083,630	12.0
Commercial	206,784	0.6
Residential-Prime	193,880	0.6
Residential-Alt A	1,178	—
Total mortgage-backed	4,485,472	13.2
Asset-backed securities	4,076,528	11.9
Corporate:
Industrial	3,742,941	11.0
Financial	3,646,986	10.7
Utilities	1,692,946	4.9
Other	195,222	0.6
Total corporate	9,278,095	27.2
Foreign government and foreign government agencies	2,000,182	5.8
Total fixed maturity securities	25,899,992	75.8
Equity securities:
Common stocks	883,940	2.6
Preferred stocks	618,297	1.8
Total equity securities	1,502,237	4.4
Cash and cash equivalents (2)	2,426,400	7.1
Investment funds	1,431,427	4.2
Real estate	1,350,849	3.9
Arbitrage trading account	1,292,382	3.8
Loans receivable	265,644	0.8
Total investments	$34,168,931	100.0%
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
Investment Funds. At June 30, 2026, the carrying value of investment funds was $1.4 billion, including investments in other funds of $421 million (which includes a deferred compensation trust asset of $51 million), financial services funds of $357 million, transportation funds of $274 million, infrastructure funds of $179 million, real estate funds of $157 million, and energy funds of $43 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At June 30, 2026, real estate properties in operation included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington, D.C. In addition, part of the previously mentioned mixed-use project in Washington, D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable had both amortized cost and fair value of $266 million as of June 30, 2026. Loans receivable include real estate loans of $266 million secured by commercial real estate located in the U.K. Real estate loans generally earn interest at variable interest rates and have maturities through 2030.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 3.2 years at June 30, 2026 and 3.0 years at December 31, 2025.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities increased to $1,468 million in the six months ended June 30, 2026 from $1,448 million in the six months ended June 30, 2025, primarily due to increased premium receipts, partially offset by increased loss and loss expense payments and income tax payments.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, purchase of investments, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 83% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2026. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At June 30, 2026, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,840 million and a face amount of $2,862 million. The maturities of the outstanding debt are $7 million in 2026, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
On June 9, 2026, the Company renewed its senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by June 9, 2031, except that letters of credit outstanding on that date may remain outstanding until June 9, 2032 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of June 30, 2026, there were no borrowings outstanding under the facility.
    Equity. At June 30, 2026, total common stockholders’ equity was $9.8 billion, common shares outstanding were 371,057,782 (excluding 17,378,810 shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs), stockholders' equity per outstanding share was $26.50, and adjusted stockholders' equity per outstanding share was $25.31 (including shares held in a grantor trust). During the six months ended June 30, 2026, the Company repurchased 6,156,370 shares of its common stock for $414 million. In the second quarter of 2026, the board of directors of the Company declared an ordinary quarterly cash dividend of $0.10 per share and a special quarterly cash dividend of $0.50 per share. In the first quarter of 2026, the board of directors of the Company declared an ordinary quarterly cash dividend of $0.09 per share.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $12.7 billion at June 30, 2026. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 22% at June 30, 2026 and 23% at December 31, 2025.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Set forth below is a summary of the shares repurchased by the Company during the three months ended June 30, 2026, and the number of shares remaining authorized for purchase by the Company:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1-30, 2026	534,495	$66.72	534,495	20,520,561
May 1-31, 2026	1,020,718	$65.97	1,020,718	19,499,843
June 1-30, 2026	129,523	$65.54	129,523	24,950,000
Total	1,684,736		1,684,736
(1) The Company's repurchase authorization was increased to 25,000,000 shares on June 3, 2026.

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number

(10.1)	First Amendment to Credit Agreement, dated as of June 9, 2026, by and among the Company, Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the SEC on June 11, 2026).*

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from W. R. Berkley Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (iv) Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; (vi) Notes to Interim Consolidated Financial Statements; and (vii) the cover page.

104.1	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101.1).
* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	July 31, 2026	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
Chairman, Chief Executive Officer and President

Date:	July 31, 2026	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer