Form 10-Q
period 2026-09-30
BERKLEY W R CORP
filed 2026-11-02
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of October 26, 2026: 371,515,776

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
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $27,144,438 and $25,170,368; allowance for expected credit losses of $1,194 and $74 at September 30, 2026 and December 31, 2025, respectively)	$26,003,152	$25,047,662
Investment funds	1,450,995	1,361,802
Real estate	1,318,367	1,279,748
Equity securities	1,463,095	1,358,201
Arbitrage trading account	1,407,586	1,221,103
Loans receivable (net of allowance for expected credit losses of $9 and $161 at September 30, 2026 and December 31, 2025, respectively)	271,048	418,913
Total investments	31,914,243	30,687,429
Cash and cash equivalents	2,113,040	2,539,938
Premiums and fees receivable (net of allowance for expected credit losses of $40,962 and $42,006 at September 30, 2026 and December 31, 2025, respectively)	3,640,615	3,417,112
Due from reinsurers (net of allowance for expected credit losses of $6,936 and $6,378 at September 30, 2026 and December 31, 2025, respectively)	3,743,331	3,543,013
Deferred policy acquisition costs	1,051,739	1,000,691
Prepaid reinsurance premiums	970,766	881,831
Trading account receivables from brokers and clearing organizations	15,161	11,669
Property, furniture and equipment	562,688	596,235
Goodwill	184,332	184,332
Accrued investment income	261,635	255,199
Current and deferred federal and foreign income taxes	341,998	—
Other assets	876,413	809,394
Total assets	$45,675,961	$43,926,843

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$23,610,579	$22,207,773
Unearned premiums	7,179,631	6,721,570
Due to reinsurers	647,665	615,781
Trading account securities sold but not yet purchased	10	66,285
Current and deferred federal and foreign income taxes	—	39,018
Other liabilities	1,778,463	1,724,797
Subordinated debentures	1,011,066	1,010,527
Senior notes and other debt	1,827,874	1,829,198
Total liabilities	36,055,288	34,214,949
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 1,875,000,000 shares; issued and outstanding, net of treasury shares, 371,447,663 and 377,155,799 shares, respectively	158,705	158,705
Additional paid-in capital	1,004,276	987,708
Retained earnings	14,464,196	13,344,204
Accumulated other comprehensive loss	(1,248,656)	(451,097)
Treasury stock, at cost, 422,074,146 and 416,366,010 shares, respectively	(4,768,308)	(4,338,702)
Total stockholders’ equity	9,610,213	9,700,818
Noncontrolling interests	10,460	11,076
Total equity	9,620,673	9,711,894
Total liabilities and equity	$45,675,961	$43,926,843
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2026	2025	2026	2025
REVENUES:
Net premiums written	$3,267,602	$3,226,930	$9,872,182	$9,711,672
Change in net unearned premiums	(53,998)	(70,548)	(356,017)	(444,724)
Net premiums earned	3,213,604	3,156,382	9,516,165	9,266,948
Net investment income	383,537	351,238	1,206,585	1,090,833
Net investment (losses) gains:
Net realized and unrealized (losses) gains on investments	(17,541)	78,800	(88,301)	125,044
Change in allowance for expected credit losses on investments	(764)	160	(969)	1,244
Net investment (losses) gains	(18,305)	78,960	(89,270)	126,288
Revenues from non-insurance businesses	130,824	150,335	421,802	408,083
Insurance service fees	28,615	30,924	87,464	92,610
Other income	536	397	2,518	1,681
Total revenues	3,738,811	3,768,236	11,145,264	10,986,443
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,998,469	1,968,857	5,895,026	5,825,073
Other operating costs and expenses	1,009,559	975,333	3,006,138	2,964,550
Expenses from non-insurance businesses	124,845	144,176	383,428	392,976
Interest expense	31,614	31,760	95,052	95,265
Total operating costs and expenses	3,164,487	3,120,126	9,379,644	9,277,864
Income before income taxes	574,324	648,110	1,765,620	1,708,579
Income tax expense	(125,999)	(136,141)	(349,414)	(378,551)
Net income before noncontrolling interests	448,325	511,969	1,416,206	1,330,028
Noncontrolling interests	(2,320)	(937)	(2,723)	(136)
Net income to common stockholders	$446,005	$511,032	$1,413,483	$1,329,892

NET INCOME PER SHARE:
Basic	$1.15	$1.29	$3.62	$3.35
Diluted	$1.14	$1.28	$3.60	$3.32

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2026	2025	2026	2025
Net income before noncontrolling interests	$448,325	$511,969	$1,416,206	$1,330,028
Other comprehensive (loss) income:
Change in unrealized currency translation adjustments	2,113	(5,685)	5,928	87,663
Change in unrealized investment (losses) gains, net of taxes	(610,762)	71,913	(803,487)	340,451
Other comprehensive (loss) income	(608,649)	66,228	(797,559)	428,114
Comprehensive (loss) income	(160,324)	578,197	618,647	1,758,142
Noncontrolling interests	(2,320)	(937)	(2,723)	(135)
Comprehensive (loss) income to common stockholders	$(162,644)	$577,260	$615,924	$1,758,007

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2026	2025	2026	2025
COMMON STOCK:
Beginning and end of period	$158,705	$158,705	$158,705	$158,705
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,015,222	$1,005,428	$987,708	$984,825
Restricted stock units issued	(30,487)	(36,745)	(29,973)	(41,630)
Restricted stock units expensed	19,541	13,134	46,541	38,622
End of period	$1,004,276	$981,817	$1,004,276	$981,817
RETAINED EARNINGS:
Beginning of period	$14,055,344	$12,829,755	$13,344,204	$12,265,070
Net income to common stockholders	446,005	511,032	1,413,483	1,329,892
Dividends ($0.10, $0.09, $0.79 and $0.76 per share, respectively)	(37,153)	(34,190)	(293,491)	(288,365)
End of period	$14,464,196	$13,306,597	$14,464,196	$13,306,597
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment losses:
Beginning of period	$(317,405)	$(248,633)	$(124,680)	$(517,170)
Change in unrealized (losses) gains on securities without an allowance for expected credit losses	(610,606)	95,534	(803,328)	364,144
Change in unrealized (losses) gains on securities with an allowance for expected credit losses	(156)	(23,621)	(159)	(23,694)
End of period	(928,167)	(176,720)	(928,167)	(176,720)
Currency translation adjustments:
Beginning of period	(322,602)	(323,751)	(326,417)	(417,099)
Net change in period	2,113	(5,685)	5,928	87,663
End of period	(320,489)	(329,436)	(320,489)	(329,436)
Total accumulated other comprehensive loss	$(1,248,656)	$(506,156)	$(1,248,656)	$(506,156)
TREASURY STOCK:
Beginning of period	$(4,756,025)	$(4,126,967)	$(4,338,702)	$(4,079,220)
Stock exercised/vested	8,581	9,176	9,281	11,012
Stock repurchased	(21,145)	(24,627)	(435,067)	(73,829)
Other	281	347	(3,820)	(34)
End of period	$(4,768,308)	$(4,142,071)	$(4,768,308)	$(4,142,071)
NONCONTROLLING INTERESTS:
Beginning of period	$9,842	$10,271	$11,076	$12,328
Distributions	(1,702)	(5,097)	(3,339)	(6,352)
Net income	2,320	937	2,723	136
Other comprehensive loss, net of tax	—	—	—	(1)
End of period	$10,460	$6,111	$10,460	$6,111
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,

	2026	2025
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$1,413,483	$1,329,892
Adjustments to reconcile net income to net cash from operating activities:
Net investment losses (gains)	89,270	(126,288)
Depreciation and (accretion) amortization	(48,296)	(32,824)
Noncontrolling interests	2,723	136
Investment funds	(70,435)	(59,713)
Stock incentive plans	48,541	40,622
Change in:
Arbitrage trading account	(256,250)	(39,557)
Premiums and fees receivable	(216,646)	(247,505)
Reinsurance accounts	(255,688)	(37,028)
Deferred policy acquisition costs	(48,498)	(78,896)
Income taxes	(158,777)	71,971
Reserves for losses and loss expenses	1,372,346	1,321,812
Unearned premiums	445,714	510,644
Other	(118,250)	(65,782)
Net cash from operating activities	2,199,237	2,587,484
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	775,969	875,126
Proceeds from sale of equity securities	55,761	303,275
(Contributions to) distributions from investment funds	(31,098)	101,904
Proceeds from maturities and prepayments of fixed maturity securities	3,971,271	4,020,129
Purchase of fixed maturity securities	(6,597,520)	(6,844,620)
Purchase of equity securities	(228,034)	(338,528)
Real estate purchased	(45,091)	(12,315)
Change in loans receivable	145,072	102,641
Net proceeds from sales (purchases) of property, furniture and equipment	1,652	(53,737)
Change in balances due to security brokers	90,085	59,870
Net cash used in investing activities	(1,861,933)	(1,786,255)
CASH USED IN FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(1,388)	(1,724)
Cash dividends to common stockholders	(293,491)	(288,365)
Purchase of common treasury shares	(435,067)	(73,829)
Other, net	(42,975)	(44,468)
Net cash used in financing activities	(772,921)	(408,386)
Net impact on cash due to change in foreign exchange rates	8,719	36,429
Net change in cash and cash equivalents	(426,898)	429,272
Cash and cash equivalents at beginning of period	2,539,938	1,974,747
Cash and cash equivalents at end of period	$2,113,040	$2,404,019
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
For interim periods, the income tax provision is based upon the Company’s estimated annual effective tax rate. This rate is generally greater than the federal income tax rate of 21%, primarily due to the geographical mix of earnings and amounts being subject to tax at a rate greater than the U.S. statutory rate and state taxes, partially offset by tax benefits related to tax-exempt investment income. Tax benefits related to equity-based compensation or other non-recurring items are discretely recorded in the period in which it occurs. During the nine months ended September 30, 2026, the Company recognized a tax benefit relating to the repeal of undiscounted property-casualty loss deductions and special estimated payments formerly available under Internal Revenue Code Section 847, which was partially offset by deferred tax charges in the United Kingdom.

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 17,378,810 and 17,659,297 common shares held in a grantor trust as of September 30, 2026 and 2025, respectively). The common shares held in the grantor trust are designated for delivery upon the settlement of restricted stock units ("RSUs") that are vested but mandatorily deferred. Accordingly, such shares deliverable under vested RSUs do not affect diluted shares outstanding since the shares are already included in basic shares outstanding (which includes the shares in the grantor trust referenced above). Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2026	2025	2026	2025
Basic	388,750	397,220	390,044	397,056
Diluted	391,337	400,204	392,992	400,306

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

(4) Consolidated Statements of Comprehensive (Loss) Income

    The following tables present the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the nine months ended September 30, 2026
Changes in AOCI
Beginning of period	$(124,680)		$(326,417)	$(451,097)
Other comprehensive (loss) income before reclassifications	(830,779)		5,928	(824,851)
Amounts reclassified from AOCI	27,292		—	27,292
Other comprehensive (loss) income	(803,487)		5,928	(797,559)
Unrealized investment gain related to noncontrolling interest	—		—	—
End of period	$(928,167)		$(320,489)	$(1,248,656)
Amounts reclassified from AOCI
Pre-tax	$34,547	(1)	$—	$34,547
Tax effect	(7,255)	(2)	—	(7,255)
After-tax amounts reclassified	$27,292		$—	$27,292
Other comprehensive (loss) income
Pre-tax	$(1,027,307)		$5,928	$(1,021,379)
Tax effect	223,820		—	223,820
Other comprehensive (loss) income	$(803,487)		$5,928	$(797,559)

As of and for the three months ended September 30, 2026
Changes in AOCI
Beginning of period	$(317,405)		$(322,602)	$(640,007)
Other comprehensive (loss) income before reclassifications	(611,046)		2,113	(608,933)
Amounts reclassified from AOCI	284		—	284
Other comprehensive (loss) income	(610,762)		2,113	(608,649)
Unrealized investment gain related to noncontrolling interest	—		—	—
End of period	$(928,167)		$(320,489)	$(1,248,656)
Amounts reclassified from AOCI
Pre-tax	$360	(1)	$—	$360
Tax effect	(76)	(2)	—	(76)
After-tax amounts reclassified	$284		$—	$284
Other comprehensive (loss) income
Pre-tax	$(781,519)		$2,113	$(779,406)
Tax effect	170,757		—	170,757
Other comprehensive (loss) income	$(610,762)		$2,113	$(608,649)

As of and for the nine months ended September 30, 2025
Changes in AOCI
Beginning of period	$(517,170)		$(417,099)	$(934,269)
Other comprehensive income before reclassifications	311,566		87,663	399,229
Amounts reclassified from AOCI	28,885		—	28,885
Other comprehensive income	340,451		87,663	428,114
Unrealized investment loss related to noncontrolling interest	(1)		—	(1)
End of period	$(176,720)		$(329,436)	$(506,156)
Amounts reclassified from AOCI
Pre-tax	$36,563	(1)	$—	$36,563
Tax effect	(7,678)	(2)	—	(7,678)
After-tax amounts reclassified	$28,885		$—	$28,885
Other comprehensive income
Pre-tax	$431,462		$87,663	$519,125
Tax effect	(91,011)		—	(91,011)
Other comprehensive income	$340,451		$87,663	$428,114

As of and for the three months ended September 30, 2025
Changes in AOCI
Beginning of period	$(248,633)		$(323,751)	$(572,384)
Other comprehensive income (loss) before reclassifications	68,946		(5,685)	63,261
Amounts reclassified from AOCI	2,967		—	2,967
Other comprehensive income (loss)	71,913		(5,685)	66,228
Unrealized investment gain related to noncontrolling interest	—		—	—
End of period	$(176,720)		$(329,436)	$(506,156)
Amounts reclassified from AOCI
Pre-tax	$3,755	(1)	$—	$3,755
Tax effect	(788)	(2)	—	(788)
After-tax amounts reclassified	$2,967		$—	$2,967
Other comprehensive income (loss)
Pre-tax	$87,749		$(5,685)	$82,064
Tax effect	(15,836)		—	(15,836)
Other comprehensive income (loss)	$71,913		$(5,685)	$66,228
____________
(1) Net investment (losses) gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
    Interest payments were $104,261,000 and $104,361,000 for the nine months ended September 30, 2026 and 2025, respectively. Income tax payments were $413,446,000 and $247,260,000 for the nine months ended September 30, 2026 and 2025, respectively.

(6) Investments in Fixed Maturity Securities
    At September 30, 2026 and December 31, 2025, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
September 30, 2026
Held to maturity:
State and municipal	$14,566	$—	$194	$—	$14,760	$14,566
Residential mortgage-backed	1,536	—	2	—	1,538	1,536
Total held to maturity	16,102	—	196	—	16,298	16,102
Available for sale:
U.S. government and government agency	4,796,920	—	1,134	(208,716)	4,589,338	4,589,338
State and municipal:
Special revenue	976,152	(12)	1,101	(41,746)	935,495	935,495
State general obligation	196,080	—	256	(7,115)	189,221	189,221
Pre-refunded	66,620	—	48	(2,699)	63,969	63,969
Corporate backed	131,027	—	134	(4,517)	126,644	126,644
Local general obligation	171,870	—	116	(5,436)	166,550	166,550
Total state and municipal	1,541,749	(12)	1,655	(61,513)	1,481,879	1,481,879
Mortgage-backed:
Residential	4,443,715	(97)	1,090	(310,482)	4,134,226	4,134,226
Commercial	170,509	—	586	(918)	170,177	170,177
Total mortgage-backed	4,614,224	(97)	1,676	(311,400)	4,304,403	4,304,403
Asset-backed	4,238,539	(1,085)	3,237	(51,917)	4,188,774	4,188,774
Corporate:
Industrial	3,994,067	—	2,378	(119,906)	3,876,539	3,876,539
Financial	3,699,866	—	3,669	(97,250)	3,606,285	3,606,285
Utilities	1,804,957	—	396	(74,090)	1,731,263	1,731,263
Other	191,561	—	108	(4,827)	186,842	186,842
Total corporate	9,690,451	—	6,551	(296,073)	9,400,929	9,400,929
Foreign government	2,246,453	—	6,221	(230,947)	2,021,727	2,021,727
Total available for sale	27,128,336	(1,194)	20,474	(1,160,566)	25,987,050	25,987,050
Total investments in fixed maturity securities	$27,144,438	$(1,194)	$20,670	$(1,160,566)	$26,003,348	$26,003,152
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
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the nine months ended September 30, 2026 and 2025:

(In thousands)	2026	2025
Balance, beginning of period	$9	$25
Provision for expected credit losses	(9)	(14)
Balance, end of period	$—	$11
The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended September 30, 2026 and 2025:

(In thousands)	2026	2025
Balance, beginning of period	$—	$14
Provision for expected credit losses	—	(3)
Balance, end of period	$—	$11
The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the nine months ended September 30, 2026 and 2025:

	2026					2025
(In thousands)	Foreign Government	Mortgage-backed	Asset-backed	State and Municipal	Total	Foreign Government	Mortgage-backed	Asset-backed	State and Municipal	Total
Balance, beginning of period	$—	$65	$—	$—	$65	$216	$430	$—	$—	$646
Change on securities for which credit losses were not previously recorded	—	—	1,085	12	1,097	3	—	—	10	13
Change on securities for which credit losses were previously recorded	—	33	—	—	33	53	(430)	—	(10)	(387)
Reduction due to disposals	—	(1)	—	—	(1)	—	—	—	—	—
Balance, end of period	$—	$97	$1,085	$12	$1,194	$272	$—	$—	$—	$272

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended September 30, 2026 and 2025:

	2026					2025
(In thousands)	Foreign Government	Mortgage-backed	Asset-backed	State and Municipal	Total	Foreign Government	Mortgage-backed	Asset-backed	State and Municipal	Total
Balance, beginning of period	$—	$84	$356	$—	$440	$318	$—	$—	$—	$318
Change on securities for which credit losses were not previously recorded	—	—	—	12	12	3	—	—	—	3
Change on securities for which credit losses were previously recorded	—	14	729	—	743	(49)	—	—	—	(49)
Reduction due to disposals	—	(1)	—	—	(1)	—	—	—	—	—
Balance, end of period	$—	$97	$1,085	$12	$1,194	$272	$—	$—	$—	$272
During the nine months ended September 30, 2026, the Company increased the allowance for expected credit losses for available for sale securities primarily due to a decrease in the fair value of one investment in the asset-backed category. During the nine months ended September 30, 2025, the Company decreased the allowance for expected credit losses for available for sale securities primarily due to improved pricing related to mortgage-backed securities.
The amortized cost and fair value of fixed maturity securities at September 30, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,785,846	$1,602,879
Due after one year through five years	7,944,287	7,786,893
Due after five years through ten years	4,999,503	4,779,204
Due after ten years	7,799,042	7,528,431
Mortgage-backed securities	4,615,760	4,305,941
Total	$27,144,438	$26,003,348
________________
At September 30, 2026 and December 31, 2025, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
    At September 30, 2026 and December 31, 2025, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2026
Common stocks	$632,638	$260,310	$(8,225)	$884,723	$884,723
Preferred stocks	540,182	49,468	(11,278)	578,372	578,372
Total	$1,172,820	$309,778	$(19,503)	$1,463,095	$1,463,095

December 31, 2025
Common stocks	$566,577	$181,120	$(5,584)	$742,113	$742,113
Preferred stocks	433,472	187,891	(5,275)	616,088	616,088
Total	$1,000,049	$369,011	$(10,859)	$1,358,201	$1,358,201

(8) Arbitrage Trading Account
    At September 30, 2026 and December 31, 2025, the fair and carrying values of the arbitrage trading account were $1,408 million and $1,221 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of September 30, 2026, the fair value of short option contracts was $10 thousand (notional amount of $313 thousand). Other than with respect to the use of these trading account securities, the Company generally does not make use of derivatives.

(9) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2026	2025	2026	2025
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$357,673	$324,319	$1,065,052	$960,625
Investment funds	2,123	5,421	70,435	59,713
Equity securities	17,038	11,497	50,932	34,623
Arbitrage trading account (1)	12,292	16,309	41,631	56,309
Real estate	(2,207)	(3,373)	(10,689)	(11,482)
Gross investment income	386,919	354,173	1,217,361	1,099,788
Investment expense	(3,382)	(2,935)	(10,776)	(8,955)
Net investment income	$383,537	$351,238	$1,206,585	$1,090,833
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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $192 million as of September 30, 2026.
    Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	September 30,	December 31,	For the Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Financial services (1)	$345,279	$360,320	$10,193	$9,917
Transportation	276,576	272,775	26,960	29,325
Real Estate	146,433	163,098	14,054	2,054
Infrastructure	183,173	169,847	13,407	10,279
Energy	40,223	41,966	2,182	667
Other funds	459,311	353,796	3,639	7,471
Total	$1,450,995	$1,361,802	$70,435	$59,713
(1) Includes the Company's minority investment in Lifson Re (see Note 23 Related-Party Transactions).
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Other funds include deferred compensation trust assets of $50 million and $43 million as of September 30, 2026 and December 31, 2025, respectively. These assets support other liabilities reflected in the balance sheet of an equal amount for employees who have elected to defer a portion of their compensation. The change in the net asset value of the trust is recorded in other funds within net investment income with an offsetting equal amount within corporate expenses.

(11) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	September 30,	December 31,
(In thousands)	2026	2025
Properties in operation	$1,089,788	$1,051,455
Properties under development	228,579	228,293
Total	$1,318,367	$1,279,748

    As of September 30, 2026, properties in operation primarily included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington, D.C. Properties in operation are net of accumulated depreciation and amortization of $46,316,000 and $41,942,000 as of September 30, 2026 and December 31, 2025, respectively. Related depreciation expense was $8,012,000 and $6,997,000 for the nine months ended September 30, 2026 and 2025, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $9,391,616 in 2026, $43,731,426 in 2027, $48,282,822 in 2028, $45,027,258 in 2029, $38,841,556 in 2030, $34,149,428 in 2031 and $385,625,206 thereafter.

    A mixed-use project in Washington, D.C. had been under development in 2026 and 2025. The completed portion of the project is reported in properties in operation.

(12) Loans Receivable

At September 30, 2026 and December 31, 2025, loans receivable were as follows:

(In thousands)	September 30, 2026	December 31, 2025
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$268,035	$418,913
Commercial loans	3,013	—
Total	$271,048	$418,913

Fair value:
Real estate loans	$268,035	$419,074
Commercial loans	3,013	—
Total	$271,048	$419,074
The real estate loans are secured by commercial real estate located in the U.K. These loans generally earn interest at variable interest rates and have maturities through 2030. The commercial loans are with small business owners who have secured the related financing with the assets of the business.
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the nine months ended September 30, 2026 and 2025:

	2026			2025
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Balance, beginning of period	$161	$—	$161	$1,088	$26	$1,114
Change in expected credit losses	(161)	9	(152)	(841)	(15)	(856)
Balance, end of period	$—	$9	$9	$247	$11	$258
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended September 30, 2026 and 2025:

	2026			2025
(In thousands)	Real Estate Loans	Commercial Loans	Total	Real Estate Loans	Commercial Loans	Total
Balance, beginning of period	$—	$—	$—	$334	$35	$369
Change in expected credit losses	—	9	9	(87)	(24)	(111)
Balance, end of period	$—	$9	$9	$247	$11	$258

During the nine months ended September 30, 2026, the Company reduced the allowance for expected credit losses due to the redemption of a real estate loan and established an allowance for expected credit losses for newly originated commercial loans. During the three and nine months ended September 30, 2025, the Company decreased the allowance for expected credit losses due to the redemption of one loan and a decrease in the weighted average life of the remaining loan portfolio.
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

(13) Net Investment (Losses) Gains
     Net investment (losses) gains were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net investment (losses) gains:
Fixed maturity securities:
Gains	$1,915	$6,930	$10,660	$13,771
Losses	(5,646)	(6,088)	(18,399)	(14,454)
Equity securities (1):
Net realized gains on investment sales	360	53,920	497	50,225
Change in unrealized (losses) gains	(45,372)	9,590	(67,876)	93,167
Investment funds	472	(1,348)	(42)	(526)
Real estate	26,638	20,443	12,449	19,130
Loans receivable	(34)	—	97	—
Other	4,126	(4,647)	(25,687)	(36,269)
Net realized and unrealized (losses) gains on investments in earnings before allowance for expected credit losses	(17,541)	78,800	(88,301)	125,044
Change in allowance for expected credit losses on investments:
Fixed maturity securities	(755)	49	(1,121)	388
Loans receivable	(9)	111	152	856
Change in allowance for expected credit losses on investments	(764)	160	(969)	1,244
Net investment (losses) gains	(18,305)	78,960	(89,270)	126,288
Income tax benefit (expense)	3,941	(16,973)	19,179	(27,186)
After-tax net investment (losses) gains	$(14,364)	$61,987	$(70,091)	$99,102

Change in unrealized investment (losses) gains on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$(774,732)	$111,755	$(1,017,302)	$447,977
Fixed maturity securities with allowance for expected credit losses	(156)	(23,621)	(159)	(23,694)
Investment funds	(6,624)	(266)	(9,823)	7,340
Other	(7)	(119)	(23)	(161)
Total change in unrealized investment (losses) gains	(781,519)	87,749	(1,027,307)	431,462
Income tax benefit (expense)	170,757	(15,836)	223,820	(91,011)
Noncontrolling interests	—	—	—	(1)
After-tax change in unrealized investment (losses) gains of available for sale securities	$(610,762)	$71,913	$(803,487)	$340,450
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

(14) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at September 30, 2026 and December 31, 2025 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2026
U.S. government and government agency	$4,040,178	$196,222	$160,816	$12,494	$4,200,994	$208,716
State and municipal	547,644	12,529	787,155	48,984	1,334,799	61,513
Mortgage-backed	3,372,552	154,206	621,169	157,194	3,993,721	311,400
Asset-backed	2,258,883	34,311	381,586	17,606	2,640,469	51,917
Corporate	7,050,513	239,381	1,074,067	56,692	8,124,580	296,073
Foreign government	1,433,307	38,646	235,353	192,301	1,668,660	230,947
Fixed maturity securities	$18,703,077	$675,295	$3,260,146	$485,271	$21,963,223	$1,160,566

December 31, 2025
U.S. government and government agency	$790,077	$8,902	$183,896	$6,255	$973,973	$15,157
State and municipal	141,680	1,520	1,053,168	36,893	1,194,848	38,413
Mortgage-backed	251,861	2,265	839,061	130,415	1,090,922	132,680
Asset-backed	644,346	1,643	503,876	15,600	1,148,222	17,243
Corporate	494,240	4,308	1,786,925	58,671	2,281,165	62,979
Foreign government	666,054	9,770	285,640	168,090	951,694	177,860
Fixed maturity securities	$2,988,258	$28,408	$4,652,566	$415,924	$7,640,824	$444,332
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2026 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	79	$206,037	$187,579
Corporate	30	34,871	1,161
State and municipal	1	9,208	790
Mortgage-backed	18	2,337	161
Total	128	$252,453	$189,691

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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2026
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$4,589,338	$—	$4,589,338	$—
State and municipal	1,481,879	—	1,481,879	—
Mortgage-backed	4,304,403	—	4,304,403	—
Asset-backed	4,188,774	—	4,188,774	—
Corporate	9,400,929	—	9,381,587	19,342
Foreign government	2,021,727	—	2,021,727	—
Total fixed maturity securities available for sale	25,987,050	—	25,967,708	19,342
Equity securities:
Common stocks	884,723	881,731	925	2,067
Preferred stocks	578,372	—	574,697	3,675
Total equity securities	1,463,095	881,731	575,622	5,742
Arbitrage trading account	1,407,586	1,344,520	62,953	113
Total	$28,857,731	$2,226,251	$26,606,283	$25,197
Liabilities:
Trading account securities sold but not yet purchased	$10	$10	$—	$—

December 31, 2025
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$3,998,038	$—	$3,998,038	$—
State and municipal	1,837,194	—	1,837,194	—
Mortgage-backed	4,808,478	—	4,808,478	—
Asset-backed	3,810,346	—	3,810,346	—
Corporate	8,687,411	—	8,667,410	20,001
Foreign government	1,875,589	—	1,875,589	—
Total fixed maturity securities available for sale	25,017,056	—	24,997,055	20,001
Equity securities:
Common stocks	742,113	739,186	786	2,141
Preferred stocks	616,088	—	607,414	8,674
Total equity securities	1,358,201	739,186	608,200	10,815
Arbitrage trading account	1,221,103	1,139,447	81,543	113
Total	$27,596,360	$1,878,633	$25,686,798	$30,929
Liabilities:
Trading account securities sold but not yet purchased	$66,285	$66,285	$—	$—

    The following tables summarize changes in Level 3 assets and liabilities for the nine months ended September 30, 2026 and for the year ended December 31, 2025:

		(Losses) Gains Included In:
(In thousands)	Beginning Balance	(Losses) Earnings	Other Comprehensive (Losses) Income	Purchases	Sales	Transfers In / (Out)	Ending Balance
Nine Months Ended September 30, 2026
Assets:
Fixed maturity securities available for sale:
Corporate	$20,001	$—	$(659)	$—	$—	$—	$19,342
Total	20,001	—	(659)	—	—	—	19,342
Equity securities:
Common stocks	2,141	(74)	—	—	—	—	2,067
Preferred stocks	8,674	—	—	—	(4,999)	—	3,675
Total	10,815	(74)	—	—	(4,999)	—	5,742
Arbitrage trading account	113	(37)	—	—	—	37	113
Total	$30,929	$(111)	$(659)	$—	$(4,999)	$37	$25,197

Year Ended December 31, 2025
Assets:
Fixed maturity securities available for sale:
Corporate	$19,667	$—	$334	$—	$—	$—	$20,001
Total	19,667	—	334	—	—	—	20,001
Equity securities:
Common stocks	2,041	226	—	—	(126)	—	2,141
Preferred stocks	3,674	—	—	6,160	(1,160)	—	8,674
Total	5,715	226	—	6,160	(1,286)	—	10,815
Arbitrage trading account	3,510	1,745	—	—	(5,143)	1	113
Total	$28,892	$1,971	$334	$6,160	$(6,429)	$1	$30,929
    For the nine months ended September 30, 2026 and the year ended December 31, 2025, one security in each period within the arbitrage trading account portfolio was transferred into Level 3 given there were no available quoted prices or observable inputs.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	September 30,
(In thousands)	2026	2025
Net reserves at beginning of period	$18,953,674	$17,166,641
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	5,849,196	5,776,795
Increase in estimates for claims occurring in prior years (2) (3)	20,811	23,129
Loss reserve discount accretion	25,019	25,149
Total	5,895,026	5,825,073
Net payments for claims:
Current year	869,901	857,360
Prior years	3,877,005	3,684,444
Total	4,746,906	4,541,804
Foreign currency translation	(9,013)	151,822
Net reserves at end of period	20,092,781	18,601,732
Ceded reserves at end of period	3,517,798	3,155,303
Gross reserves at end of period	$23,610,579	$21,757,035
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $50 million and $42 million for the nine months ended September 30, 2026 and 2025, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $18 million and $19 million for the nine months ended September 30, 2026 and 2025, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $4 million and $2 million for the nine months ended September 30, 2026 and 2025.
During the nine months ended September 30, 2026, favorable prior year development (net of additional and return premiums) of $4 million included $26 million of favorable prior year development for the Reinsurance & Monoline Excess segment, partially offset by $22 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the development during the nine months of 2026 resulted primarily from favorable development for short-tail lines of business, which was offset by adverse development for other liability and auto liability. The favorable development for short-tail lines of business during the nine months of 2026 was concentrated in the 2025 accident year, and primarily resulted from favorable settlements of both catastrophe and non-catastrophe property claims below our expectations.
The adverse other liability development was driven mainly by umbrella and excess liability claims, and to a lesser extent from the Company’s primary surplus lines casualty business. The other liability development was concentrated in accident years 2019 through 2023. The umbrella and excess liability development included a significant component stemming from underlying auto exposures. The adverse auto liability development was concentrated in accident years 2022 through 2024. The Company believes that auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. An increase in the frequency of litigated claims is also driving up both indemnity and loss adjustment expense costs in these lines of business beyond expectations.
For the Reinsurance & Monoline Excess segment, the favorable development during the nine months of 2026 was driven mainly by favorable development in assumed property reinsurance (both non-proportional and proportional), partially offset by adverse development in assumed liability reinsurance lines of business. Similarly to the Insurance segment, the favorable property reinsurance development was driven by favorable claim settlements, below our expectations, concentrated in the 2025 accident year. The unfavorable development for assumed liability reinsurance was associated primarily with our U.S. assumed reinsurance businesses, and was focused mainly in the 2022 and 2023 accident years.
During the nine months ended September 30, 2025, favorable prior year development (net of additional and return premiums) of $2 million included $34 million of favorable prior year development for the Reinsurance & Monoline Excess segment, largely offset by $32 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first nine months of 2025 was driven by other liability and auto liability, and was partially offset by favorable development for short-tail lines of business, including commercial property and commercial auto physical damage. The adverse other liability development was driven mainly by umbrella and excess liability claims, and to a lesser degree, adverse development from primary surplus lines casualty business. The umbrella and excess liability development included a significant component stemming from underlying auto exposures. The other liability development was concentrated in accident years 2017 through 2022. The adverse auto liability development was concentrated in accident years 2021 and 2022. The Company believes that auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among other factors.
The favorable development for short-tail property lines of business during the first nine months of 2025 related to the 2024 accident year, and resulted from favorable settlements of both catastrophe and non-catastrophe claims below our expectations.
For the Reinsurance & Monoline Excess segment, the favorable development during the first nine months of 2025 was driven mainly by favorable development in property reinsurance. Similar to the Insurance segment, the favorable property reinsurance development was driven by favorable claim settlements, below our expectations, related mainly to the 2024 accident year.

(17) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2026		December 31, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$26,003,152	$26,003,348	$25,047,662	$25,048,534
Equity securities	1,463,095	1,463,095	1,358,201	1,358,201
Arbitrage trading account	1,407,586	1,407,586	1,221,103	1,221,103
Loans receivable	271,048	271,048	418,913	419,074
Cash and cash equivalents	2,113,040	2,113,040	2,539,938	2,539,938
Trading account receivables from brokers and clearing organizations	15,161	15,161	11,669	11,669
Due from broker	—	—	629	629
Liabilities:
Due to broker	89,573	89,573	—	—
Trading account securities sold but not yet purchased	10	10	66,285	66,285
Senior notes and other debt	1,827,874	1,310,815	1,829,198	1,440,055
Subordinated debentures	1,011,066	690,404	1,010,527	760,400
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

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2026	2025	2026	2025
Written premiums:
Direct	$3,637,090	$3,483,768	$10,920,086	$10,405,445
Assumed	314,698	352,488	961,468	1,092,519
Ceded	(684,186)	(609,326)	(2,009,372)	(1,786,292)
Total net premiums written	$3,267,602	$3,226,930	$9,872,182	$9,711,672

Earned premiums:
Direct	$3,561,203	$3,401,897	$10,481,888	$9,970,992
Assumed	312,253	352,745	956,546	1,028,862
Ceded	(659,852)	(598,260)	(1,922,269)	(1,732,906)
Total net premiums earned	$3,213,604	$3,156,382	$9,516,165	$9,266,948

Ceded losses and loss expenses incurred	$428,154	$286,799	$1,312,320	$955,974
Ceded commissions earned	$183,789	$138,091	$492,830	$413,614
    The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the nine months ended September 30, 2026 and 2025:

(In thousands)	2026	2025
Allowance for expected credit losses, beginning of period	$42,006	$39,884
Change in expected credit losses	(1,044)	41
Allowance for expected credit losses, end of period	$40,962	$39,925
The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended September 30, 2026 and 2025:

(In thousands)	2026	2025
Allowance for expected credit losses, beginning of period	$41,421	$38,960
Change in expected credit losses	(459)	965
Allowance for expected credit losses, end of period	$40,962	$39,925
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses.
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the nine months ended September 30, 2026 and 2025:

(In thousands)	2026	2025
Allowance for expected credit losses, beginning of period	$6,378	$8,350
Change in expected credit losses	558	(1,751)
Allowance for expected credit losses, end of period	$6,936	$6,599

The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended September 30, 2026 and 2025:

(In thousands)	2026	2025
Allowance for expected credit losses, beginning of period	$6,808	$6,954
Change in expected credit losses	128	(355)
Allowance for expected credit losses, end of period	$6,936	$6,599

(19) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $47 million and $39 million for the nine months ended September 30, 2026 and 2025, respectively. A summary of RSUs issued in the nine months ended September 30, 2026 and 2025 follows:

($ in thousands)	Units	Fair Value
2026	1,029,611	$72,453
2025	1,037,315	$73,633

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
On December 22, 2023, one of the Company’s subsidiaries filed a lawsuit against certain reinsurers to recover in excess of $90 million in respect of certain losses paid to its policyholders under certain event cancellation and related insurance policies. On April 23, 2026, the court issued a judgment that principally resolved the lawsuit in favor of the Company's subsidiary. Certain reinsurers filed an application requesting permission to appeal which has been granted. The final amount recoverable by the Company’s subsidiary will be determined based upon the appellate process and additional costs due to the Company’s subsidiary from reinsurers. The Company believes the final amount determined to be recoverable, in any case, will not be material to the Company’s financial condition.

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
The main leases entered into by the Company are for office space used by the Company’s businesses across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2026	2025	2026	2025
Leases:
Lease cost	$14,363	$13,828	$42,555	$40,275
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	13,419	11,935	37,744	37,249
Right-of-use assets obtained in exchange for new lease liabilities	5,530	5,764	23,267	50,198

	As of September 30,
($ in thousands)	2026	2025
Right-of-use assets	$219,261	$208,334
Lease liabilities	$261,161	$246,835
Weighted-average remaining lease term	6.8 years	7.2 years
Weighted-average discount rate	5.99%	5.85%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	September 30, 2026
Contractual Maturities:
2026	$14,453
2027	51,797
2028	50,279
2029	45,825
2030	40,589
Thereafter	115,097
Total undiscounted future minimum lease payments	318,040
Less: Discount impact	56,879
Total lease liability	$261,161

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

	Revenues				Expenses
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Losses and Loss Expenses	Policy Acquisition and Insurance Operating Expenses	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended September 30, 2026
Insurance	$2,861,882	$288,521	$9,621	$3,160,024	$1,811,501	$812,711	$12,454	$2,636,666	$523,358	$408,448
Reinsurance & Monoline Excess	351,722	74,925	—	426,647	186,968	106,414	—	293,382	133,265	104,477
Corporate, other and eliminations (3)	—	20,091	150,354	170,445	—	—	234,439	234,439	(63,994)	(52,556)
Net investment losses	—	—	(18,305)	(18,305)	—	—	—	—	(18,305)	(14,364)
Total	$3,213,604	$383,537	$141,670	$3,738,811	$1,998,469	$919,125	$246,893	$3,164,487	$574,324	$446,005
Three months ended September 30, 2025
Insurance	$2,773,009	$260,547	$10,037	$3,043,593	$1,772,377	$785,805	$10,873	$2,569,055	$474,538	$375,577
Reinsurance & Monoline Excess	383,373	71,622	—	454,995	196,480	114,507	—	310,987	144,008	113,061
Corporate, other and eliminations (3)	—	19,069	171,619	190,688	—	—	240,084	240,084	(49,396)	(39,593)
Net investment gains	—	—	78,960	78,960	—	—	—	—	78,960	61,987
Total	$3,156,382	$351,238	$260,616	$3,768,236	$1,968,857	$900,312	$250,957	$3,120,126	$648,110	$511,032
Nine months ended September 30, 2026
Insurance	$8,453,404	$937,234	$29,680	$9,420,318	$5,361,243	$2,396,620	$35,861	$7,793,724	$1,626,594	$1,297,055
Reinsurance & Monoline Excess	1,062,761	213,531	—	1,276,292	533,783	321,033	—	854,816	421,476	340,893
Corporate, other and eliminations (3)	—	55,820	482,104	537,924	—	—	731,104	731,104	(193,180)	(154,374)
Net investment losses	—	—	(89,270)	(89,270)	—	—	—	—	(89,270)	(70,091)
Total	$9,516,165	$1,206,585	$422,514	$11,145,264	$5,895,026	$2,717,653	$766,965	$9,379,644	$1,765,620	$1,413,483
Nine months ended September 30, 2025
Insurance	$8,144,300	$851,271	$30,144	$9,025,715	$5,202,065	$2,293,794	$33,141	$7,529,000	$1,496,715	$1,162,148
Reinsurance & Monoline Excess	1,122,648	218,910	—	1,341,558	623,008	326,863	—	949,871	391,687	308,944
Corporate, other and eliminations (3)	—	20,652	472,230	492,882	—	—	798,993	798,993	(306,111)	(240,302)
Net investment gains	—	—	126,288	126,288	—	—	—	—	126,288	99,102
Total	$9,266,948	$1,090,833	$628,662	$10,986,443	$5,825,073	$2,620,657	$832,134	$9,277,864	$1,708,579	$1,329,892
Identifiable Assets

(In thousands)	September 30, 2026	December 31, 2025
Insurance	$37,370,154	$35,686,306
Reinsurance & Monoline Excess	5,730,618	5,891,538
Corporate, other and eliminations (3)	2,575,189	2,348,999
Consolidated	$45,675,961	$43,926,843
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2) Revenues for Insurance from foreign operations for the three months ended September 30, 2026 and 2025 were $383 million and $357 million, respectively, and for the nine months ended September 30, 2026 and 2025 were $1,146 million and $1,051 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign operations for the three months ended September 30, 2026 and 2025 were $123 million and $136 million, respectively, and for the nine months ended September 30, 2026 and 2025 were $354 million and $382 million, respectively.

(3) Corporate, other and eliminations represent corporate revenues and expenses and certain other items that are not allocated to business segments.
    Net premiums earned by major line of business are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2026	2025	2026	2025
Insurance:
Other liability	$1,145,777	$1,122,591	$3,370,762	$3,299,651
Short-tail lines (1)	670,337	636,751	1,986,331	1,852,847
Auto	430,149	408,213	1,268,521	1,203,794
Workers' compensation	316,467	318,284	945,643	948,194
Professional liability	299,152	287,170	882,147	839,814
Total Insurance	2,861,882	2,773,009	8,453,404	8,144,300

Reinsurance & Monoline Excess:
Casualty (2)	159,554	189,767	505,903	556,437
Property (2)	115,485	119,267	328,088	353,246
Monoline excess (3)	76,683	74,339	228,770	212,965
Total Reinsurance & Monoline Excess	351,722	383,373	1,062,761	1,122,648

Total	$3,213,604	$3,156,382	$9,516,165	$9,266,948
______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery, high net worth homeowners and other lines.
(2) Includes reinsurance casualty and property and certain program management business.
(3) Monoline excess includes operations that solely retain risk on an excess basis.

(23)    Related-Party Transactions
Lifson Re
Lifson Re, a Bermuda reinsurance company, participated on a collateralized basis in a majority of the Company’s reinsurance placements, with a 30% share of the amounts placed commencing on July 1, 2022, which was increased to 32.5% effective January 1, 2025. This pertains to all traditional reinsurance/retrocessional placements for both property and casualty business where there is more than one open market reinsurer participating. Lifson Re is currently capitalized with $418 million from a small group of sophisticated global investors with long-term investment horizons, including a minority participation by the Company (which is included in Note 10, Investment Funds, within Financial services).
Transactions between the Company and Lifson Re were as follows:

(In thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated statements of income	2026	2025	2026	2025
Ceded written premiums	$138,977	$118,542	$406,065	$365,042
Ceded commissions and brokerage	43,884	22,081	112,251	88,161

	As of
Consolidated balance sheets	September 30, 2026	December 31, 2025
Due from reinsurers	$658,202	$537,366
Due to reinsurers	137,664	118,788

The Company earned certain management and performance fees from Lifson Re of $8 million and $4 million for the nine months ended September 30, 2026 and 2025, respectively.

Mitsui Sumitomo Insurance Co., Ltd.
Pursuant to an arrangement (“the Framework Agreement”) entered between Mitsui Sumitomo Insurance Co., Ltd. (“MSI”) and a company owned by members of the Berkley family and trusts for their benefit (collectively, the “Berkley Family”), as of September 30, 2026, MSI owned 15.8% of the Company’s outstanding common stock excluding shares held in a deferred compensation grantor trust. In addition, pursuant to the Framework Agreement, the Berkley Family recommended to the Company’s Board of Directors (the “Board”) that MSI’s designee be nominated to stand for election to the Board at the Company’s 2026 annual stockholders meeting. Upon recommendation of the Board’s Nominating and Corporate Governance Committee, the Board approved MSI’s designee standing for election and he was duly elected at the Company's 2026 annual stockholders meeting.
In the normal course of its operations, the Company from time to time enters into reinsurance transactions with MSI or one of its affiliates (including its Lloyd’s of London operations), including the following:
•During the nine months ended September 30, 2026, the Company ceded written premiums and had commissions with MSI or one of its affiliates of $55 million and $11 million, respectively. During the three months ended September 30, 2026, the Company ceded written premiums and had commissions with MSI or one of its affiliates of $20 million and $4 million, respectively. As of September 30, 2026, in connection with insurance ceded to MSI and its affiliates, the Company had amounts due from and due to reinsurers of $78 million and $16 million, respectively.
•During the three and nine months ended September 30, 2026, the Company assumed written premiums from MSI or one of its affiliates of $3 million and $18 million, respectively. As of September 30, 2026, in connection with insurance assumed from MSI and its affiliates, the Company had premiums receivable and due to reinsured amounts of $8 million and $12 million, respectively.
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
    An important part of our strategy is to form new businesses to capitalize on various market opportunities. Over the years, the Company has formed numerous businesses that are focused on important parts of the economy in the U.S., including healthcare, cybersecurity, energy and agriculture, and on growing international markets, including the Asia-Pacific region, South America and Mexico.
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
    Our net reserves for losses and loss expenses of approximately $20.1 billion as of September 30, 2026 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $3.4 billion, or 17.1%, of the Company’s net loss reserves as of September 30, 2026 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves, which predominantly comprise these reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance, our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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

    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	September 30, 2026	December 31, 2025
Insurance	$16,664,208	$15,534,168
Reinsurance & Monoline Excess	3,428,573	3,419,506
Net reserves for losses and loss expenses	20,092,781	18,953,674
Ceded reserves for losses and loss expenses	3,517,798	3,254,099
Gross reserves for losses and loss expenses	$23,610,579	$22,207,773

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
September 30, 2026
Other liability	$2,496,355	$6,600,518	$9,096,873
Professional liability	762,552	1,608,795	2,371,347
Auto	877,278	1,124,601	2,001,879
Workers’ compensation (1)	1,138,472	756,635	1,895,107
Short-tail lines (2)	457,837	841,165	1,299,002
Total Insurance	5,732,494	10,931,714	16,664,208
Reinsurance & Monoline Excess (1) (3)	1,637,964	1,790,609	3,428,573
Total	$7,370,458	$12,722,323	$20,092,781

December 31, 2025
Other liability	$2,385,364	$5,903,742	$8,289,106
Professional liability	673,774	1,582,133	2,255,907
Workers’ compensation (1)	1,103,703	760,075	1,863,778
Auto	828,000	1,032,528	1,860,528
Short-tail lines (2)	438,813	826,036	1,264,849
Total Insurance	5,429,654	10,104,514	15,534,168
Reinsurance & Monoline Excess (1) (3)	1,670,518	1,748,988	3,419,506
Total	$7,100,172	$11,853,502	$18,953,674
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $442 million and $420 million as of September 30, 2026 and December 31, 2025, respectively.
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
    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the nine months ended September 30, 2026 and 2025 are as follows:

(In thousands)	2026	2025
Increase in prior year loss reserves	$(20,811)	$(23,129)
Increase in prior year earned premiums	24,344	25,483
Net favorable prior year development	$3,533	$2,354
During the nine months ended September 30, 2026, favorable prior year development (net of additional and return premiums) of $4 million included $26 million of favorable prior year development for the Reinsurance & Monoline Excess segment, partially offset by $22 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the development during the nine months of 2026 resulted primarily from favorable development for short-tail lines of business, which was offset by adverse development for other liability and auto liability. The favorable development for short-tail lines of business during the nine months of 2026 was concentrated in the 2025 accident year, and primarily resulted from favorable settlements of both catastrophe and non-catastrophe property claims below our expectations.
The adverse other liability development was driven mainly by umbrella and excess liability claims, and to a lesser extent from the Company’s primary surplus lines casualty business. The other liability development was concentrated in accident years 2019 through 2023. The umbrella and excess liability development included a significant component stemming from underlying auto exposures. The adverse auto liability development was concentrated in accident years 2022 through 2024. The Company believes that auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. An increase in the frequency of litigated claims is also driving up both indemnity and loss adjustment expense costs in these lines of business beyond expectations.
For the Reinsurance & Monoline Excess segment, the favorable development during the nine months of 2026 was driven mainly by favorable development in assumed property reinsurance (both non-proportional and proportional), partially offset by adverse development in assumed liability reinsurance lines of business. Similarly to the Insurance segment, the favorable property reinsurance development was driven by favorable claim settlements, below our expectations, concentrated in the 2025 accident year. The unfavorable development for assumed liability reinsurance was associated primarily with our U.S. assumed reinsurance businesses, and was focused mainly in the 2022 and 2023 accident years.
During the nine months ended September 30, 2025, favorable prior year development (net of additional and return premiums) of $2 million included $34 million of favorable prior year development for the Reinsurance & Monoline Excess segment, largely offset by $32 million of adverse prior year development for the Insurance segment.
For the Insurance segment, the adverse development during the first nine months of 2025 was driven by other liability and auto liability, and was partially offset by favorable development for short-tail lines of business, including commercial property and commercial auto physical damage. The adverse other liability development was driven mainly by umbrella and excess liability claims, and to a lesser degree, adverse development from primary surplus lines casualty business. The umbrella and excess liability development included a significant component stemming from underlying auto exposures. The other liability development was concentrated in accident years 2017 through 2022. The adverse auto liability development was concentrated in accident years 2021 and 2022. The Company believes that auto-related claims are being particularly impacted by social inflation, which is contributing to an increase in the frequency of large losses beyond expectations. Social inflation can include higher settlement demands from plaintiffs, use of tactics such as litigation funding by the plaintiffs’ bar, negative public sentiment towards large businesses and corporations, and erosion of tort reforms, among other factors.
The favorable development for short-tail property lines of business during the first nine months of 2025 related to the 2024 accident year, and resulted from favorable settlements of both catastrophe and non-catastrophe claims below our expectations.
For the Reinsurance & Monoline Excess segment, the favorable development during the first nine months of 2025 was driven mainly by favorable development in property reinsurance. Similar to the Insurance segment, the favorable property reinsurance development was driven by favorable claim settlements, below our expectations, related mainly to the 2024 accident year.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,456 million and $1,400 million at September 30, 2026 and December 31, 2025, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $442 million and $420 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.7%.
    Substantially all of the workers’ compensation discount (97% of total discounted reserves at September 30, 2026) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at September 30, 2026), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $47 million at September 30, 2026 and $54 million at December 31, 2025. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2026 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government (1)	79	$206,037	$187,579
Corporate	30	34,871	1,161
State and municipal	1	9,208	790
Mortgage-backed	18	2,337	161
Total	128	$252,453	$189,691
(1) A significant amount of the unrealized loss is the result of changes in currency exchange rates.
    As of September 30, 2026, the Company recorded an allowance for expected credit losses on fixed maturity securities of $1.2 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $9 thousand and $0.2 million as of September 30, 2026 and December 31, 2025, respectively.
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
    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of September 30, 2026:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$25,371,827	97.6%
Syndicate manager	148,339	0.6
Directly by the Company based on:
Observable data	447,542	1.7
Cash flow model	19,342	0.1
Total	$25,987,050	100.0%
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

Results of Operations for the Nine Months Ended September 30, 2026 and 2025
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2026 and 2025. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2026	2025
Insurance:
Gross premiums written	$10,724,644	$10,216,863
Net premiums written	8,802,716	8,517,901
Net premiums earned	8,453,404	8,144,300
Loss ratio	63.4%	63.9%
Expense ratio	28.4%	28.1%
GAAP combined ratio	91.8%	92.0%
Reinsurance & Monoline Excess:
Gross premiums written	$1,156,910	$1,281,101
Net premiums written	1,069,466	1,193,771
Net premiums earned	1,062,761	1,122,648
Loss ratio	50.2%	55.5%
Expense ratio	30.2%	29.1%
GAAP combined ratio	80.4%	84.6%
Consolidated:
Gross premiums written	$11,881,554	$11,497,964
Net premiums written	9,872,182	9,711,672
Net premiums earned	9,516,165	9,266,948
Loss ratio	61.9%	62.9%
Expense ratio	28.6%	28.2%
GAAP combined ratio	90.5%	91.1%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the nine months ended September 30, 2026 and 2025:

(In thousands, except per share data)	2026	2025
Net income to common stockholders	$1,413,483	$1,329,892
Weighted average diluted shares	392,992	400,306
Net income per diluted share	$3.60	$3.32
    The Company reported net income to common stockholders of $1,413 million in 2026 compared to $1,330 million in 2025. The $83 million increase in net income was primarily due to an after-tax increase of $93 million in net investment income, primarily due to a larger fixed maturity securities portfolio, an after-tax increase in foreign currency gains of $67 million due to the U.S. dollar strengthening against most other major currencies in 2026, an after-tax increase in underwriting income of $66 million mainly due to lower catastrophe losses in 2026, a $40 million decrease in tax expense due to the repeal of undiscounted property-casualty loss deductions and special estimated payments formerly available under Internal Revenue Code Section 847, partially offset by deferred tax charges in the United Kingdom and an after-tax increase in profits from non-insurance businesses of $19 million. Increases in net income were partially offset by an after-tax increase in net investment losses of $173 million, mainly due to a change in unrealized gains on equity securities, an after-tax increase in corporate expenses of $19 million, an after-tax decrease of $7 million in profit from insurance service businesses and an after-tax decrease in income of $3 million related to minority interest. The number of weighted average diluted shares decreased 7.3 million for 2026 compared to 2025, mainly reflecting shares repurchased in 2026 and 2025.
    Premiums. Gross premiums written were $11,882 million in 2026, an increase of 3% from $11,498 million in 2025. The increase was due to a $508 million increase in the Insurance segment, partially offset by a $124 million decrease in the

Reinsurance & Monoline Excess segment. Approximately 81.3% of premiums expiring in 2026, and 80.3% of premiums expiring in 2025 were renewed.
    Average renewal premium rates (per unit of exposure) for insurance and facultative reinsurance increased 4.5% in 2026 and increased 5.0% excluding workers' compensation.
    A summary of gross premiums written in 2026 compared with 2025 by line of business within each business segment follows:
•Insurance - gross premiums increased 5% to $10,725 million in 2026 from $10,217 million in 2025. Gross premiums increased $232 million (8%) for short-tail lines, $131 million (3%) for other liability, $85 million (7%) for professional liability, $54 million (4%) for auto and $6 million (1%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums decreased by 10% to $1,157 million in 2026 from $1,281 million in 2025. Gross premiums decreased $99 million (17%) for casualty and $35 million (8%) for property, partially offset by an increase of $10 million (4%) for monoline excess.
    Net premiums written were $9,872 million in 2026, an increase of 2% from $9,712 million in 2025. Ceded reinsurance premiums as a percentage of gross written premiums were 16.9% and 15.5% in 2026 and 2025, respectively.
    Premiums earned increased 3% to $9,516 million in 2026 from $9,267 million in 2025. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2026 are related to business written during both 2026 and 2025. Audit premiums were $211 million in 2026 compared with $248 million in 2025.
    Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2026 and 2025:

	Amount		Average Annualized Yield
($ in thousands)	2026	2025	2026	2025
Fixed maturity securities, including cash and cash equivalents and loans receivable	$1,065,052	$960,625	4.9%	4.8%
Investment funds	70,435	59,713	6.6	5.4
Equity securities	50,932	34,623	6.0	5.0
Arbitrage trading account	41,631	56,309	4.4	6.6
Real estate	(10,689)	(11,482)	(1.1)	(1.2)
Gross investment income	1,217,361	1,099,788	4.8	4.7
Investment expenses	(10,776)	(8,955)	—	—
Total	$1,206,585	$1,090,833	4.8%	4.7%
    Net investment income increased 11% to $1,207 million in 2026 from $1,091 million in 2025 due primarily to a $104 million increase in income from fixed maturity securities, mainly driven by a larger fixed maturity securities portfolio, a $16 million increase in equity securities, an $11 million increase in income from investment funds and a $1 million decrease in loss from real estate, partially offset by a $15 million decrease in arbitrage trading account and a $1 million increase in investment expenses. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 4.9% in 2026 and 4.8% in 2025. The effective duration of the fixed maturity portfolio was 3.3 years at September 30, 2026 and 3.0 years at December 31, 2025. Average invested assets, at cost (including cash and cash equivalents), were $33.8 billion in 2026, up 8% from $31.3 billion in 2025.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $87 million in 2026 compared to $93 million in 2025.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized losses on investments were $88 million in 2026 compared with gains of $125 million in 2025. The losses of $88 million in 2026 reflected a decrease in unrealized gains on equity securities of $68 million and net realized losses on investments of $20 million. The gains of $125 million in 2025 reflected an increase in unrealized gains on equity securities of $93 million and net realized gains on investments of $32 million.
Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments, which are reflected in net investment gains (losses), increased by $1 million ($0.8 million after-tax) in 2026 due to a decrease in fair value of one investment in fixed maturity securities, and decreased by $1 million ($1 million after-tax) in 2025 reflecting improved pricing related to fixed maturity securities and the redemption of one loan in the loan receivable portfolio.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $422 million in 2026 and $408 million in 2025. The increase mainly relates to aviation-related business due to plane sales, partially offset by the reduction in residential and commercial textile business and promotional merchandise business.
    Losses and Loss Expenses. Losses and loss expenses increased to $5,895 million in 2026 from $5,825 million in 2025. The consolidated loss ratio was 61.9% in 2026 and 62.9% in 2025. Catastrophe losses, net of reinsurance recoveries, were $224 million in 2026 compared to $289 million in 2025 with the largest contributors being California wildfire losses and frequency of severe storms. Favorable prior year reserve development (net of premium offsets) was $4 million in 2026 and $2 million in 2025. The loss ratio excluding catastrophe losses and prior year reserve development was 59.6% in 2026 and 59.8% in 2025.
    A summary of loss ratios in 2026 compared with 2025 by business segment follows:
•Insurance - The loss ratio was 63.4% in 2026 and 63.9% in 2025. Catastrophe losses were $218 million in both 2026 and 2025. Adverse prior year reserve development was $22 million in 2026 and $32 million in 2025. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.2 points to 60.6% in 2026 from 60.8% in 2025.
•Reinsurance & Monoline Excess - The loss ratio was 50.2% in 2026 and 55.5% in 2025. Catastrophe losses were $6 million in 2026 and $71 million in 2025. Favorable prior year reserve development was $26 million in 2026 and $34 million in 2025. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.1 points to 52.1% in 2026 from 52.2% in 2025.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the nine months ended September 30, 2026 and 2025:

($ in thousands)	2026	2025
Policy acquisition and insurance operating expenses	$2,717,653	$2,620,657
Insurance service expenses	73,204	70,245
Net foreign currency (gains) losses	(20,159)	62,765
Other costs and expenses	235,440	$210,883
Total	$3,006,138	$2,964,550
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 4% and net premiums earned increased 3% from 2025. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) increased 0.4 points to 28.6% in 2026 from 28.2% in 2025, mainly due to investments in the business and from the decline in net earned premiums related to the Reinsurance & Monoline Excess segment.
    Insurance service expenses, which represent the costs associated with the fee-based businesses, were $73 million in 2026 and $70 million in 2025.
    Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $20 million in 2026 compared to losses of $63 million in 2025, primarily due to the U.S. dollar strengthening against most other major currencies in 2026.

    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $235 million in 2026 from $211 million in 2025, primarily due to higher compensation-related costs and new start-up operating unit expenses in 2026.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $383 million in 2026 compared to $393 million in 2025. The decrease mainly relates to residential and commercial textile business and promotional merchandise business.
Interest Expense. Interest expense was $95 million in both 2026 and 2025.
Income Taxes. The effective income tax rate was 19.8% and 22.2% for the nine months ended September 30, 2026 and 2025, respectively. The lower effective income tax rate for the nine months ended September 30, 2026, as compared to the earlier period, was primarily due to the impact of the repeal of undiscounted property-casualty loss deductions and special estimated payments formerly available under Internal Revenue Code Section 847, partially offset by deferred tax charges in the United Kingdom.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $679 million of its non-U.S. subsidiaries, since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will not be material.

Results of Operations for the Three Months Ended September 30, 2026 and 2025
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2026 and 2025. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2026	2025
Insurance:
Gross premiums written	$3,560,309	$3,393,023
Net premiums written	2,899,016	2,809,743
Net premiums earned	2,861,882	2,773,009
Loss ratio	63.3%	63.9%
Expense ratio	28.4%	28.4%
GAAP combined ratio	91.7%	92.3%
Reinsurance & Monoline Excess:
Gross premiums written	$391,479	$443,233
Net premiums written	368,586	417,187
Net premiums earned	351,722	383,373
Loss ratio	53.2%	51.3%
Expense ratio	30.2%	29.8%
GAAP combined ratio	83.4%	81.1%
Consolidated:
Gross premiums written	$3,951,788	$3,836,256
Net premiums written	3,267,602	3,226,930
Net premiums earned	3,213,604	3,156,382
Loss ratio	62.2%	62.4%
Expense ratio	28.6%	28.5%
GAAP combined ratio	90.8%	90.9%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended September 30, 2026 and 2025:

(In thousands, except per share data)	2026	2025
Net income to common stockholders	$446,005	$511,032
Weighted average diluted shares	391,337	400,204
Net income per diluted share	$1.14	$1.28
    The Company reported net income to common stockholders of $446 million in 2026 compared to $511 million in 2025. The $65 million decrease in net income was primarily due to an after-tax increase in net investment losses of $76 million, mainly due to change in unrealized gains on equity securities, a $6 million increase in tax expense due to a change in the effective tax rate, an after-tax decrease in foreign currency gains of $6 million, an after-tax increase in corporate expenses of $5 million, an after-tax decrease of $3 million in profit from insurance service businesses and an after-tax decrease in income of $1 million related to minority interest. Decreases in net income were partially offset by an after-tax increase of $25 million in net investment income, primarily due to a larger fixed maturity securities portfolio and an after-tax increase in underwriting income of $7 million. The number of weighted average diluted shares decreased 8.9 million for 2026 compared to 2025, mainly reflecting shares repurchased in 2026 and 2025.
    Premiums. Gross premiums written were $3,952 million in 2026, an increase of 3% from $3,836 million in 2025. The increase was due to a $167 million increase in the Insurance segment, partially offset by a $51 million decrease in the Reinsurance & Monoline Excess segment. Approximately 81.6% of premiums expiring in 2026, and 79.6% of premiums expiring in 2025 were renewed.

    Average renewal premium rates (per unit of exposure) for insurance and facultative reinsurance increased 3.6% in 2026 and increased 4.0% excluding workers' compensation.
    A summary of gross premiums written in 2026 compared with 2025 by line of business within each business segment follows:
•Insurance - gross premiums increased 5% to $3,560 million in 2026 from $3,393 million in 2025. Gross premiums increased $63 million (5%) for other liability, $61 million (7%) for short-tail lines, $20 million (4%) for auto, $14 million (4%) for professional liability and $9 million (3%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums decreased by 12% to $392 million in 2026 from $443 million in 2025. Gross premiums decreased $50 million (26%) for casualty and $3 million (2%) for property, partially offset by an increase of $2 million (2%) for monoline excess.
    Net premiums written were $3,268 million in 2026, an increase of 1% from $3,227 million in 2025. Ceded reinsurance premiums as a percentage of gross written premiums was 17.3% and 15.9% in 2026 and 2025, respectively.
    Premiums earned increased 2% to $3,214 million in 2026 from $3,156 million in 2025. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2026 are related to business written during both 2026 and 2025. Audit premiums were $72 million in 2026 compared with $80 million in 2025.
    Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2026 and 2025:

	Amount		Average Annualized Yield
($ in thousands)	2026	2025	2026	2025
Fixed maturity securities, including cash and cash equivalents and loans receivable	$357,673	$324,319	4.9%	4.8%
Equity securities	17,038	11,497	5.8	4.7
Arbitrage trading account	12,292	16,309	3.6	5.7
Investment funds	2,123	5,421	0.6	1.5
Real estate	(2,207)	(3,373)	(0.7)	(1.0)
Gross investment income	386,919	354,173	4.5	4.4
Investment expenses	(3,382)	(2,935)	—	—
Total	$383,537	$351,238	4.4%	4.4%
    Net investment income increased 9% to $384 million in 2026 from $351 million in 2025 due primarily to a $33 million increase in income from fixed maturity securities, mainly driven by a larger fixed maturity securities portfolio, a $6 million increase in equity securities and a $1 million decrease in loss from real estate, partially offset by a $4 million decrease in arbitrage trading account and a $3 million decrease in income from investment funds. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 4.9% in 2026 and 4.8% in 2025. The effective duration of the fixed maturity portfolio was 3.3 years at September 30, 2026 and 3.0 years at December 31, 2025. Average invested assets, at cost (including cash and cash equivalents), were $34.5 billion in 2026, up 8% from $32.1 billion in 2025.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $29 million in 2026 compared to $31 million in 2025.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized losses on investments were $17 million in 2026 compared with gains of $79 million in 2025. The losses of $17 million in 2026 reflected a decrease in unrealized gains on equity securities of $45 million, partially offset by net realized gains on investments of $28 million. The gains of $79 million in 2025 reflected net realized gains on investments of $69 million and an increase in unrealized gains on equity securities of $10 million.

Change in Allowance for Expected Credit Losses on Investments. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The pre-tax change in allowance for expected credit losses on investments, which are reflected in net investment gains (losses), increased by $0.8 million ($0.6 million after-tax) in 2026, and decreased by $0.2 million ($0.1 million after-tax) in 2025.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $131 million in 2026 and $150 million in 2025. The decrease mainly relates to aviation-related business and promotional merchandise business.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,998 million in 2026 from $1,969 million in 2025. The consolidated loss ratio was 62.2% in 2026 and 62.4% in 2025. Catastrophe losses, net of reinsurance recoveries, were $86 million in 2026, compared to $79 million in 2025. Favorable prior year reserve development (net of premium offsets) was $1 million in both 2026 and 2025. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.4 points to 59.5% in 2026 from 59.9% in 2025.
    A summary of loss ratios in 2026 compared with 2025 by business segment follows:
•Insurance - The loss ratio was 63.3% in 2026 and 63.9% in 2025. Catastrophe losses were $83 million in 2026 compared with $70 million in 2025. Adverse prior year reserve development was $14 million in 2026 and $13 million in 2025. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.0 points to 59.9% in 2026 from 60.9% in 2025.
•Reinsurance & Monoline Excess - The loss ratio was 53.2% in 2026 and 51.3% in 2025. Catastrophe losses were $3 million in 2026 and $9 million in 2025. Favorable prior year reserve development was $15 million in 2026 and $14 million in 2025. The loss ratio excluding catastrophe losses and prior year reserve development increased 4.0 points to 56.6% in 2026 from 52.6% in 2025.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended September 30, 2026 and 2025:

($ in thousands)	2026	2025
Policy acquisition and insurance operating expenses	$919,125	$900,312
Insurance service expenses	24,570	22,711
Net foreign currency gains	(5,122)	(12,009)
Other costs and expenses	70,986	$64,319
Total	$1,009,559	$975,333
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses and net premiums earned both increased 2% from 2025. The expense ratio (underwriting expenses expressed as a percentage of net premiums earned) was 28.6% in 2026 and 28.5% in 2025.
    Insurance service expenses, which represent the costs associated with the fee-based businesses, were $25 million in 2026 and $23 million in 2025.
    Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $5 million in 2026 and $12 million in 2025.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $71 million in 2026 from $64 million in 2025, primarily due to higher compensation-related costs and new start-up operating unit expenses in 2026.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $125 million in 2026 compared to $144 million in 2025. The decrease mainly relates to aviation-related business and promotional merchandise business.
Interest Expense. Interest expense was $32 million in both 2026 and 2025.
Income Taxes. The effective income tax rate was 21.9% and 21.0% for the three months ended September 30, 2026 and 2025, respectively. The higher effective income tax rate for the three months ended September 30, 2026, as compared to the earlier period, was primarily due to a larger benefit attributable to equity-based compensation in 2025.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $679 million of its non-U.S. subsidiaries, since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed, the Company projects that the incremental tax, if any, will not be material.

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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents and arbitrage trading account, was 3.3 years at September 30, 2026 and 3.0 years at December 31, 2025. The Company’s fixed maturity investment portfolio and investment-related assets as of September 30, 2026 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$4,589,338	13.5%
State and municipal:
Special revenue	935,495	2.8
State general obligation	203,787	0.6
Local general obligation	166,550	0.5
Corporate backed	126,644	0.4
Pre-refunded (1)	63,969	0.2
Total state and municipal	1,496,445	4.5
Mortgage-backed:
Agency	3,954,880	11.6
Residential-Prime	179,792	0.5
Commercial	170,177	0.5
Residential-Alt A	1,090	—
Total mortgage-backed	4,305,939	12.6
Asset-backed securities	4,188,774	12.3
Corporate:
Industrial	3,876,539	11.4
Financial	3,606,285	10.6
Utilities	1,731,263	5.1
Other	186,842	0.6
Total corporate	9,400,929	27.7
Foreign government and foreign government agencies	2,021,727	6.0
Total fixed maturity securities	26,003,152	76.6
Equity securities:
Common stocks	884,723	2.6
Preferred stocks	578,372	1.7
Total equity securities	1,463,095	4.3
Cash and cash equivalents (2)	2,038,618	6.0
Investment funds	1,450,995	4.3
Arbitrage trading account	1,407,586	4.1
Real estate	1,318,367	3.9
Loans receivable	271,048	0.8
Total investments	$33,952,861	100.0%
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
Investment Funds. At September 30, 2026, the carrying value of investment funds was $1.5 billion, including investments in other funds of $459 million (which includes a deferred compensation trust asset of $50 million), financial services funds of $345 million, transportation funds of $277 million, infrastructure funds of $183 million, real estate funds of $146 million, and energy funds of $40 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At September 30, 2026, real estate properties in operation primarily included a long-term ground lease in Washington, D.C., an office complex in New York City and the completed portion of a mixed-use project in Washington, D.C. In addition, part of the previously mentioned mixed-use project in Washington, D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable had both amortized cost and fair value of $271 million as of September 30, 2026. The amortized cost of loans receivable is net of an allowance for expected credit losses of $9 thousand as of September 30, 2026. Loans receivable include real estate loans of $268 million secured by commercial real estate located in the U.K. Real estate loans generally earn interest at variable interest rates and have maturities through 2030. Loans receivable includes commercial loans of $3 million with small business owners that are secured by business assets.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents and arbitrage trading account) was 3.3 years at September 30, 2026 and 3.0 years at December 31, 2025.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities decreased to $2,199 million in the nine months ended September 30, 2026 from $2,587 million in the nine months ended September 30, 2025, primarily due to increased loss and loss expense payments and income tax payments, partially offset by increased premium receipts.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, purchase of investments, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 83% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2026. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
    Debt. At September 30, 2026, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,839 million and a face amount of $2,860 million. The maturities of the outstanding debt are $5 million in 2026, $250 million in 2037, $350 million in 2044, $470 million in 2050, $400 million in 2052, $185 million in 2058, $300 million in 2059, $250 million in 2060, and $650 million in 2061.
On June 9, 2026, the Company renewed its senior unsecured revolving credit facility that provides for revolving, unsecured borrowings up to an aggregate of $300 million with a $50 million sublimit for letters of credit. The Company may increase the amount available under the facility to a maximum of $500 million subject to obtaining lender commitments for the increase and other customary conditions. Borrowings under the facility may be used for working capital and other general corporate purposes. All borrowings under the facility must be repaid by June 9, 2031, except that letters of credit outstanding on that date may remain outstanding until June 9, 2032 (or such later date approved by all lenders). Our ability to utilize the facility is conditioned on the satisfaction of representations, warranties and covenants that are customary for facilities of this type. As of September 30, 2026, there were no borrowings outstanding under the facility.
    Equity. At September 30, 2026, total common stockholders’ equity was $9.6 billion, common shares outstanding were 371,447,663 (excluding 17,378,810 shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs), stockholders' equity per outstanding share was $25.87, and adjusted stockholders' equity per outstanding share was $24.72 (including shares held in a grantor trust). During the nine months ended September 30, 2026, the Company repurchased 6,465,878 shares of its common stock for $435 million. In the third quarter of 2026, the board of directors of the Company declared an ordinary quarterly cash dividend of $0.10 per share. In the second quarter of 2026, the board of directors of the Company declared an ordinary quarterly cash dividend of $0.10 per share and a special quarterly cash dividend of $0.50 per share. In the first quarter of 2026, the board of directors of the Company declared an ordinary quarterly cash dividend of $0.09 per share.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $12.4 billion at September 30, 2026. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 23% at both September 30, 2026 and December 31, 2025.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
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
    Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Set forth below is a summary of the shares repurchased by the Company during the three months ended September 30, 2026, and the number of shares remaining authorized for purchase by the Company:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2026	—	$—	—	24,950,000
August 1-30, 2026	229,508	$68.73	229,508	24,720,492
September 1-30, 2026	80,000	$67.14	80,000	24,640,492
Total	309,508		309,508

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from W. R. Berkley Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025; (iv) Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; (vi) Notes to Interim Consolidated Financial Statements; and (vii) the cover page.

104.1	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101.1).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	November 2, 2026	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
Chairman, Chief Executive Officer and President

Date:	November 2, 2026	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President - Chief Financial Officer